Form 10-Q
period 2017-01-31
Everett SpinCo, Inc.
filed 2017-03-31
CIK 1688568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38003

EVERETT SPINCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1800317
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3000 Hanover Street, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)

(650) 687-5817

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Everett SpinCo, Inc. common stock outstanding as of March 28, 2017 was 100 shares, par value $0.01.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Form 10-Q

For the Quarterly Period ended January 31, 2017

Forward-Looking Statements

All statements and assumptions contained in this Quarterly Report on Form 10-Q and in the documents incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goals,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and words and terms of similar substance in connection with discussions of future operating or financial performance. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to Everett’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of Everett’s control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•	the ability to satisfy conditions to the closing of the Transaction;

•	the separation of Everett from HPE and its integration with CSC’s business, operations and culture and the ability to operate as effectively and efficiently as expected, and the combined company’s ability to successfully manage and integrate acquisitions generally;

•	the combined company’s ability to realize the synergies and benefits expected to result from the Transaction within the anticipated time frame or in the anticipated amounts;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate CSC’s business or Everett’s business before or the combined company’s business after the Transaction;

•	potential disruption of management’s time and attention from the ongoing business operations of CSC as a result of the Transaction;

•	changes in senior management, the loss of key employees or the ability of the combined company to retain and hire key personnel and maintain relationships with key business partners;

•	business interruptions in connection with CSC’s or Everett’s technology systems;

•	the competitive pressures faced by the combined company;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of the products and services of CSC and Everett;

•	the protection of the intellectual property assets of CSC and Everett, including intellectual property licensed from third parties and intellectual property shared with former parent companies;

•	risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by CSC, Everett and their suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes; and

•	the other factors incorporated by reference under “Risk Factors.”

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. Everett does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Part I. Financial Information

Item 1.	Financial Statements and Supplementary Data.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Condensed Combined Statements of Operations

(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Net revenue	$4,147	$4,472
Costs and expenses:
Cost of revenue	3,569	3,985
Selling, general and administrative	353	383
Amortization of intangible assets	—	99
Restructuring charges	61	145
Separation costs	195	34
Defined benefit plan remeasurement benefit	(1)	—

Total costs and expenses	4,177	4,646

Loss from operations	(30)	(174)
Interest and other, net	(26)	(38)

Loss before taxes	(56)	(212)
Benefit for taxes	19	34

Net loss	$(37)	$(178)

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Condensed Combined Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Net loss	$(37)	$(178)

Other comprehensive income before taxes:
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	(11)	(7)

	(11)	(7)

Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	5	46
Net gains reclassified into earnings	(24)	(21)

	(19)	25

Change in unrealized components of defined benefit plans:
Gains arising during the period	116	—
Amortization of actuarial loss and prior service benefit	26	23
Plans transferred to Parent during the period	361	—
Plans transferred from Parent during the period	(369)	—

	134	23

Change in cumulative translation adjustment	(2)	(5)

Other comprehensive income before taxes	102	36
Benefit for taxes	27	4

Other comprehensive income, net of taxes	129	40

Comprehensive income (loss)	$92	$(138)

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Condensed Combined Balance Sheets

	As of
	January 31, 2017	October 31, 2016
	In millions
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,263	$448
Accounts receivable	3,263	3,093
Financing receivables	124	133
Other current assets	1,510	1,587

Total current assets	6,160	5,261

Property, plant and equipment	3,732	3,937
Long-term financing receivables	184	210
Other assets	2,303	1,800

Total assets	$12,379	$11,208

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3	$2
Capital lease obligations, short-term	748	812
Accounts payable	871	933
Employee compensation and benefits	619	838
Taxes on earnings	53	55
Deferred revenue	876	850
Accrued restructuring	259	371
Other accrued liabilities	1,250	1,133

Total current liabilities	4,679	4,994

Long-term debt	392	392
Capital lease obligations, long-term	1,014	1,178
Other liabilities	1,869	3,622
Commitments and contingencies
Equity:
Parent company investment	6,876	3,605
Accumulated other comprehensive loss	(2,484)	(2,613)

Equity attributable to Everett	4,392	992
Non-controlling interests	33	30

Total equity	4,425	1,022

Total liabilities and equity	$12,379	$11,208

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Condensed Combined Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Cash flows from operating activities:
Net loss	$(37)	$(178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	475
Stock-based compensation expense	43	58
Provision for doubtful accounts	(6)	7
Restructuring charges	61	145
Other, net	24	(45)
Changes in operating assets and liabilities:
Accounts receivable	(165)	26
Financing receivables	35	45
Accounts payable	(38)	(193)
Taxes on earnings	(4)	13
Restructuring	(179)	(168)
Other assets and liabilities	(2,005)	(453)

Net cash used in operating activities	(1,938)	(268)

Cash flows from investing activities:
Investment in property, plant and equipment	(78)	(27)
Proceeds from sale of property, plant and equipment	4	5
Purchases of available-for-sale securities and other investments	—	(1)
Maturities and sales of available-for-sale securities and other investments	—	6
Proceeds from business divestiture, and other, net	3	65

Net cash (used in) provided by investing activities	(71)	48

Cash flows from financing activities:
Payment of debt	(1)	(6)
Principal payments on capital lease obligations	(194)	(231)
Net transfers from Parent	3,019	564

Net cash provided by financing activities	2,824	327

Increase in cash and cash equivalents	815	107
Cash and cash equivalents at beginning of period	448	217

Cash and cash equivalents at end of period	$1,263	$324

Supplemental schedule of non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	$—	$252

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Condensed Combined Statements of Equity

(Unaudited)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Equity Attributable to Everett	Non- controlling Interests	Total Equity
	In millions
For the three months ended January 31, 2017
Balance at October 31, 2016	$3,605	$(2,613)	$992	$30	$1,022
Net loss	(37)		(37)		(37)
Other comprehensive income		129	129		129

Comprehensive income			92		92

Net transfers from Parent	3,308		3,308		3,308
Changes in non-controlling interests			—	3	3

Balance at January 31, 2017	$6,876	$(2,484)	$4,392	$33	$4,425

For the three months ended January 31, 2016
Balance at October 31, 2015	$3,365	$(2,162)	$1,203	$25	$1,228
Net loss	(178)		(178)		(178)
Other comprehensive income		40	40		40

Comprehensive loss			(138)		(138)

Net transfers from Parent	691		691		691
Changes in non-controlling interests			—	2	2

Balance at January 31, 2016	$3,878	$(2,122)	$1,756	$27	$1,783

The accompanying notes are an integral part of these Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements

(Unaudited)

Note 1: Background and Basis of Presentation

Background

The Enterprise Services Business (“Everett SpinCo, Inc.” or “Everett”) of Hewlett Packard Enterprise Company (“HPE”) consists of the Enterprise Services segment of HPE excluding the Mphasis Limited reporting unit which was divested by HPE on September 1, 2016. Everett is a leading global provider of technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Service (“SES”) offerings which includes analytics and data management, security and cloud services. HPE was spun off by Hewlett-Packard Company in a November 1, 2015 transaction in which HP Inc. (“former Parent”), formerly known as Hewlett-Packard Company, separated into two independent publicly traded companies. Accordingly, the term “Parent” refers to the Hewlett-Packard Company for periods prior to November 1, 2015 and to HPE from November 1, 2015 onward.

On May 24, 2016, HPE announced plans for a tax-free spin-off of Everett and merger with Computer Sciences Corporation (“CSC”) (collectively, the “Transaction”). Immediately following the Transaction, which is currently targeted to be completed on or around April 1, 2017, shareholders of HPE will own shares of both HPE and approximately 50.1% of the new combined company. The Transaction is subject to certain customary closing conditions.

Basis of Presentation

These Condensed Combined Financial Statements of Everett were derived from the Condensed Consolidated Financial Statements and accounting records of Parent as if Everett were operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Condensed Combined Statements of Operations and Comprehensive Income (Loss) of Everett reflect allocations of general corporate expenses from Parent including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of Everett and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, Everett. The allocations may not, however, reflect the expense Everett would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if Everett had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

The Condensed Combined Balance Sheets of Everett include Parent assets and liabilities that are specifically identifiable or otherwise attributable to Everett, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to Everett for any of the periods presented because those cash balances are not directly attributable to Everett. Everett reflects transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the Condensed Combined Balance Sheets. Parent’s long-term debt has not been attributed to Everett for any of the periods presented because Parent’s borrowings are not the legal obligation of Everett.

Parent maintains various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. Everett’s employees participate in those programs and a portion of the cost of those plans is included in the Condensed Combined Financial Statements. However, the Condensed Combined Balance Sheets do not include any net benefit plan obligations unless the benefit plan only included active, retired and other former Everett employees or any equity related to stock-based compensation plans.

In the opinion of management, the accompanying unaudited Condensed Combined Financial Statements of Everett contain all adjustments, including normal recurring adjustments, necessary to present fairly Everett’s financial position as of January 31, 2017 and October 31, 2016 and its results of operations and cash flows for the three months ended January 31, 2017 and 2016. Everett’s results of operations and cash flows for the three months ended January 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Principles of Combination

The Condensed Combined Financial Statements include Everett’s net assets and results of operations as described above. All intercompany transactions and accounts within the combined businesses of Everett have been eliminated.

Intercompany transactions between Everett and Parent other than leases with Parent’s wholly-owned leasing subsidiary (see below) are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows within financing activities and in the Condensed Combined Balance Sheets within Parent company investment. Parent company investment in the Condensed Combined Balance Sheets and Condensed Combined Statements of Equity represents Parent’s historical investment in Everett, the net effect of transactions with and allocations from Parent and Everett’s accumulated earnings.

Everett accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling interest under the equity method of accounting, and Everett records its proportionate share of income or losses in Interest and other, net, in the Condensed Combined Statements of Operations.

Non-controlling interests are presented as a separate component within Equity in the Condensed Combined Balance Sheets. Net earnings attributable to the non-controlling interests are recorded within Interest and other, net, in the Condensed Combined Statements of Operations and are not presented separately as they were not material for any period presented.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Combined Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Leases with Parent’s Wholly-owned Leasing Subsidiary

Everett enters into leasing arrangements with Parent’s wholly-owned leasing subsidiary, HPE Financial Services, which are cash settled on a recurring basis in accordance with the contractual terms of the leasing arrangements. These leasing arrangements are accounted for as capital leases or operating leases based on the contractual terms of the individual leasing arrangements. Capital lease obligations are presented on the face of the Condensed Combined Balance Sheets and principal payments on these obligations are reflected on a separate line within financing activities in the Condensed Combined Statements of Cash Flows.

Defined Benefit Plan Remeasurement Benefit

Defined benefit plan remeasurement benefit represents an adjustment to net periodic pension cost resulting from remeasurements of certain pension plans in anticipation of the Transaction.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. The amendments also eliminate the practice of accounting for software licenses as executory contracts which may result in more software assets being capitalized. Everett adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented, as permitted by the standard. The adoption of these amendments did not have a material impact to Everett’s Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the classified balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by these amendments. Everett adopted the amendments in the first quarter of fiscal 2017 and applied them retrospectively to all periods presented. The adoption of the amendments had no impact to Everett’s Condensed Combined Financial Statements.

Recently Enacted Accounting Pronouncements

In March 2017, the FASB amended the existing accounting standards for defined benefit pension and other postretirement benefit plans. The amendments require the presentation of the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in connection with the production or construction of an asset. Everett is required to present the other components of the net periodic benefit cost separately from the line items that include the service cost and outside of any subtotal of operating income. Everett is required to adopt the guidance in the first quarter of fiscal 2018. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit. Early adoption is permitted. Everett is currently evaluating the timing and impact of these amendments on its Condensed Combined Financial Statements.

In October 2016, the FASB amended the existing accounting standards for income taxes. The amendments require the recognition of the income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. Under current U.S. GAAP, current and deferred income taxes for intra-entity asset transfers are not recognized until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Everett is required to adopt the guidance in the first quarter of fiscal 2019. Early adoption is permitted. Everett is currently evaluating the timing and the impact of these amendments on its Condensed Combined Financial Statements.

In August 2016, the FASB amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. Everett is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. Everett is currently evaluating the timing and the impact of these amendments on its Condensed Combined Financial Statements.

In June 2016, the FASB amended the existing accounting standards for the measurement of credit losses. The amendments require an entity to estimate its lifetime expected credit loss for most financial instruments, including trade and lease receivables, and record an allowance for the portion of the amortized cost the entity does not expect to collect. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Everett is required to adopt the guidance in the first quarter of fiscal 2021. Early adoption is permitted beginning in fiscal 2020. Everett is currently evaluating the timing and impact of these amendments on its Condensed Combined Financial Statements.

In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover personal income taxes on awards, allow companies to recognize forfeitures of awards as they occur, and require companies to present excess tax benefits as an operating activity in the statement of cash flows rather than as a financing activity. Everett is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. Everett is currently evaluating the timing and the impact of these amendments on its Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis over the lease term. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard (see below). The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. Everett is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. Everett is currently evaluating the timing and the impact of these amendments on its Condensed Combined Financial Statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one year deferral of the effective date, with an option of applying the standard on the original effective date, which for Everett is the first quarter of fiscal 2018. In accordance with this deferral, Everett is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Everett is currently assessing the impact of these amendments and the transition alternatives on its Condensed Combined Financial Statements.

Note 2: Segment Information

Everett is a leading global provider of technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and SES offerings. Everett’s operations are organized into two segments for financial reporting purposes: Infrastructure Technology Outsourcing (“ITO”) and Application and Business Services (“ABS”). Everett’s organizational structure is based on a number of factors that Everett management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of services and technology. The segments are based on this organizational structure and information reviewed by Everett management to evaluate segment results.

A summary description of each segment follows.

Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, information technology security, cloud computing, workplace technology, networks, unified communications and enterprise service management.

Application and Business Services helps clients develop, revitalize and manage their applications and information assets.

Segment Policy

Everett derives the results of the business segments directly from its internal management reporting system. The accounting policies Everett uses to derive segment results are substantially the same as those of Parent. Management measures the performance of each segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the segments.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Everett does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, separation costs and defined benefit plan remeasurement benefit.

Segment Operating Results

	Infrastructure Technology Outsourcing	Application and Business Services	Total
	In millions
Three months ended January 31, 2017
Total segment net revenue	$2,744	$1,403	$4,147

Segment earnings from operations	$139	$155	$294

Three months ended January 31, 2016
Total segment net revenue	$3,066	$1,406	$4,472

Segment earnings from operations	$46	$153	$199

The reconciliation of segment operating results to the combined results was as follows:

	Three months ended January 31
	2017	2016
	In millions
Net Revenue:
Total combined net revenue	$4,147	$4,472

Earnings before taxes:
Total segment earnings from operations	$294	$199
Corporate and unallocated costs and eliminations	(26)	(37)
Stock-based compensation expense	(43)	(58)
Amortization of intangible assets	—	(99)
Restructuring charges	(61)	(145)
Separation costs	(195)	(34)
Defined benefit plan remeasurement benefit	1	—
Interest and other, net	(26)	(38)

Total combined loss before taxes	$(56)	$(212)

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring

Summary of Restructuring Plans

Restructuring charges of $61 million and $145 million have been recorded by Everett during the three months ended January 31, 2017 and 2016, respectively, based on restructuring activities impacting Everett’s employees and infrastructure as well as an allocation of restructuring charges related to Parent’s corporate and shared functional employees and infrastructure. Allocated restructuring charges related to Parent’s corporate and shared functional employees and infrastructure were $10 million and $11 million for the three months ended January 31, 2017 and 2016, respectively. Restructuring activities related to Everett’s employees and infrastructure (“Direct Restructuring”), summarized by plan were as presented in the table below:

	Fiscal 2015 Plan		Fiscal 2012 Plan		Other Plans
	Employee Severance	Infrastructure and other	Employee Severance and EER	Infrastructure and other	Employee Severance	Infrastructure and other	Total
	In millions
Liability as of October 31, 2016	$352	$13	$99	$9	$1	$10	$484
Charges (reversals)	25	28	1	1	—	(4)	51
Cash payments	(135)	(28)	(15)	—	—	(1)	(179)
Non-cash items	(4)	—	(2)	—	—	—	(6)

Liability as of January 31, 2017	$238	$13	$83	$10	$1	$5	$350

Total costs incurred to date as of January 31, 2017	$815	$179	$2,533	$401	$427	$1,107	$5,462

Total expected costs to be incurred as of January 31, 2017	$1,770	$200	$2,533	$401	$427	$1,107	$6,438

The current restructuring liability reported in Accrued restructuring in the Condensed Combined Balance Sheets at January 31, 2017 and October 31, 2016 was $259 million and $371 million, respectively. The long-term restructuring liability reported in Other liabilities in the Condensed Combined Balance Sheets at January 31, 2017 and October 31, 2016 was $91 million and $113 million, respectively.

Fiscal 2015 Restructuring Plan

On September 14, 2015, Parent’s Board of Directors approved a restructuring plan (the “2015 Plan”) which will be implemented through fiscal 2018. As part of the 2015 Plan, Everett expects up to approximately 27,700 employees to exit Everett by the end of 2018. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. As of January 31, 2017, Everett estimates that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.0 billion in connection with the 2015 Plan, of which approximately $1.8 billion relates to workforce reductions and approximately $200 million primarily relates to real estate consolidation.

Fiscal 2012 Restructuring Plan

On May 23, 2012, Parent adopted a multi-year restructuring plan (the “2012 Plan”) designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of January 31, 2017, Everett had eliminated 29,400 positions in connection with the 2012 Plan, with a portion of those employees exiting Everett as part of voluntary enhanced early retirement (“EER”) programs in the U.S. and in certain other countries. Everett recognized $2.9 billion in total aggregate charges in connection with the 2012 Plan, with $2.5 billion related to workforce reductions, including the EER programs, and $401 million related to infrastructure, including data center and real estate consolidation and other items. The severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Other Plans

Restructuring plans initiated by Parent in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance and infrastructure related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

Benefit Plan Expense

Certain eligible employees, retirees and other former employees of Everett participate in certain U.S. and international defined benefit pension plans and post-retirement benefit plans offered by Parent. These plans whose participants included both Everett employees and other employees of Parent are accounted for as multiemployer benefit plans and, as such, the related net benefit plan obligations are not included in the Condensed Combined Balance Sheets. The related benefit plan expense has been allocated to Everett based on Everett’s labor costs and allocations of corporate and other shared functional personnel.

Certain benefit plans in Everett’s operations only included active, retired and other former Everett employees and were accounted for as single employer benefit (“Direct”) plans. Accordingly, the net benefit plan obligations and the related benefit plan expense of those plans have been recorded in the Condensed Combined Financial Statements for all periods presented. All of Everett’s Direct plans are non-U.S. defined benefit plans, the most significant of which are located in the United Kingdom, Germany and Canada.

Everett recognized total net pension and other post-retirement benefit expense in the Condensed Combined Statements of Operations of $45 million and $19 million for the three months ended January 31, 2017 and 2016, respectively. The amount for the first quarter of fiscal 2017 includes pre-tax expense of $33 million related to the Transaction, which has been recorded within Separation costs in the Condensed Combined Statement of Operations and a pre-tax benefit of $1 million resulting from the remeasurement of certain Everett pension plans in connection with the Transaction, which has been recorded within Defined benefit plan remeasurement benefit in the Condensed Combined Statement of Operations.

Everett’s net pension benefit cost recognized in the Condensed Combined Statements of Operations for Direct plans was as follows:

	Three months ended January 31
	2017	2016
	In millions
Service cost	$15	$14
Interest cost	41	61
Expected return on plan assets	(48)	(84)
Amortization and deferrals:
Actuarial loss	28	24
Prior service benefit	(2)	(1)

Net periodic benefit cost	34	14
Special termination benefits	—	2

Net benefit cost	$34	$16

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Future Contributions and Funding Policy

Everett’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

Pursuant to the Transaction agreement between Parent and CSC, Parent is obligated to fund Everett’s unfunded net pension liability in excess of $570 million on the date of the Transaction close, currently targeted to be on or around April 1, 2017. In December 2016, Parent made funding payments totaling $1.9 billion. As of January 31, 2017, the total remaining funding amount in excess of $570 million was estimated to be zero. However, the exact amount of funding will not be known until the Transaction close date.

Everett’s pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining estimated service life for active and closed plans or the life expectancy of plan participants for frozen plans. During the first quarter of fiscal 2017, Everett changed its method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit plans to a full yield curve approach with costs calculated at individual annual spot rates.

Note 5: Stock-Based Compensation

Certain of Everett’s employees participate in stock-based compensation plans sponsored by Parent. Parent’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan (“ESPP”). All awards granted under the plans are based on Parent’s common shares and, as such, are not reflected in the Condensed Combined Statements of Equity. Stock-based compensation expense includes expense attributable to Everett based on the awards and terms previously granted under the incentive compensation plan to Everett’s employees and an allocation of Parent’s corporate and shared functional employee expenses. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that Everett would have experienced as an independent company for the periods presented.

Stock-based compensation expense and the resulting tax benefits recognized by Everett were as follows:

	Three months ended January 31
	2017	2016
	In millions
Stock-based compensation expense	$47	$58
Income tax benefit	—	—

Stock-based compensation expense, net of tax	$47	$58

Stock-based compensation expense includes an allocation of Parent’s corporate and shared functional employee expenses of $20 million for each of the three months ended January 31, 2017 and 2016.

In May 2016, in connection with the announcement of the Transaction, Parent modified its stock-based compensation program such that certain unvested equity awards outstanding on May 24, 2016 will vest upon the earlier of: (i) the termination of an employee’s employment with HPE as a direct result of an announced sale, divestiture or spin-off of a subsidiary, division or other business; (ii) the termination of an employee’s employment with HPE without cause; or (iii) June 1, 2018. This modification also includes changes to the performance and market conditions of certain performance-based awards. As a result, for the three months ended January 31, 2017, stock-based compensation expense in the table above includes pre-tax expense of $4 million, which has been recorded within Separation costs in the Condensed Combined Statements of Operations.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings

Everett’s Benefit for taxes and deferred tax balances have been calculated on a separate return basis as if Everett filed its own tax returns, although its operations have been included in Parent’s U.S. federal, state and foreign tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if Everett were a separate taxpayer and a standalone enterprise for the periods presented.

Benefit for Taxes

Everett’s effective tax rate was 33.9% and 16.0% for the three months ended January 31, 2017 and 2016, respectively. Everett’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the impact of valuation allowances both within the U.S. and certain foreign jurisdictions. In addition there are foreign jurisdictions where the foreign tax rates differ from the U.S. federal statutory rate. Everett has not provided U.S. taxes for all foreign earnings because Everett plans to reinvest some of those earnings indefinitely outside the U.S.

For the three months ended January 31, 2017, Everett recorded $75 million of net income tax benefits related to items unique to that period. These amounts included tax benefits of $73 million related to restructuring and separation costs and $2 million related to other items.

For the three months ended January 31, 2016, Everett recorded $36 million of net income tax benefits related to items unique to that period. These amounts included tax benefits of $31 million related to restructuring and separation costs and $5 million related to other items.

Uncertain Tax Positions

Everett is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. Everett believes that it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. Everett regularly assesses the likely outcomes of these audits in order to determine the appropriateness of Everett’s tax provision. Everett adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that Everett will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Benefit for taxes in the Condensed Combined Statements of Operations and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.

As of January 31, 2017 and October 31, 2016, the amount of unrecognized tax benefits was $348 million and $344 million, respectively, of which up to $226 million and $224 million would affect Everett’s effective tax rate if realized as of the respective periods.

Everett recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Benefit for taxes in the Condensed Combined Statements of Operations. Everett had accrued $62 million for interest and penalties as of January 31, 2017 and October 31, 2016.

Parent engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. Parent does not expect complete resolution of any U.S. Internal Revenue Service audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions, joint and several tax liabilities and other matters. Accordingly, Everett believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $19 million within the next 12 months.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities included in the Condensed Combined Balance Sheets were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Deferred tax assets	$53	$53
Deferred tax liabilities	(44)	(44)

Deferred tax assets net of deferred tax liabilities	$9	$9

Note 7: Balance Sheet Details

Balance sheet details were as follows:

Accounts Receivable

	As of
	January 31, 2017	October 31, 2016
	In millions
Accounts receivable:
Billed	$2,347	$2,227
Unbilled	944	895

Accounts receivable, gross	3,291	3,122
Allowance for doubtful accounts	(28)	(29)

	$3,263	$3,093

The allowance for doubtful accounts related to accounts receivable and changes therein were as follows:

Three months ended January 31, 2017
In millions
Balance at beginning of period	$29
Provision for doubtful accounts	(6)
Deductions, net of recoveries	5

Balance at end of period	$28

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Other Current Assets

	As of
	January 31, 2017	October 31, 2016
	In millions
Deferred contract costs	$477	$475
Prepaid expenses	428	390
Value-added taxes receivable	197	298
Income tax receivable	269	268
Inventory, net	35	34
Other	104	122

	$1,510	$1,587

Property, Plant and Equipment

	As of
	January 31, 2017	October 31, 2016
	In millions
Land	$144	$144
Buildings and leasehold improvements	3,403	3,400
Machinery, equipment and furniture	6,545	6,671

	10,092	10,215
Accumulated depreciation	(6,360)	(6,278)

	$3,732	$3,937

Depreciation expense for the three months ended January 31, 2017 and 2016 was $332 million and $374 million, respectively. The change in gross property, plant and equipment during the three months ended January 31, 2017 was due primarily to purchases and acquisitions of $54 million, partially offset by sales and retirements totaling $224 million. Accumulated depreciation associated with assets sold or retired was $222 million. The remainder of the change in gross property, plant and equipment and accumulated depreciation was due to currency and other impacts.

Other Assets

	As of
	January 31, 2017	October 31, 2016
	In millions
Deferred contract costs – long-term	$807	$810
Prepaid pension assets	521	12
Notes receivable – long-term	313	305
Deferred tax assets	53	53
Other	609	620

	$2,303	$1,800

For the three months ended January 31, 2017, the change in Other assets was due primarily to an increase in Prepaid pension assets. The increase was due primarily to pension funding payments in anticipation of the Transaction.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Other Accrued Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Accrued taxes – other	$357	$432
Accrued subcontractor costs	465	387
Other	428	314

	$1,250	$1,133

Other Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Pension liabilities	$444	$2,130
Deferred revenue – long-term	901	923
Tax liability – long-term	93	107
Deferred tax liability – long-term	44	44
Other	387	418

	$1,869	$3,622

For the three months ended January 31, 2017, the change in Other liabilities was due primarily to a decrease in Pension liabilities. The decrease was due primarily to pension funding payments in anticipation of the Transaction.

Note 8: Financing Receivables

Financing receivables represent sales-type and direct-financing leases of HPE and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. The components of financing receivables were as follows:

	As of
	January 31, 2017	October 31, 2016
	In millions
Minimum lease payments receivable	$337	$377
Unearned income	(29)	(34)

Financing receivables, net	308	343
Less: current portion(1)	(124)	(133)

Amounts due after one year, net(1)	$184	$210

(1)	Everett includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables in the accompanying Condensed Combined Balance Sheets.

Credit Quality

Due to the homogenous nature of its leasing transactions, Everett manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising Everett’s customer base and their dispersion across many different industries and geographic regions. Everett evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 9: Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

Everett uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3—Unobservable inputs for the asset or liability.

The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

The following table presents Everett’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$219	$—	$219	$—	$50	$—	$50
Money market funds	173	—	—	173	54	—	—	54
Equity securities	2	—	—	2	2	—	—	2
Foreign bonds	8	47	—	55	8	99	—	107
Other debt securities	—	—	7	7	—	—	7	7
Derivative Instruments:
Foreign exchange contracts	—	24	—	24	—	49	—	49

Total assets	$183	$290	$7	$480	$64	$198	$7	$269

Liabilities
Derivative Instruments:
Foreign exchange contracts	$—	$3	$—	$3	$—	$9	$—	$9

Total liabilities	$—	$3	$—	$3	$—	$9	$—	$9

During the three months ended January 31, 2017, there were no transfers between levels within the fair value hierarchy.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Valuation Techniques

Cash Equivalents and Investments: Everett holds time deposits, money market funds, equity securities and other debt securities primarily consisting of corporate and foreign government notes and bonds. Everett values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data. Investments are included in the Condensed Combined Balance Sheets as components of Other current assets and Other assets.

Derivative Instruments: Everett uses forward contracts, interest rate and total return swaps to hedge certain foreign currency and interest rate exposures. Everett uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, Everett and counterparties’ credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 10, “Financial Instruments,” for a further discussion of Everett’s use of derivative instruments.

Other Fair Value Disclosures

Short- and Long-Term Debt: Everett estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing to Parent for similar terms and remaining maturities, and considering Parent’s credit risk. The estimated fair value of Everett’s short- and long-term debt was $444 million and $446 million at January 31, 2017 and October 31, 2016, respectively, as compared with the carrying value of $395 million and $394 million, respectively. If measured at fair value in the Condensed Combined Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

Other Financial Instruments: For the balance of Everett’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Condensed Combined Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

Non-Marketable Equity Investments and Non-Financial Assets: Everett’s non-marketable equity investments and non-financial assets, such as property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Condensed Combined Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments

Cash Equivalents and Available-for-Sale Investments

Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions
Cash Equivalents:
Time deposits	$219	$—	$—	$219	$50	$—	$—	$50
Money market funds	173	—	—	173	54	—	—	54

Total cash equivalents	392	—	—	392	104	—	—	104

Available-for-Sale Investments:
Debt securities:
Foreign bonds	46	9	—	55	87	20	—	107
Other debt securities	7	—	—	7	7	—	—	7

Total debt securities	53	9	—	62	94	20	—	114

Equity securities:
Equity securities	2	—	—	2	2	—	—	2

Total equity securities	2	—	—	2	2	—	—	2

Total available-for-sale investments	55	9	—	64	96	20	—	116

Total cash equivalents and available-for-sale investments	$447	$9	$—	$456	$200	$20	$—	$220

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in more than five years	$53	$62

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Derivative Instruments

Everett is a global business exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, Everett uses derivative instruments, primarily forward contracts, interest rate swaps and total return swaps to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. Everett’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. Everett does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. Everett may designate its derivative contracts as fair value hedges or cash flow hedges. Additionally, for derivatives not designated as hedging instruments, Everett categorizes those economic hedges as other derivatives. Derivative instruments directly attributable to Everett are recognized at fair value in the Condensed Combined Balance Sheets. The change in fair value of the derivative instruments is recognized in the Condensed Combined Statements of Operations or Condensed Combined Statements of Comprehensive Income (Loss) dependent upon the type of hedge as further discussed below. Everett classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Condensed Combined Statements of Cash Flows.

As a result of its use of derivative instruments, Everett is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, Everett has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and Everett maintains dollar risk limits that correspond to each financial institution’s credit rating and other factors. Everett’s established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Everett participates in Parent’s master netting agreements, which further mitigates credit exposure to counterparties by permitting Everett to net amounts due from Everett to a counterparty against amounts due to Everett from the same counterparty under certain conditions.

To further mitigate credit exposure to counterparties, Everett participates in Parent’s collateral security agreements, which allow Everett to hold collateral from, or require Everett to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of Parent and its counterparties. If Parent’s credit rating falls below a specified credit rating, the counterparty has the right to request full collateralization of the derivatives’ net liability position. Conversely, if the counterparty’s credit rating falls below a specified credit rating, the Parent has the right to request full collateralization of the derivatives’ net asset position. Collateral is generally posted within two business days.

Under Everett’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting Parent that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect Everett’s financial position or cash flows as of January 31, 2017 and October 31, 2016.

Cash Flow Hedges

Everett uses forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses and intercompany loans denominated in currencies other than the U.S. dollar. Everett’s foreign currency cash flow hedges mature generally within twelve months; however, forward contracts associated with intercompany loans extend for the duration of the loan term, which typically range from two to five years.

For derivative instruments that are designated and qualify as cash flow hedges, Everett initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss in the Condensed Combined Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in the Condensed Combined Statements of Operations. Everett reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. Everett also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

For derivative instruments not designated as hedging instruments, Everett recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net, in the Condensed Combined Statements of Operations in the period of change.

Hedge Effectiveness

For forward contracts designated as cash flow hedges, Everett measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. For interest rate swaps designated as fair value hedges, Everett measures hedge effectiveness by offsetting the change in fair value of the hedged instrument with the change in fair value of the derivative. Everett recognizes any ineffective portion of the hedge in the Condensed Combined Statements of Operations in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Condensed Combined Statements of Operations in the period they arise.

Fair Value of Derivative Instruments in the Condensed Combined Balance Sheets

The gross notional and fair value of derivative instruments in the Condensed Combined Balance Sheets was as follows:

	As of January 31, 2017			As of October 31, 2016
		Fair Value			Fair Value
	Outstanding Gross Notional	Other Current Assets	Other Accrued Liabilities	Outstanding Gross Notional	Other Current Assets	Other Accrued Liabilities
	In millions
Derivatives designated as hedging instruments
Cash flow hedges:
Foreign currency contracts	$418	$24	$3	$805	$49	$9

Total derivatives designated as hedging instruments	418	24	3	805	49	9

Derivatives not designated as hedging instruments

Other derivatives	29	—	—	23	—	—

Total derivatives not designated as hedging instruments	29	—	—	23	—	—

Total derivatives	$447	$24	$3	$828	$49	$9

Offsetting of Derivative Instruments

Everett recognizes all derivative instruments on a gross basis in the Condensed Combined Balance Sheets. Everett participates in Parent’s master netting arrangements and collateral security arrangements. Everett does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under Parent’s collateral security agreements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

As of January 31, 2017 and October 31, 2016, information related to the potential effect of Everett’s use of Parent’s master netting agreements and collateral security agreements was as follows:

	As of January 31, 2017
	In the Condensed Combined Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v) = (iii)–(iv)
	Gross Amount Recognized	Gross Amount Offset
			Net Amount Presented	Gross Amounts Not Offset
					Net Amount
	In millions
Derivative assets	$24	$—	$24	$2	$22
Derivative liabilities	$3	$—	$3	$2	$1

	As of October 31, 2016
	In the Condensed Combined Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v) = (iii)–(iv)
	Gross Amount Recognized	Gross Amount Offset
			Net Amount Presented	Gross Amounts Not Offset
					Net Amount
	In millions
Derivative assets	$49	$—	$49	$7	$42
Derivative liabilities	$9	$—	$9	$7	$2

Effect of Derivative Instruments on the Condensed Combined Statements of Operations

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended January 31, 2017 and 2016 was as follows:

	Gains Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Gains Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	Three months ended January 31		Location	Three months ended January 31
	2017	2016		2017	2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$5	$52	Net revenue	$23	$20
Foreign currency contracts	—	(6)	Cost of revenue	1	1

Total currency hedges	$5	$46		$24	$21

During the three months ended January 31, 2017, there was no hedge ineffectiveness for cash flow hedges. During the three months ended January 31, 2016, hedge ineffectiveness was not material for Everett.

As of January 31, 2017, Everett expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $21 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

Derivative instruments not designated as hedging instruments had a $1 million effect in the Condensed Combined Statements of Operations for the three months ended January 31, 2017 and 2016.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings and Capital Lease Obligations

Notes Payable and Short-Term Borrowings

Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of
	January 31, 2017		October 31, 2016
	Amount Outstanding	Weighted - Average Interest Rate	Amount Outstanding	Weighted - Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$1	0.0%	$1	0.0%
Notes payable to banks	2	1.5%	1	1.5%

Total notes payable and short-term borrowings	$3		$2

Long-Term Debt

	As of
	January 31, 2017	October 31, 2016
	In millions
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	$312	$312
Other at 0.00%-7.40%, due in calendar years 2017-2022	81	81
Less: current portion	(1)	(1)

	$392	$392

(1)	Everett may redeem the EDS Senior Notes at any time in accordance with the terms thereof. The EDS Senior Notes are senior unsecured debt.

Interest expense on borrowings recognized in the Condensed Combined Statements of Operations was as follows:

		Three months ended January 31
Expense	Location	2017	2016
		In millions
Interest expense	Interest and other, net	$8	$7

Term Facility

On December 16, 2016, Everett entered into a senior unsecured delayed draw term loan facility (“Term Facility”) in an aggregate principal amount of the U.S. dollar equivalent of $2 billion consisting of (i) Tranche A-1 Term Loans in U.S. dollars in an aggregate amount of $375 million which mature three years after the funding date, (ii) Tranche A-2 Term Loans in U.S. dollars in an aggregate amount of $1.310 billion which mature five years after the funding date and (iii) Tranche A-3 Term Loans in Euros in an aggregate amount of the Euro equivalent of $315 million which mature five years after the funding date. Borrowings under the Term Facility will bear interest at rates per annum, determined, at Everett’s option, by reference either to an alternate base rate or to LIBOR. The Term Facility, when funded, may be used for general corporate purposes, to pay expenses associated with the Transaction and to pay a special dividend to HPE. The funding of the Term Facility will occur after the satisfaction or waiver of the conditions to the merger with CSC and prior to HPE’s spin-off of Everett. The balance of the Term Facility as of January 31, 2017 was zero.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Senior Notes

On March 27, 2017, Everett completed an offering of Senior Notes in an aggregate principal amount of $1.5 billion, consisting of $500 million of 2.875% Senior Notes due March 27, 2020 (the “2020 Notes”), $500 million of 4.250% Senior Notes due April 15, 2024 (the “2024 Notes”) and $500 million of 4.750% Senior Notes due April 15, 2027 (the “2027 Notes”). The Senior Notes are Everett SpinCo, Inc.’s senior unsecured obligation and rank equally in right of payment with all of Everett SpinCo, Inc.’s existing and future unsecured indebtedness. The Senior Notes may be redeemed at any time in accordance with the terms thereof. The 2020 Notes were issued at a discount to par at a price of 99.689% and pay interest semi-annually on March 27 and September 27. The 2024 Notes were issued at a discount to par at a price of 99.522% and pay interest semi-annually on April 15 and October 15. The 2027 Notes were issued at a discount to par at a price of 99.894% and pay interest semi-annually on April 15 and October 15.

Capital Lease Obligations

Capital lease obligations of $1.8 billion and $2.0 billion at January 31, 2017 and October 31, 2016, respectively, primarily consist of contractual arrangements with Parent’s wholly-owned subsidiary, HPE Financial Services.

Subsequent to January 31, 2017, Everett modified the contractual terms of certain of these contractual arrangements with HPE Financial Services, such that certain leases previously classified as capital lease obligations were recharacterized as operating leases consistent with the contractual terms of the Transaction.

Note 12: Related Party Transactions and Parent Company Investment

Intercompany Revenue and Purchases

During the three months ended January 31, 2017 and 2016, Everett sold services to other businesses of Parent in the amount of $13 million and $8 million, respectively.

During the three months ended January 31, 2017 and 2016, Everett purchased products and services from other businesses of Parent in the amount of $184 million and $188 million, respectively. These intercompany purchases exclude leases with Parent’s wholly-owned leasing subsidiary, which are discussed in Note 1, “Background and Basis of Presentation” and Note 11, “Borrowings and Capital Lease Obligations.”

Allocation of Corporate Expenses

The Condensed Combined Statements of Operations and Comprehensive Income (Loss) include an allocation of general corporate expenses from Parent for certain management and support functions which are provided on a centralized basis within Parent. These management and support functions include, but are not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. These allocations were $386 million and $409 million for the three months ended January 31, 2017 and 2016, respectively.

Management of Everett and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, Everett. These allocations may not, however, reflect the expense Everett would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if Everett had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Parent Company Investment

Parent company investment on the Condensed Combined Balance Sheets and Statements of Equity represents Parent’s historical investment in Everett, the net effect of transactions with and allocations from Parent and Everett’s accumulated earnings.

Net Transfers from Parent

Net transfers from Parent are included within Parent company investment. The components of the Net transfers from Parent on the Condensed Combined Statements of Equity for the three months ended January 31, 2017 and 2016 were as follows:

	Three months ended January 31
	2017	2016
	In millions
Intercompany revenue	$(13)	$(8)
Intercompany purchases	184	188
Cash pooling and general financing activities*	2,598	202
Corporate allocations	386	409
Income taxes	(20)	(35)
Defined benefit plans transferred to Parent	224	—
Defined benefit plans transferred from Parent	(48)	—
Cash transfers (to) from Parent for business divestitures and other, net	(3)	(65)

Total net transfers from Parent per Condensed Combined Statements of Equity	$3,308	$691

*	Activity for the three months ended January 31, 2017 includes approximately $1.9 billion of pension funding payments pursuant to the Transaction agreement between Parent and CSC as discussed in Note 4, “Retirement and Post-Retirement Benefit Plans.”

A reconciliation of Net transfers from Parent in the Condensed Combined Statements of Equity to the corresponding amount presented on the Condensed Combined Statements of Cash Flows for the three months ended January 31, 2017 and 2016 were as follows:

	Three months ended January 31
	2017	2016
	In millions
Net transfers from Parent per Condensed Combined Statements of Equity	$3,308	$691
Income taxes paid by Parent	(48)	(38)
Restructuring	(10)	(11)
Stock-based compensation	(47)	(58)
Defined benefit plans transferred to Parent	(224)	—
Defined benefit plans transferred from Parent	48	—
Other	(8)	(20)

Total net transfers from Parent per Condensed Combined Statements of Cash Flows	$3,019	$564

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Note 13: Other Comprehensive Income

Taxes related to Other Comprehensive Income

	Three months ended January 31
	2017	2016
	In millions
Taxes on change in net unrealized losses on available-for-sale securities:
Tax benefit on net unrealized losses arising during the period	$—	$1

	—	1

Taxes on change in net unrealized (losses) gains on cash flow hedges:
Tax (provision) benefit on net unrealized gains arising during the period	(1)	3
Tax provision on net gains reclassified into earnings	—	2

	(1)	5

Taxes on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	(6)	—
Tax provision on amortization of actuarial loss and prior service benefit	(2)	(2)
Tax provision on plans transferred to Parent during the period	(12)	—
Tax benefit on plans transferred from Parent during the period	48	—

	28	(2)

Tax benefit on other comprehensive income	$27	$4

Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended January 31
	2017	2016
	In millions
Change in net unrealized losses on available-for-sale securities:
Net unrealized losses arising during the period	$(11)	$(6)

	(11)	(6)

Change in net unrealized (losses) gains on cash flow hedges:
Net unrealized gains arising during the period	4	49
Net gains reclassified into earnings(1)	(24)	(19)

	(20)	30

Change in unrealized components of defined benefit plans:
Gains arising during the period	110	—
Amortization of actuarial loss and prior service benefit(2)	24	21
Plans transferred to Parent during the period	349	—
Plans transferred from Parent during the period	(321)	—

	162	21
Change in cumulative translation adjustment	(2)	(5)

Other comprehensive income, net of taxes	$129	$40

(1)	Reclassification of pre-tax net gains on cash flow hedges into the Condensed Combined Statements of Operations was as follows:

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Net revenue	$(23)	$(20)
Cost of revenue	(1)	(1)

	$(24)	$(21)

(2)	These components are included in the computation of net pension benefit cost in Note 4, “Retirement and Post-Retirement Benefit Plans.”

The components of Accumulated other comprehensive loss, net of taxes as of January 31, 2017, and changes during the three months ended January 31, 2017 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$20	$41	$(1,970)	$(704)	$(2,613)
Other comprehensive (loss) income before reclassifications	(11)	4	110	(2)	101
Reclassifications of (gains) losses into earnings	—	(24)	24	—	—
Plans transferred to Parent during the period	—	—	349	—	349
Plans transferred from Parent during the period	—	—	(321)	—	(321)

Balance at end of period	$9	$21	$(1,808)	$(706)	$(2,484)

Note 14: Litigation and Contingencies

Everett is involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, employment, employee benefits and environmental matters, which arise in the ordinary course of business. The Separation and Distribution Agreement includes provisions that allocate liability and financial responsibility for litigation involving HPE and Everett, collectively the parties, as well as providing for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. In addition, as part of the Separation and Distribution Agreement, HPE and Everett have agreed to cooperate with each other in managing litigation that relates to both parties’ businesses. The Separation and Distribution Agreement also contains provisions that allocate liability and financial responsibility for such litigation relating to both parties’ businesses. Everett records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Everett reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Everett believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Everett believes it has recorded adequate provisions for any such matters and, as of January 31, 2017, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

Litigation, Proceedings and Investigations

Cisco Systems. On August 21, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. in connection with a dispute arising out of a third-party’s termination of a services contract with HP Inc. As part of that third-party services contract, HP Inc. separately contracted with Cisco on an agreement to utilize Cisco products and services. HP Inc. prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP Inc.’s services contract with the third-party, HP Inc. no longer required Cisco’s products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP Inc. Cisco contends that after the credit is applied, HP Inc. still owes Cisco Capital approximately $58 million. HP Inc. contends that under a proper reading of the agreement, HP Inc. owes nothing to Cisco Capital, and that Cisco owes significant amounts to HP Inc. On December 18, 2015, the court held a status conference at which it lifted the responsive pleading and discovery stay. Following the conference, Cisco filed an amended complaint that abandons the claim for breach of contract set forth in the original complaint, and asserts a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. Expert discovery is scheduled to be completed by May 1, 2017. The court has set a trial date of November 6, 2017.

Washington, DC Navy Yard Litigation: In December 2013, HP Enterprise Services, LLC (“HPES”) was named in the first lawsuit arising out of the September 2013 Washington, DC Navy Yard shooting that resulted in the deaths of twelve individuals. The perpetrator was an employee of The Experts, HPES’s now terminated subcontractor on HPES’s IT services contract with the U.S. Navy. This initial action was filed in the Middle District of Florida but was transferred in February 2015 to the United States District Court for the District of Columbia so that it and all other known cases arising out of the shooting could be heard before the same Judge. A total of fifteen lawsuits arising out of the shooting have been filed, all of which are now pending in the United States District Court for the District of Columbia. All cases assert various negligence claims against HPES and The Experts. On September 15, 2016, the court issued an opinion applicable to the first nine actions filed, granting in part and denying in part HPES’s and the Experts’ motions to dismiss. Defendants have also moved to dismiss the remaining six actions.

Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise: This purported class and collective action was filed on August 18, 2016 in the United States District Court for the Northern District of California, against HP Inc. and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs filed an Amended Complaint on December 19, 2016. Plaintiffs seek to certify a nationwide collective action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012.

Environmental

Everett’s operations and products are or may in the future become subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the substances and materials used in Everett’s products, the energy consumption of products, services and operations and the operational or financial responsibility for recycling, treatment and disposal of those products. This includes legislation that makes producers of electrical goods, including servers and networking equipment, financially responsible for specified collection, recycling, treatment and disposal of past and future

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Notes to Condensed Combined Financial Statements (Continued)

(Unaudited)

covered products (sometimes referred to as “product take-back legislation”). Everett could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. Everett’s potential exposure includes impacts on revenue, fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

In particular, Everett may become a party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act, known as “Superfund,” or other federal, state or foreign laws and regulations addressing the clean-up of contaminated sites, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. Everett is also contractually obligated to make financial contributions to address actions related to certain environmental liabilities, both ongoing and arising in the future, pursuant to its separation and distribution agreement with HP Inc.

Note 15: Guarantees and Indemnifications

Guarantees

In the ordinary course of business, Everett may issue performance guarantees to certain of its clients, customers and other parties pursuant to which Everett has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, Everett would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. Everett believes the likelihood of having to perform under a material guarantee is remote.

Everett has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of Everett’s non-performance under the contract or failure to comply with the terms of the financing arrangement, Everett could, under certain circumstances, be required to acquire certain assets related to the service contract. Everett believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

Indemnifications

In the ordinary course of business, Everett enters into contractual arrangements under which Everett may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of Everett or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Everett also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by vendors and customers of Everett’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of Everett’s business and overall analysis of financial results and other highlights affecting Everett to provide context for the remainder of the MD&A. The overview analysis compares the three months ended January 31, 2017 to the three months ended January 31, 2016.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies and estimates that Everett believes are important to understanding the assumptions and judgments incorporated in its reported financial results.

•	Results of Operations. An analysis of Everett’s financial results comparing the three months ended January 31, 2017 to the comparable prior-year period. A discussion of the results of operations at the combined level is followed by a discussion of the results of operations at the segment level.

•	Liquidity and Capital Resources. An analysis of changes in Everett’s cash flows and a discussion of Everett’s financial condition and liquidity.

•	Contractual and Other Obligations. An overview of contractual obligations, pension plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.

Everett intends the discussion of its financial condition and results of operations that follows to provide information that will assist the reader in understanding its Condensed Combined Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect Everett’s Condensed Combined Financial Statements. This discussion should be read in conjunction with Everett’s Condensed Combined Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

The following Overview, Results of Operations and Liquidity discussions and analyses compare the three months ended January 31, 2017 to the three months ended January 31, 2016, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2017, unless otherwise noted.

Background

Everett consists of the Enterprise Services segment of Hewlett Packard Enterprise Company (“HPE” or “Parent”) excluding the Mphasis Limited reporting unit which was divested by HPE on September 1, 2016. Everett is a leading global provider of technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Service (“SES”) offerings which include analytics and data management, security and cloud services. HPE was spun off by Hewlett-Packard Company in a November 1, 2015 transaction in which Hewlett-Packard Company separated into two independent publicly traded companies. Accordingly, the term “Parent” refers to the Hewlett-Packard Company for periods prior to November 1, 2015 and to HPE from November 1, 2015 onward.

Everett organizes its business into two segments for financial reporting purposes: Infrastructure Technology Outsourcing (“ITO”) and Application and Business Services (“ABS”).

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

May 2016 Announcement of Spin-Merge Transaction

On May 24, 2016, HPE announced plans for a tax free spin-off of Everett and merger of Everett with Computer Sciences Corporation (“CSC”) (collectively, the “Transaction”). Immediately following the Transaction, which is currently targeted to be completed on or around April 1, 2017, shareholders of HPE will own shares of both HPE and approximately 50.1% of the new combined company. Mr. J. Michael Lawrie, the current Chairman, President and Chief Executive Officer of CSC will become Chairman, President and Chief Executive Officer of Everett and Ms. Margaret C. Whitman, President and Chief Executive Officer of HPE, will join Everett’s Board of Directors. The Transaction is subject to certain customary closing conditions.

Basis of Presentation

The Condensed Combined Financial Statements of Everett discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were derived from the Consolidated Financial Statements and accounting records of Parent as if Everett were operated on a standalone basis during the periods presented and were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Condensed Combined Statements of Operations and Comprehensive Income (Loss) of Everett reflect allocations of general corporate expenses from Parent including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services. These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenue, expenses, headcount or other relevant measures. Management of Everett and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, Everett. The allocations may not, however, reflect the expense Everett would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if Everett had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

The Condensed Combined Balance Sheets of Everett include Parent assets and liabilities that are specifically identifiable or otherwise attributable to Everett, including subsidiaries and affiliates in which Parent has a controlling financial interest or is the primary beneficiary. Parent’s cash has not been assigned to Everett for any of the periods presented because those cash balances are not directly attributable to Everett. Everett reflects transfers of cash to and from Parent’s cash management system as a component of Parent company investment on the Condensed Combined Balance Sheets. Parent’s long-term debt has not been attributed to Everett for any of the periods presented because Parent’s borrowings are not the legal obligation of Everett.

Parent maintains various benefit and stock-based compensation plans at a corporate level and other benefit plans at a subsidiary level. Everett’s employees participate in those programs and a portion of the cost of those plans is included in Everett’s Condensed Combined Financial Statements. However, Everett’s Condensed Combined Balance Sheets do not include any net benefit plan obligations unless the benefit plan only included active, retired and other former Everett employees or any equity related to stock-based compensation plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” and Note 5 “Stock-Based Compensation” to Everett’s Condensed Combined Financial Statements for a further description of the accounting for Everett’s benefit plans and stock-based compensation, respectively.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW

Three Months ended January 31, 2017

The following provides an overview of Everett’s key financial metrics on a combined basis and by segment for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016:

	Everett Combined	Infrastructure Technology Outsourcing	Application and Business Services
	Dollars in millions
Net revenue	$4,147	$2,744	$1,403
Year-over-year change %	(7.3)%	(10.5)%	(0.2)%
(Loss) earnings from operations(1)	$(30)	$139	$155
(Loss) earnings from operations as a % of net revenue	(0.7)%	5.1%	11.0%
Year-over-year change percentage points	3.2pts	3.6pts	0.1 pts
Net loss	$(37)

(1)	Segment (loss) earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, separation costs and defined benefit plan remeasurement benefit.

Everett’s net revenue decreased 7.3% (decreased 5.3% on a constant currency basis) in the three months ended January 31, 2017, as compared to the prior-year period. The leading contributors to the net revenue decrease were weak business demand across the Europe, Middle East and Africa (“EMEA”) region and the wind down of several contracts. Gross margin was 13.9% ($578 million) and 10.9% ($487 million) for the three months ended January 31, 2017 and 2016, respectively. The 3.0 percentage point increase in gross margin was due primarily to service delivery efficiencies as a result of cost savings associated with ongoing restructuring programs. Operating margin increased by 3.2 percentage points in fiscal 2017 due primarily to higher gross margin, lower selling, general and administrative (“SG&A”) expenses, lower amortization of intangible assets and lower restructuring charges. These were partially offset by higher separation costs.

As of January 31, 2017, cash and cash equivalents and short- and long-term investments were approximately $1,279 million, representing an increase of approximately $814 million from the October 31, 2016 balance of approximately $465 million. For the three months ended January 31, 2017, Everett used $1,938 million of cash in operations, received $4 million of proceeds from sales of property, plant and equipment and invested $78 million in property, plant and equipment.

Trends and Uncertainties

Everett is in the process of addressing many challenges facing its business. One set of challenges relates to dynamic and accelerating market trends, such as the market shift to cloud-related information technology infrastructure, software and services. Another set of challenges relates to changes in the competitive landscape. Everett’s major competitors are expanding their product and service offerings with integrated products and solutions, Everett’s business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, Everett’s emerging competitors are introducing new technologies and business models, and Everett’s alliance partners in some businesses are increasingly becoming competitors in others. A third set of challenges relates to business model changes and Everett’s go-to-market execution.

The macroeconomic weakness Everett has experienced has moderated in some geographic regions but remains an overall challenge. Everett is facing challenges, including weak business demand across the EMEA region, particularly in the U.K. public sector business, managing the wind down of several large contracts and a competitive pricing environment. Everett is also experiencing commoditization in the information technology infrastructure services market that is placing pressure on traditional ITO pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of information technology infrastructure and applications leading to headcount consolidation. To continue to be successful in addressing these challenges, Everett must continue to execute on its multi-year turnaround plan, which includes a cost reduction initiative to align its costs to its revenue trajectory, a focus on new logo wins and SES and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on Everett’s Condensed Combined Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2017 to the items that were disclosed as “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to Everett’s Registration Statement on Form 10, filed with the SEC on February 24, 2017.

ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to Everett’s Condensed Combined Financial Statements, see Note 1, “Background and Basis of Presentation,” to Everett’s Condensed Combined Financial Statements in Item 1.

RESULTS OF OPERATIONS

Revenue from Everett’s international operations has historically represented, and is expected to continue to represent, a majority of Everett’s overall net revenue. As a result, Everett’s revenue growth has been impacted, and Everett expects it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, Everett supplementally presents the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates Everett’s revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the period-over-period percentage change in revenue on a U.S. GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations – Three months ended January 31, 2017 and 2016

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2017		2016
	Dollars in millions
Net revenue	$4,147	100.0%	$4,472	100.0%
Cost of revenue	3,569	86.1%	3,985	89.1%

Gross profit	578	13.9%	487	10.9%

Selling, general and administrative	353	8.5%	383	8.6%
Amortization of intangible assets	—	—%	99	2.2%
Restructuring charges	61	1.5%	145	3.2%
Separation costs	195	4.7%	34	0.8%
Defined benefit plan remeasurement benefit	(1)	(0.1)%	—	—%

Loss from operations	(30)	(0.7)%	(174)	(3.9)%
Interest and other, net	(26)	(0.6)%	(38)	(0.8)%

Loss before taxes	(56)	(1.3)%	(212)	(4.7)%
Benefit for taxes	19	0.4%	34	0.7%

Net loss	$(37)	(0.9)%	$(178)	(4.0)%

Net Revenue

The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2017
Percentage Points
Infrastructure Technology Outsourcing	(7.2)
Application and Business Services	(0.1)

Total Everett	(7.3)

For the three months ended January 31, 2017, Everett’s net revenue decreased 7.3% (decreased 5.3% on a constant currency basis) as compared with the prior-year period. U.S. net revenue decreased 4.7% to $1.9 billion and net revenue from outside the U.S. decreased 9.4% to $2.2 billion. Everett’s net revenue decrease was due primarily to weak business demand across the EMEA region, particularly in the U.K. public sector business, the wind down of several contracts, particularly in the Americas (“AMS”) region, and unfavorable foreign currency exchange fluctuations. These effects were partially offset by net revenue growth in Everett’s SES portfolio, particularly the helion managed cloud and analytics and data management services.

Gross Margin

Everett’s gross margin increased 3.0 percentage points for the three months ended January 31, 2017 as compared with the prior-year period due primarily to service delivery efficiencies as a result of cost savings associated with ongoing restructuring programs, including improvements in Everett’s headcount mix that resulted in a higher percentage of Everett’s headcount in lower cost locations.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Selling, General and Administrative

SG&A expense decreased 8% for the three months ended January 31, 2017 as compared with the prior-year period, due primarily to lower field selling expenses resulting from cost structure reductions and favorable foreign currency exchange fluctuations partially offset by a gain on a business divestiture in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets decreased for the three months ended January 31, 2017, as compared to the prior-year period, due to Everett’s intangible assets reaching the end of their amortization period in fiscal 2016.

Restructuring Charges

Restructuring charges decreased for the three months ended January 31, 2017 as compared with the prior-year period, due primarily to lower charges related to the multi-year restructuring plan announced in September 2015 (the “2015 Plan”). See Note 3, “Restructuring,” to Everett’s Condensed Combined Financial Statements for a discussion of Everett’s restructuring plans.

Separation Costs

Separation costs for the three months ended January 31, 2017 primarily consisted of third-party consulting, contractor fees and other incremental costs arising from the Transaction.

Separation costs for the three months ended January 31, 2016 primarily consisted of third-party consulting, contractor fees and other incremental costs arising from the separation of Everett’s Parent, HPE, from HP Inc., formerly Hewlett-Packard Company.

Defined Benefit Plan Remeasurement Benefit

Defined benefit plan remeasurement benefit represents an adjustment to net periodic pension cost resulting from remeasurements of certain pension plans in anticipation of the Transaction.

Interest and Other, Net

Interest and other, net expense decreased by $12 million for the three months ended January 31, 2017 as compared with the prior-year period. The decrease was due primarily to lower average capital lease obligations.

Benefit for Taxes

Everett’s effective tax rate was 33.9% and 16.0% for the three months ended January 31, 2017 and 2016, respectively. Everett’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the impact of valuation allowances both within the U.S. and certain foreign jurisdictions. In addition there are foreign jurisdictions where the foreign tax rates differ from the U.S. federal statutory rate. Everett has not provided U.S. taxes for all foreign earnings because Everett plans to reinvest certain earnings indefinitely outside the U.S.

For the three months ended January 31, 2017, Everett recorded $75 million of net income tax benefits related to items unique to that year. These amounts included tax benefits of $73 million related to restructuring and separation costs and $2 million related to other items.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the three months ended January 31, 2016, Everett recorded $36 million of net income tax benefits related to items unique to that period. These amounts included tax benefits of $31 million related to restructuring and separation costs and $5 million related to other items.

Segment Information

A description of services for each segment and a reconciliation of segment results to Everett’s combined results can be found in Note 2, “Segment Information,” to Everett’s Condensed Combined Financial Statements.

Information Technology Outsourcing

	Three months ended January 31
	2017	2016	% Change
	Dollars in millions
Net revenue	$2,744	$3,066	(10.5)%
Earnings from operations	$139	$46	202.2%
Earnings from operations as a % of net revenue	5.1%	1.5%	3.6 pts

ITO net revenue decreased 10.5% (decreased 8.4% on a constant currency basis) for the three months ended January 31, 2017 as compared with the prior-year period due primarily to weak business demand across the EMEA region, particularly in the U.K. public sector business, the wind down of several contracts, particularly in the AMS region, and unfavorable foreign currency exchange fluctuations. These effects were partially offset by growth in SES revenue, particularly in helion managed cloud services.

ITO earnings from operations as a percentage of net revenue increased 3.6 percentage points for the three months ended January 31, 2017 as compared with the prior-year period. The increase in operating margin was due to an increase in gross margin and a decrease in operating expense as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies partially offset by the unfavorable revenue impact from the wind down of several contracts. The decrease in operating expense as a percentage of net revenue was due primarily to lower field selling expenses due to cost structure reductions and favorable foreign currency exchange impacts.

Application and Business Services

	Three months ended January 31
	2017	2016	% Change
	Dollars in millions
Net revenue	$1,403	$1,406	(0.2)%
Earnings from operations	$155	$153	1.3%
Earnings from operations as a % of net revenue	11.0%	10.9%	0.1 pts

ABS net revenue decreased 0.2% (increased 1.5 % on a constant currency basis) for the three months ended January 31, 2017 as compared with the prior-year period due primarily to unfavorable foreign currency exchange fluctuations. These effects were partially offset by growth in SES revenue, particularly in analytics and data management services.

ABS earnings from operations as a percentage of net revenue increased 0.1 percentage points for the three months ended January 31, 2017 as compared with the prior-year period. The increase in operating margin for the three months ended January 31, 2016 was due primarily to an increase in gross margin, partially offset by an increase in operating expense as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies. The increase in operating expense as a percentage of net revenue was due primarily to a gain on a business divestiture in the prior-year period.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Historical Liquidity

Everett has historically used cash generated by operations and funding provided by Parent as its primary sources of liquidity. Everett’s operations have historically participated in cash management and funding arrangements managed by Parent. Cash flows relating to financing activities primarily reflect changes in Parent’s investment in Everett. Parent’s cash has not been assigned to Everett for any of the periods presented because those cash balances are not directly attributable to Everett.

Future Liquidity

Prior to its separation from HPE, Everett anticipates issuing $3.5 billion of new debt, primarily to facilitate a $3.008 billion dividend distribution to HPE. This new debt will consist of a $2.0 billion borrowing against its senior unsecured delayed draw term loan facility (“Term Facility”) and $1.5 billion of Senior Notes.

Term Facility

On December 16, 2016, Everett entered into a Term Facility in an aggregate principal amount of the U.S. dollar equivalent of $2 billion consisting of (i) Tranche A-1 Term Loans in U.S. dollars in an aggregate amount of $375 million which mature three years after the funding date, (ii) Tranche A-2 Term Loans in U.S. dollars in an aggregate amount of $1.310 billion which mature five years after the funding date and (iii) Tranche A-3 Term Loans in Euros in an aggregate amount of the Euro equivalent of $315 million which mature five years after the funding date. Borrowings under the Term Facility will bear interest at rates per annum, determined, at Everett’s option, by reference either to an alternate base rate or to LIBOR. The Term Facility, when funded, may be used for general corporate purposes, to pay expenses associated with the Transaction and to pay a special dividend to HPE. The funding of the Term Facility will occur after the satisfaction or waiver of the conditions to the merger with CSC and prior to HPE’s spin-off of Everett. The balance of the Term Facility as of January 31, 2017 was zero.

Senior Notes

On March 27, 2017, Everett completed an offering of Senior Notes in an aggregate principal amount of $1.5 billion, consisting of $500 million of 2.875% Senior Notes due March 27, 2020 (the “2020 Notes”), $500 million of 4.250% Senior Notes due April 15, 2024 (the “2024 Notes”) and $500 million of 4.750% Senior Notes due April 15, 2027 (the “2027 Notes”). The Senior Notes are Everett SpinCo, Inc.’s senior unsecured obligation and rank equally in right of payment with all of Everett SpinCo, Inc.’s existing and future unsecured indebtedness. The Senior Notes may be redeemed at any time in accordance with the terms thereof. The 2020 Notes were issued at a discount to par at a price of 99.689% and pay interest semi-annually on March 27 and September 27. The 2024 Notes were issued at a discount to par at a price of 99.522% and pay interest semi-annually on April 15 and October 15. The 2027 Notes were issued at a discount to par at a price of 99.894% and pay interest semi-annually on April 15 and October 15.

Cash, Debt and Capital Lease Obligations

Everett’s cash and cash equivalents and total debt and capital lease obligations were as follows:

	As of January 31, 2017	As of October 31, 2016
	Dollars in millions
Cash and cash equivalents	$1,263	$448
Total debt	$395	$394
Total capital lease obligations	$1,762	$1,990

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow

Everett’s key cash flow metrics were as follows:

	Three months ended January 31
	2017	2016
	In millions
Net cash used in operating activities	$(1,938)	$(268)
Net cash (used in) provided by investing activities	(71)	48
Net cash provided by financing activities	2,824	327

Net increase in cash and cash equivalents	$815	$107

Operating Activities

Net cash used in operating activities increased by $1,670 million for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016 due primarily to $1.9 billion of pension funding payments and an increase in accounts receivable during the current year period, partially offset by changes in other operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $119 million for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016, due primarily to a decrease in cash received from business divestitures and an increase in cash used for the purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2017 and 2016, primarily represent Net transfers from Parent partially offset by principal payments on capital lease obligations. As cash and the financing of Everett’s operations have historically been managed by Parent, the components of Net transfers from Parent include cash transfers from Everett to Parent and payments by Parent to settle Everett’s obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.

Capital Resources

Debt Levels

	As of January 31, 2017	As of October 31, 2016
	Dollars in millions
Notes payable and short-term borrowings	$3	$2
Long-term debt	$392	$392
Weighted-average interest rate	6.98%	6.96%

Everett’s historical debt levels reflect only those debt balances which were the legal obligation of the subsidiaries comprising the businesses of Everett. For more information on Everett’s borrowings, see Note 11, “Borrowings and Capital Lease Obligations,” to Everett’s Condensed Combined Financial Statements.

Everett’s weighted-average interest rate reflects the effective interest rate on Everett’s borrowings prevailing during the period.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Lease Obligations

Capital lease obigations primarily consist of contractual arrangements with Parent’s wholly-owned subsidiary, HPE Financial Services.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

Everett’s contractual obligations have not changed materially since October 31, 2016 except as follows:

•	On March 27, 2017, Everett issued Senior Notes in the amount of $1.5 billion (see table below).

•	Subsequent to January 31, 2017, Everett modified the contractual terms of certain contractual arrangements with HPE Financial Services, such that certain leases previously classified as capital lease obligations were recharacterized as operating leases consistent with the contractual terms of the Transaction.

•	During the first quarter of fiscal 2017, Everett’s purchase obligations increased from $1.5 billion to $1.7 billion as a result of newly executed contracts.

For other contractual obligations see “Contractual and Other Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to Everett’s Registration Statement on Form 10, filed with the SEC on February 24, 2017.

Senior Notes

The following table represents the expected principal cash payments and interest payments related to the Senior Notes issued subsequent to January 31, 2017.

		Payments Due by Fiscal Year
	Total	Remainder of Fiscal 2017	2018-2019	2020-2021	Thereafter
	In millions
Principal payments(1)	$1,500	$—	$—	$500	$1,000
Interest payments(2)	431	31	119	97	184

Total	$1,931	$31	$119	$597	$1,184

(1)	Amounts represent the principal cash payments relating to Everett’s Senior Notes and do not include any fair value adjustments or discounts.
(2)	Amounts represent the expected interest payments relating to Everett’s Senior Notes.

Pension Plan Funding

Pursuant to the Transaction agreement between Parent and CSC, Everett’s unfunded net pension liability in excess of $570 million on the date of the Transaction close, currently targeted to be on or around April 1, 2017, will be funded by Parent. In December 2016, Parent made funding payments totaling $1.9 billion. As of January 31, 2017, the total remaining funding amount in excess of $570 million was estimated to be zero. However, the exact amount will not be known until the Transaction close date. For more information see Note 4, “Retirement and Post-Retirement Benefit Plans” to Everett’s Condensed Combined Financial Statements.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Plans

As of January 31, 2017, Everett expected future cash payments of approximately $1.3 billion in connection with Everett’s approved restructuring plans which includes approximately $800 million expected to be paid during the remainder of fiscal 2017 and approximately $500 million of cash payments to be made in future years through fiscal 2021. Payments for restructuring have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information see Note 3, “Restructuring,” to Everett’s Condensed Combined Financial Statements.

Uncertain Tax Positions

As of January 31, 2017, Everett had approximately $381 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties included $5 million expected to be paid within one year. For the remaining amount, Everett is unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on Everett’s uncertain tax positions, see Note 6, “Taxes on Earnings,” to Everett’s Condensed Combined Financial Statements.

Off-Balance Sheet Arrangements

As part of Everett’s ongoing business, Everett has not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Everett, see “Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 1 to Everett’s Registration Statement on Form 10, filed with the SEC on February 24, 2017, which is incorporated herein by reference. Everett’s exposure to market risk as of January 31, 2017 has not changed materially since October 31, 2016.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Parent’s management, including Parent’s principal executive officer and principal financial officer, Everett conducted an evaluation of the effectiveness of the design and operation of its controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Parent’s principal executive officer and principal financial officer concluded, as of the Evaluation Date, that Everett’s disclosure controls and procedures were effective such that the information relating to Everett, including its subsidiaries, required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Everett’s management, including Parent’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of Everett’s management, including Parent’s principal executive officer and principal financial officer, Everett conducted an evaluation of any changes in its internal control over financial reporting (as such term is defined into Rules 12a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Everett’s most recently completed fiscal quarter. Based on that evaluation, Everett’s management, including Parent’s principal executive officer and principal financial officer concluded that there has not been any change in Everett’s internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, Everett’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this item may be found in Note 14, “Litigation and Contingencies” to the Condensed Combined Financial Statements in Item 1 of Part 1.

Item 1A.	Risk Factors

Everett’s operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” in Amendment No. 1 to Everett’s Registration Statement on Form 10 filed with the SEC on February 24, 2017, which is incorporated herein by reference, which could adversely affect Everett’s business, financial condition, results of operations and cash flows. There have been no material changes to Everett’s risk factors since Amendment No. 1 to Everett’s Registration Statement on Form 10 was filed with the SEC on February 24, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the period covered by this report.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index beginning on page 47 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERETT SPINCO, INC.

By:	/s/ RISHI VARMA
Name:	Rishi Varma
Title:	President and Secretary

Date: March 30, 2017

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.1	Agreement and Plan of Merger, dated May 24, 2016, among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016

2.2	First Amendment to Agreement and Plan of Merger, dated November 2, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., Everett Merger Sub Inc. and New Everett Merger Sub Inc.	8-K	001-37483	2.1	November 2, 2016

2.3	Second Amendment to Agreement and Plan of Merger, dated December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., Everett Merger Sub Inc. and New Everett Merger Sub Inc.†	10	000-55712	2.3	December 7, 2016

2.4	Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016

2.5	First Amendment to Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016

2.6	Second Amendment to Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.†	10	000-55712	2.6	December 7, 2016

2.7	Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	10	000-55712	2.7	February 14, 2017

2.8	Form of Transition Services Agreement between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.†	8-K	001-37483	2.5	November 2, 2016

2.9	Form of Tax Matters Agreement, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. †	10	000-55712	2.6	November 2, 2016

2.10	Form of Employee Matters Agreement, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	10	000-55712	2.7	November 2, 2016

2.11	Form of Real Estate Matters Agreement between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	10	000-55712	2.8	November 2, 2016

2.12	Form of Intellectual Property Matters Agreement, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc.†	10	000-55712	2.9	November 2, 2016

3.1	Certificate of Incorporation of Everett SpinCo, Inc.	10	000-55712	3.1	November 2, 2016

3.2	Bylaws of Everett SpinCo, Inc.	10	000-55712	3.2	November 2, 2016

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.1	Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38003	4.1	March 27, 2017

4.2	First Supplemental Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. and U.S. Bank National Association, as trustee.	8-K	001-38003	4.2	March 27, 2017

4.3	Registration Rights Agreement, dated as of March 27, 2017, among Everett SpinCo, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Securities Americas Inc. and RBC Capital Markets, LLC, as representatives of the Initial Purchasers named therein.	8-K	001-38003	4.3	March 27, 2017

10.01	Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc., the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, as administrative agent.	8-K	001-37483	10.1	December 22, 2016

31.1	Certification of principal executive officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡

31.2	Certification of principal financial officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Form of Articles of Incorporation of Everett SpinCo, Inc. following the Merger	10	000-55712	99.5	November 2, 2016

99.2	Form of Bylaws of Everett SpinCo, Inc. following the Merger	10	000-55712	99.6	November 2, 2016

101.INS	XBRL Instance Document‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

EVERETT SPINCO, INC.

THE ENTERPRISE SERVICES BUSINESS OF HEWLETT PACKARD ENTERPRISE COMPANY

EXHIBIT INDEX

‡	Filed herewith.
*	Furnished herewith.

The Second Amendment to the Agreement and Plan of Merger includes as Exhibit A the form of Second Amendment to the Separation and Distribution Agreement.

The Second Amendment to the Separation and Distribution Agreement includes as Exhibit 1 an amended and restated schedule of specified Everett Liabilities.

A list of the schedules to the Transition Services Agreement follows:

Schedule A: Houston Service Schedules

Schedule B: Everett Service Schedules

Schedule C: Contract Management

Schedule D: Data Processing Agreement

Schedule E: Information Security Standards and Policies

Schedule F: Service Charges Markup

A list of the schedules and exhibits to the Tax Matters Agreement follows:

Schedule 1: Businesses to be Disposed of

Schedule 2: Tax Opinions/Rulings for Foreign Jurisdictions

Exhibit A: Separation Plan

A list of the exhibits to the Intellectual Property Matters Agreement follows:

Exhibit A: Transferred Domain Names

Exhibit B: Transferred Patents

Exhibit C: Transferred Registered Copyrights

Exhibit D: Transferred Registered Trademarks

Exhibit E: IP Contracts