Form 10-Q
period 2017-06-30
DXC Technology Co
filed 2017-08-09
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No.: 1-4850

DXC TECHNOLOGY COMPANY
(Exact name of Registrant as specified in its charter)

Nevada	61-1800317
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 245-9700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer     ☒                Accelerated Filer ☐

Non-accelerated Filer ☐ (do not check if a smaller reporting company)

Smaller reporting company ☐                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

284,689,520 shares of Common Stock, par value $0.01 per share, were outstanding on August 1, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2017	July 1, 2016

Revenues	$5,913	$1,930

Costs of services (excludes depreciation and amortization and restructuring costs)	4,788	1,421
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	410	305
Depreciation and amortization	361	166
Restructuring costs	190	57
Interest expense	76	25
Interest income	(16)	(10)
Other (income) expense, net	(81)	2
Total costs and expenses	5,728	1,966

Income (loss) before income taxes	185	(36)
Income tax expense (benefit)	12	(16)
Net income (loss)	173	(20)
Less: net income attributable to non-controlling interest, net of tax	14	1
Net income (loss) attributable to DXC common stockholders	$159	$(21)

Income (loss) per common share:
Basic	$0.56	$(0.15)
Diluted	$0.55	$(0.15)

Cash dividend per common share	$0.18	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016

Net income (loss)	$173	$(20)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $3 and $1	154	(50)
Cash flow hedges adjustments	(3)	(5)
Pension and other post-retirement benefit plans, net of tax:
Prior service credit, net of tax expense of $0 and $0	(4)	—
Amortization of prior service cost, net of tax benefit of $0 and $2	—	(3)
Pension and other post-retirement benefit plans, net of tax	(4)	(3)
Other comprehensive income (loss), net of taxes	147	(58)
Comprehensive income (loss)	320	(78)
Less: comprehensive income attributable to non-controlling interest	(8)	1
Comprehensive income (loss) attributable to DXC common stockholders	$328	$(79)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2017	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,517	$1,263
Receivables, net of allowance for doubtful accounts of $30 and $26	5,776	1,643
Prepaid expenses	641	223
Other current assets	641	118
Total current assets	9,575	3,247

Intangible assets, net of accumulated amortization of $2,390 and $2,293	6,850	1,794
Goodwill	8,774	1,855
Deferred income taxes, net	445	381
Property and equipment, net of accumulated depreciation of $3,209 and $2,816	3,334	903
Other assets	2,238	483
Total Assets	$31,216	$8,663

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,203	738
Accounts payable	1,961	410
Accrued payroll and related costs	912	248
Accrued expenses and other current liabilities	2,725	998
Deferred revenue and advance contract payments	1,164	518
Income taxes payable	126	38
Total current liabilities	8,091	2,950

Long-term debt, net of current maturities	6,249	2,225
Non-current deferred revenue	641	286
Non-current income tax liabilities and deferred tax liabilities	1,979	423
Other long-term liabilities	1,911	613
Total Liabilities	18,871	6,497

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 1,000,000 shares, none issued as of June 30, 2017 and March 31, 2017	—	—
Common stock, par value $.01 per share, authorized 750,000,000 shares, issued 285,316,466 as of June 30, 2017 and 141,298,797 as of March 31, 2017	3	1
Additional paid-in capital	12,122	2,219
Accumulated deficit	(74)	(170)
Accumulated other comprehensive income (loss)	7	(162)
Treasury stock, at cost, 658,819 and 0 shares	(53)	—
Total DXC stockholders’ equity	12,005	1,888
Non-controlling interest in subsidiaries	340	278
Total Equity	12,345	2,166
Total Liabilities and Equity	$31,216	$8,663

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income (loss)	$173	$(20)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	169
Share-based compensation	40	14
Unrealized foreign currency exchange losses	(132)	12
Other non-cash charges, net	13	(2)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(27)	(42)
Increase (decrease) in liabilities	104	(81)
Net cash provided by operating activities	534	50

Cash flows from investing activities:
Purchases of property and equipment	(69)	(58)
Payments for outsourcing contract costs	(23)	(27)
Software purchased and developed	(47)	(36)
Cash acquired through Merger	974	—
Payments for acquisitions, net of cash acquired	—	(423)
Proceeds from sale of assets	9	5
Other investing activities, net	15	(10)
Net cash provided by (used in) investing activities	859	(549)

Cash flows from financing activities:
Borrowings of commercial paper	611	511
Repayments of commercial paper	(553)	(511)
Borrowings under lines of credit	—	920
Repayment of borrowings under lines of credit	—	(453)
Borrowings on long-term debt, net of discount	—	13
Principal payments on long-term debt	(151)	(120)
Proceeds from stock options and other common stock transactions	25	36
Taxes paid related to net share settlements of share-based compensation awards	(62)	(6)
Repurchase of common stock	(14)	—
Dividend payments	(20)	(19)
Other financing activities, net	(4)	(17)
Net cash (used in) provided by financing activities	(168)	354
Effect of exchange rate changes on cash and cash equivalents	29	(33)
Net increase (decrease) in cash and cash equivalents	1,254	(178)
Cash and cash equivalents at beginning of year	1,263	1,178
Cash and cash equivalents at end of period	$2,517	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (3)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	(151)	(346)			497	—		—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(2)	141,741	2	9,848				9,850	61	9,911
Net Income				159			159	14	173
Other comprehensive income					169		169	(22)	147
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(53)	(53)		(53)
Share repurchase program	(250)		(10)	(9)			(19)		(19)
Stock option exercises and other common stock transactions	2,526		25				25		25
Dividends declared				(54)			(54)		(54)
Non-controlling interest distributions and other							—	9	9
Balance at June 30, 2017	285,316	$3	$12,122	$(74)	$7	$(53)	$12,005	$340	$12,345

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Recapitalization adjustment(1)		(147)	147				—		—
Recast balance at April 1, 2016	148,747	$2	$2,586	$33	$(111)	$(485)	$2,025	$7	$2,032
Net loss				(21)			(21)	1	(20)
Other comprehensive loss					(58)		(58)		(58)
Share-based compensation expense			14				14		14
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	2,079		36				36		36
Dividends declared				(20)			(20)		(20)
Non-controlling interest distributions and other							—	(7)	(7)
Non-controlling interest from acquisition							—	260	260
Divestiture of NPS				(2)			(2)		(2)
Balance at July 1, 2016	150,826	$2	$2,636	$(10)	$(169)	$(491)	$1,968	$261	$2,229

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 3: "Acquisitions"

(3)	658,819 treasury shares as of June 30, 2017

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC” or the "Company") is the world's leading independent, end-to-end IT services company. DXC’s mission is to enable superior returns on its clients' technology investments through best-in-class vertical industry solutions, domain expertise, strategic partnerships with key technology leaders and global scale. The Company helps lead its clients through their digital transformations to meet new business demands and customer expectations in a market of escalating complexity, interconnectivity, mobility, and opportunity. DXC strives to be a trusted IT partner to its clients by addressing their requirements and providing next-generation IT services that include applications modernization, cloud infrastructure, cyber security, and big data solutions.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements (the "financial statements") include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the condensed consolidated balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the condensed consolidated statements of operations and comprehensive income attributable to non-controlling interests are presented separately in the condensed consolidated statements of comprehensive income (loss). All intercompany transactions and balances have been eliminated.

On April 1, 2017, Computer Sciences Corporation ("CSC") completed its previously announced merger with the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES"). A wholly owned subsidiary of DXC merged with and into CSC with CSC surviving as a wholly owned subsidiary of DXC (the "Merger"), see Note 3 - "Acquisitions" for further information. Following the completion of the Merger, DXC became a separate publicly traded company. Because it was deemed the accounting acquirer, CSC is considered the predecessor and the historical financial statements of CSC prior to the Merger are reflected in this Quarterly Report on Form 10-Q as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017 do not include the financial results of HPES, and therefore, are not directly comparable.

CSC used to report its results based on a fiscal year convention that comprises four thirteen-week quarters. However, upon the Merger, the fiscal year was modified to end on March 31 of each year with each quarter ending on the last calendar day. Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically "prepaid expenses" and "other current assets" previously aggregated within "prepaid expenses and other current assets" have been separately disclosed.

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 ("fiscal 2017"). In the opinion of management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Recent Accounting Pronouncements

The following Accounting Standards Updates ("ASU") were recently issued but have not yet been adopted by DXC:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for DXC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. DXC is currently evaluating the effect the adoption of ASU 2016-02 will have on its existing accounting policies and the consolidated financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant. Refer to Note 18 - "Commitments and Contingencies" for information about its operating lease obligations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under U.S. GAAP and eliminate industry specific guidance. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which DXC expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of DXC’s financial statements to understand the nature, amount, timing and uncertainty of revenues, and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

ASU 2014-09 provides two methods of adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to all periods presented with previously disclosed periods restated under the new guidance. Under the modified retrospective method, prior periods would not be restated but rather a cumulative catch-up adjustment would be recorded on the adoption date. The Company will adopt this standard in the first quarter of Fiscal 2019 and has not yet selected a transition method.

Based on the implementation efforts to-date, the Company is currently assessing the impact of the new standard on certain accounting policies that may be affected, including policies that relate to the following arrangements:

•
The Company’s IT and business process outsourcing arrangements comprise a series of distinct services, for which revenue is expected to be recognized as the services are provided in a manner that is generally consistent with current practices.

•
The Company has certain arrangements involving the sale of proprietary software and related services for which vendor specific objective evidence of fair value may not exist, resulting in the deferral of revenues. Under the new standard, estimates of standalone selling price will be necessary for all software performance obligations, which may result in the acceleration of revenues.

•
The Company currently does not capitalize commission costs, which will be required in certain cases under the new standard and amortized over the period that services or goods are transferred to the customer. However, the Company will need to further assess the impact of the standard on commission plans of the combined company.

DXC also is completing its initial assessment to evaluate the impact that adopting the guidance will have on processes, systems and internal controls. The Company expects there will be significant implementation efforts to accumulate and report additional disclosures required by the standard. Due to the Merger, the Company is still in the process of integrating its implementation plans. As such, the Company has not yet reached a conclusion about what impact ASU 2014-09 will have on its consolidated financial statements.

Other recently issued ASUs effective after June 30, 2017 are not expected to have a material effect on DXC's consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 3 - Acquisitions

Fiscal 2018 Acquisitions

HPES Merger

On April 1, 2017, Hewlett Packard Enterprise Company (“HPE”) completed the spin-merger of its Enterprise Service segment, HPES, to form DXC. On that same date, CSC completed its merger with DXC, whereupon a wholly owned subsidiary of DXC merged with and into CSC with CSC surviving as a wholly owned subsidiary of DXC (the "Merger"). Following the completion of the Merger, DXC became a separate publicly traded company. The strategic combination of the two complementary businesses was to create a versatile global technology services business, well positioned to innovate, compete and serve clients in a rapidly changing marketplace.

In connection with the Merger, CSC’s Mike Lawrie became chairman, president and CEO of DXC and HPE’s president and CEO Meg Whitman joined the DXC board. The initial remaining board appointments are split equally between nominees of HPE and existing members of CSC’s board.

The transaction between HPES and CSC is a reverse merger acquisition, with DXC representing the legal acquirer of the business and CSC representing the accounting acquirer. While purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CSC did not issue any consideration in the Merger. CSC stockholders received one share of DXC common stock for every one share of CSC common stock held immediately prior to the Merger. DXC issued a total of 141,298,797 shares of DXC common stock to CSC stockholders, representing approximately 49.9% of the outstanding shares of DXC common stock immediately following the Merger.

All share and per share information has been restated to reflect the effects of the Merger. The reverse merger is deemed a capital transaction and the net assets of CSC (the accounting acquirer) are carried forward to DXC ( the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of CSC which are recorded at historical cost. The equity of the Company is the historical equity of CSC, retroactively restated to reflect the number of shares issued by DXC in the transaction.

In connection with the Merger, the Company entered into a number of agreements with HPE including the following:

Information Technology Services Agreement - The Company and HPE have entered into an Agreement pursuant to which the Company will provide information technology services to HPE. This agreement terminates on the fifth anniversary of its’ effective date, unless earlier terminated by the parties in accordance with its terms.

Preferred Vendor Agreements - The Company and HPE have entered into Preferred Vendor Agreements, pursuant to which HPE will (1) make available to DXC for purchase hardware products sold by HPE and technology services provided by HPE and (2) make available to DXC for purchase and license software products sold or licensed by HPE, and technology (including SaaS), support, professional and other services provided by HPE.

Certain other additional agreements were entered into, including an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, and certain real estate related agreements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Under the acquisition method of accounting, total consideration exchanged was:

Preliminary fair value of purchase consideration received by HPE stockholders(1)	$9,782
Preliminary fair value of HPES options assumed by CSC(2)	68
Total estimated consideration transferred	$9,850

(1)Represents the fair value of consideration received by HPE stockholders to give them 50.1% ownership in the combined company. The fair value of the purchase consideration transferred was based on a total of 141,865,656 shares of DXC common stock distributed to HPE stockholders as of the close of business on the record date (141,741,712 after effect of 123,944 cancelled shares) at CSC's closing price of $69.01 per share on March 31, 2017.
(2)Represents the fair value of certain stock-based awards of HPES employees that were unexercised on March 31, 2017, which HPE, HPES and CSC agreed would be converted to DXC stock-based awards.

Assumed indebtedness includes senior notes in the principal amount of $1.5 billion issued in 2017 and $0.3 billion issued in 1999 for total principal amount of $1.8 billion; a term loan with three tranches all borrowed on March 31, 2017 in an aggregate principal equivalent of $2.0 billion; as well as capitalized lease liabilities and other debt. The fair value of assumed indebtedness approximates HPES' carrying value due to the close proximity of the issuance of the majority of the assumed debt to the Merger date. The Company is in the process of finalizing the valuation of the debt issued in 1999.

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed, as well as the fair value of non-controlling interest, are based on the information that was available as of the Merger date, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger date. The preliminary estimated purchase price is allocated as follows:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$974
Accounts receivable(1)	3,965
Other current assets	769
Total current assets	5,708
Property and equipment	2,482
Intangible assets	5,085
Other assets	1,694
Total assets acquired	14,969
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(3,843)
Deferred revenue	(879)
Long-term debt, net of current maturities	(3,997)
Long-term deferred tax liabilities and income tax payable	(1,553)
Other liabilities	(1,551)
Total liabilities assumed	(11,823)
Net identifiable assets acquired	3,146
Add: Fair value of non-controlling interests	(61)
Goodwill	6,765
Total estimated consideration transferred	$9,850

(1)	Includes preliminary adjustments related to the Separation and Distribution Agreement, as amended, of $163 million.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the Merger date. The goodwill recognized with the Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The goodwill

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

arising from the Merger was preliminarily allocated to the Company's reportable segments as $2.8 billion to the Global Business Services ("GBS") segment, $3.3 billion to the Global Infrastructure Services ("GIS") segment and $0.7 billion to the United States Public Sector ("USPS") segment. A portion of the total goodwill is expected to be deductible for tax purposes. See Note 9 - "Goodwill."

Due to the recent completion and complexity of the Merger, DXC recorded the assets acquired and liabilities assumed at their preliminary fair values. The preliminary purchase price allocation is subject to change as DXC completes its analysis of the fair value at the date of the Merger.

As of June 30, 2017, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, Receivables; Property and equipment; Deferred income taxes, net; Deferred revenue and advanced contract payments; Intangible assets; Accounts payable and accrued liabilities; Loss contracts; Non-controlling interest; and Goodwill. The Company has also not finalized its assessment of operating leases that were off balance sheet as of April 1, 2017, as a result of the conversion of certain capital leases prior to the Merger. Pursuant to the terms of the Separation and Distribution Agreement, as amended, HPE was contractually required to reduce the outstanding liability balance to a contractually agreed amount by September 30, 2017, related to HPES' approximately 6,000 capital lease arrangements with HPE Financial Services. HPES has represented that all capital leases converted to operating leases prior to April 1, 2017 as agreed under the terms of the Separation and Distribution Agreement, as amended, meet the criteria for operating lease treatment. Given the significant number of agreements subject to modification, the Company will continue to assess the appropriateness of operating lease treatment.

Current assets and liabilities

For the preliminary fair value estimates reported in first quarter of fiscal 2018, the Company valued current assets and liabilities using existing carrying values as an estimate for the fair value of those items at the Merger date.

Property and equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$1,806
Computers and related equipment	504
Furniture and other equipment	37
Construction in progress	135
Total	$2,482

The Company estimated the value of acquired property and equipment using the cost method and market method.

Identified intangible assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer relationships	$3,950	13
Developed technology	440	7
Third-party purchased software	499	4-7
Trade names	110	4
Other intangibles	86	7
Total	$5,085

The Company estimated the value of customer relationships, developed technology, and trademarks using the multi-period excess earnings and relief from royalty methods.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring liabilities

The Company acquired approximately $333 million of restructuring liabilities incurred under HPES' restructuring plans, expected to be paid out through 2029. Approximately $256 million relates to workforce reductions and $77 million .

Deferred tax liabilities

The Company preliminarily valued deferred tax liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

Defined Benefit Pension Plans

Certain eligible employees, retirees and other former employees of HPES participated in certain U.S. and international defined benefit pension plans offered by HPE. The plans whose participants were exclusively HPES employees were acquired, while the plans whose participants included both HPES employees and HPE employees were replicated to allow separation of HPES and HPE employees. The resulting separate plans containing only HPES were acquired.

HPES' pension obligations depend on various assumptions. The Company's actuaries remeasured all of the acquired HPES plan obligations as of March 31, 2017. The following table summarizes the balance sheet impact of the pension plans assumed from HPES as a result of the Merger.

(in millions)	Amount
Other assets	$558
Accrued expenses and other current liabilities	(16)
Other long-term liabilities	(563)
Net amount recorded	$(21)

The following table summarizes the projected benefit obligation, fair value of the plan assets and the funded status assumed from HPES as a result of the Merger.

(in millions)	Amount
Projected benefit obligation	$(7,432)
Fair value of plan assets	7,411
Funded status	$(21)

The following table summarizes the plan asset allocations by asset category for HPES pension plans assumed by the Company as a result of the Merger.

Equity securities	22%
Debt securities(1)	72%
Alternatives	5%
Cash and other	1%
Total	100%

(1) Includes liability-driven investments

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table summarizes the estimated future benefit payments due to the pension and benefit plans assumed from HPES as a result of the Merger.

(in millions)	Amount
Employer contributions:
2018	$37

Benefit payments:
2018	$222
2019	$147
2020	$158
2021	$168
2022	$180
2023 through 2027	$1,132

Unaudited Results

During the three months ended June 30, 2017, HPES had revenues and net income of $4,328 million and $190 million, respectively, since the acquisition date. Transaction costs associated with the Merger of $25 million are included within Selling, general and administrative expenses in the Company's condensed consolidated statements of operations for the three months ended June 30, 2017.

Unaudited Pro Forma Results of Operations

The following table provides unaudited pro forma results of operations for the Company for the three months ended July 1, 2016, as if the Merger had been consummated on April 2, 2016, the first day of DXC's fiscal year ended March 31, 2017. These unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. In addition, the unaudited pro forma adjustments are preliminary and are subject to change as additional information becomes available and as additional analyses are performed during the measurement period. Accordingly, the Company presents these unaudited pro forma results for informational purposes only, and they are not necessarily indicative of what the actual results of operations of DXC would have been if the Merger had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three months ended July 1, 2016 and of HPES for the three months ended April 30, 2016.

(in millions, except per-share amounts)	Three Months Ended July 1, 2016(1)
Revenues	$6,418
Net loss	(281)
Loss attributable to the Company	(283)

Loss per common share:
Basic	$(1.00)
Diluted	$(1.00)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(1)	The unaudited pro forma information is based on legacy CSC results for the three months ended July 1, 2016 and legacy HPES results for the three months ended April 30, 2016.

The unaudited pro forma information above is based on events that are (i) directly attributable to the Merger, (ii) factually supportable, and (iii) with respect to the unaudited pro forma statement of operations, expected to have a continuing impact on the consolidated results of operations of the combined company. The unaudited pro forma financial information does not include $25 million of nonrecurring transaction costs associated with the Merger.

Fiscal 2017 Acquisitions

Aspediens Acquisition

On July 5, 2016, DXC acquired all of the outstanding capital stock of Aspediens, a privately held provider of technology-enabled solutions for the service-management sector and a preferred partner of ServiceNow, for total purchase consideration of $15 million funded from existing cash balances.

Xchanging Acquisition

On May 5, 2016, DXC acquired Xchanging plc ("Xchanging"), a provider of technology-enabled business solutions to organizations in global insurance and financial services, healthcare, manufacturing, real estate, and the public sector in a step acquisition. Xchanging was listed on the London Stock Exchange under the symbol “XCH.” Total cash consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired) was funded from existing cash balances and borrowings under DXC's credit facility. Transaction costs associated with the acquisition of $17 million were included within Selling, general, and administrative expenses. The acquisition expanded CSC's market coverage in the global insurance industry and enabled the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

The Xchanging purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at date of acquisition as follows: $396 million to current assets, $99 million to non-current assets, $582 million to intangible assets other than goodwill, $267 million to current liabilities, $516 million to long-term liabilities, $680 million to goodwill, and $281 million to non-controlling interest. The amortizable lives associated with the intangible assets acquired includes developed technology, customer relationships and trade names, which have estimated useful lives of 7 to 8 years, 15 years and 3 to 5 years, respectively. The goodwill arising from the acquisition was allocated to the GBS and GIS segments and is not deductible for tax purposes.

Note 4 - Earnings per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2017	July 1, 2016

Net income (loss) attributable to DXC common shareholders:	$159	$(21)

Common share information:
Weighted average common shares outstanding for basic EPS	283.83	138.98
Dilutive effect of stock options and equity awards	5.64	—
Weighted average common shares outstanding for diluted EPS	289.47	138.98

Earnings (loss) per share:
Basic	$0.56	$(0.15)
Diluted	$0.55	$(0.15)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Certain stock options and RSUs were excluded from the computation of dilutive EPS because inclusion of these amounts would have had an anti-dilutive effect. Due to the Company's net loss during the three months ended July 1, 2016, PSUs were also excluded from the calculation because they would have had an anti-dilutive effect. The number of options and shares excluded were as follows:

	Three Months Ended
	June 30, 2017	July 1, 2016
Stock Options	44,324	1,507,757
RSUs	183,949	876,785
PSUs	—	1,070,917

Note 5 - Sale of Receivables

Receivables Securitization Facility

On December 21, 2016, the Company established a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial account receivables in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2017, the total availability under the Receivables Facility was approximately $228 million. The Receivables Facility terminates on December 20, 2017, but may be extended. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the condensed consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. In exchange for the sale of accounts receivable during the three months ended June 30, 2017, the Company received cash of $232 million and recorded a DPP. The DPP, which fluctuates over time based on the total amount of eligible receivables generated during the normal course of business, was $242 million as of June 30, 2017. Additionally, as of June 30, 2017, the Company recorded a $4 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit.

The Company’s risk of loss following the transfer of accounts receivable under the Receivables Facility is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Receivables Facility.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of and for the Three Months Ended June 30, 2017
Beginning balance	$252
Transfers of receivables	548
Collections	(545)
Fair value adjustment	(13)
Ending balance	$242

Note 6 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities, excluding pension assets, see Note 12 - "Pension and Other Benefit Plans" and derivative assets and liabilities, see Note 7 - "Derivative Instruments", that are measured at fair value on a recurring basis. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	June 30, 2017
Money market funds and money market deposit accounts(1)	$545	$545	$—	$—
Time deposits(1)	214	214	—	—
Foreign bonds(2)	49	—	49	—
Other debt securities	7	—	—	7
Deferred purchase price receivable	242	—	—	242
Total assets	$1,057	$759	$49	$249

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) The contractual maturities of investments in available-for-sale debt securities is due in more than five years.

	March 31, 2017
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$406	$406	$—	$—
Deferred purchase price receivable	252	—	—	252
Total assets	$658	$406	$—	$252

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

The fair value of money market funds, money market deposit accounts, and time deposits, reported as cash and cash equivalents, are based on quoted market prices. The fair value of foreign government bonds is based on actual market prices and included in Other long-term assets. Fair value of the DPP, included in Receivables, net, is determined by

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, presented in Other liabilities, is based on contractually defined targets of financial performance and other considerations.

Other Fair Value Disclosures

The carrying amounts of the Company’s other financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in Other accrued liabilities, are deemed to approximate their market values. If measured at fair value, these financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt, excluding capital leases, was $6.2 billion as of June 30, 2017, as compared with carrying value of $6.1 billion. If measured at fair value, long-term debt, excluding capital lease would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three months ended June 30, 2017 and July 1, 2016.

The Company is subject to counterparty risk in connection with its derivative instruments, see Note 7 - "Derivative Instruments". With respect to its foreign currency derivatives, as of June 30, 2017 there were seven counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $51 million.

Note 7 - Derivative Instruments

In the normal course of business, the Company is exposed to interest rate and foreign exchange rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. The Company does not use derivative instruments for trading or any speculative purpose.

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. As of June 30, 2017, the Company had interest rate swap agreements with a total notional amount of $615 million.

As of June 30, 2017, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of June 30, 2017, the Company has determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of June 30, 2017 was $507 million, and the related forecasted transactions extend through March 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

For the three months ended June 30, 2017 and July 1, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2017 and July 1, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2017, $8 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

For derivative instruments that are designated and qualify as cash flow hedges, the Company initially records changes in fair value for the effective portion of the derivative instrument in AOCI in the condensed consolidated balance sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in the condensed statements of operations. The Company reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income and net income was not material for three months ended June 30, 2017 or July 1, 2016.

Derivatives not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include total return swaps and certain short-term foreign currency forward and option contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Total return swaps

The Company manages the exposure to market volatility of the notional investments underlying its deferred compensation obligations by using total return swaps derivative contracts ("TRS"). The TRS are reset monthly and are marked-to-market on the last day of each fiscal month. Gain (loss) on TRS was not material for the three months ended June 30, 2017 and July 1, 2016, respectively.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. The notional amount of the foreign currency forward contracts outstanding as of June 30, 2017 was $4.2 billion. Losses of $37 million and $2 million on foreign currency forward contracts not designated for hedge accounting were recognized within other (income) expense, net during the three months ended June 30, 2017 and July 1, 2016, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$5	$5
Foreign currency forward contracts	Other current assets	26	27
Total fair value of derivatives designated for hedge accounting		$31	$32

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$38	$15
Total fair value of derivatives not designated for hedge accounting		$38	$15

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$1	$1
Foreign currency forward contracts	Accrued expenses and other current liabilities	1	—
Total fair value of derivatives designated for hedge accounting:		$2	$1

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$7	$12
Total fair value of derivatives not designated for hedge accounting		$7	$12

Derivative instruments include foreign currency forward contracts and interest rate swap contracts. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points as Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

Other risks

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is Company policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 8 - Intangible Assets

	As of June 30, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,315	$1,613	$1,702
Outsourcing contract costs	813	490	323
Customer related intangible assets	4,819	265	4,554
Other intangible assets	293	22	271
Total intangible assets	$9,240	$2,390	$6,850

	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,347	$1,554	$793
Outsourcing contract costs	793	475	318
Customer related intangible assets	851	248	603
Other intangible assets	96	16	80
Total intangible assets	$4,087	$2,293	$1,794

Total intangible assets amortization was $204 million and $80 million for three months ended June 30, 2017 and July 1, 2016, respectively, and included reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $3 million, respectively. The large increase in net and gross carrying value for the three months ended June 30, 2017 was primarily due to the Merger as estimated in preliminary purchase accounting.

Estimated future amortization related to intangible assets as of June 30, 2017 is as follows:

Fiscal Year	(in millions)
Remainder of 2018	$698
2019	$807
2020	$747
2021	$692
2022	$630

Note 9 - Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment, as of June 30, 2017.

(in millions)	GBS	GIS	USPS	Total
Balance as of March 31, 2017, net	$1,470	$385	$—	$1,855
Additions	2,800	3,262	703	6,765
Foreign currency translation	77	64	13	154
Balance as of June 30, 2017, net	$4,347	$3,711	$716	$8,774

The additions to goodwill during the three months ended June 30, 2017 were due to the Merger described in Note 3 - "Acquisitions." As a result of the Merger, the Company began to report the United States Public Sector ("USPS") segment, formerly a component of the HPES business, see Note 17 - "Segment Information" for additional information. The foreign

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(8)	(0.1) - 0.2%(1)	2018	$742	$646
Current maturities of long-term debt	Various	2018	141	55
Current maturities of capitalized lease liabilities	1.1% - 7.2%	2018	320	37
Short-term debt and current maturities of long-term debt			$1,203	$738

Long-term debt, net of current maturities
GBP term loan	1.0 - 1.2%(2)	2019	$240	$233
USD term loan	2.1% - 2.2(3)	2020	372	—
USD term loan	1.2% - 2.3%(4)	2021	571	571
AUD term loan	2.9% - 3.0%(5)	2022	77	76
EUR term loan	0.9%(6)	2022	324	—
USD term loan	2.2% - 2.3(7)	2022	1,291	—
Senior notes	2.875%	2020	495	—
Senior notes	4.45%	2023	453	453
Senior notes	4.25%	2025	494	—
Senior notes	4.75%	2027	496	—
Senior notes	7.45%	2030	312	—
Revolving credit facility(9)	1.4% - 3.0%	2021 - 2022	698	678
Lease credit facility	2.0% - 2.2%	2020 - 2022	55	60
Capitalized lease liabilities	1.1% - 7.2%	2018 - 2022	608	104
Borrowings for assets acquired under long-term financing	1.7% -4.8%	2018 - 2021	76	77
Mandatorily redeemable preferred stock outstanding	3.5%	2023	61	61
Other borrowings	0.5% - 14.0%	2018 - 2036	87	4
Long-term debt			6,710	2,317
Less: current maturities			461	92
Long-term debt, net of current maturities			$6,249	$2,225

(1)	Approximate weighted average interest rate.
(2) Three-month LIBOR rate plus 0.65%
(3) At DXC's option, the USD term loan bears interest at a variable rate equal to the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 0.875% and 1.625% based on published credit ratings of DXC, or the greatest of the BTMU prime rate, the federal funds rate plus 0.5%, and the Eurocurrency Rate for a one-month interest period plus 1% ("Base Rate"), in each case plus a margin of between 0% and 0.625%, based on published credit ratings of DXC
(4) At DXC's option, the USD term loan bears interest at a variable rate equal to the adjusted LIBOR for a one-, two-, three-, or six-month interest period, plus a margin between 0.75% and 1.50% based on a pricing grid consistent with the Company's outstanding revolving credit facility or the greater of the prime rate, the federal funds rate plus 0.50%, or the adjusted LIBOR for a one-month interest period plus 1.00%, in each case plus a margin of up to 0.50%, based on a pricing grid consistent with the revolving credit facility.
(5) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.95% to 1.45% based on the published credit ratings of DXC.
(6) At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 0.75% and 1.35%, based on published credit ratings of DXC.
(7) At DXC’s option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 1.00% and 1.75%, based on published credit ratings of DXC or the Base Rate plus a margin of between 0% and 0.75%, based on published credit ratings of DXC.
(8) The Company's revolving credit facility is available, subject to certain conditions, to repay short-term borrowings under the ECP.
(9) Classified as short-term if the Company intends to repay within 12 months and as long-term otherwise.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Terms Loans

On April 3, 2017, as a result of the Merger, financial covenants were amended and CSC was replaced with DXC as the borrower and guarantor to certain outstanding debt including short-term Euro-denominated commercial paper, senior notes and term loans.

In connection with the Merger, DXC entered into an unsecured term loan agreement consisting of a $375 million U.S. dollar term loan maturing in 2020, a $1.3 billion U.S. dollar term loan maturing in 2022 and a Euro-equivalent of $315 million EUR term loan maturing in 2022. Interest on the Company's term loans is payable monthly or quarterly in arrears. DXC also completed an offering of senior notes in an aggregate principal amount of $1.5 billion consisting of 2.875% senior notes due 2020, 4.25% senior notes due 2025 and 4.75% senior notes due 2027. DXC assumed pre-existing indebtedness incurred by HPES including 7.45% senior notes due 2030 which were issued at a principal amount of $300 million. Interest on the Company's senior notes is payable semi-annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries.

Revolving Credit Facility

In connection with the Merger, the Company entered into several amendments to its revolving credit facility agreement pursuant to which DXC replaced CSC as the principal borrower and as the guarantor of borrowings by subsidiary borrowers. During the three months ended June 30, 2017, DXC increased commitments to $3.7 billion. Of the total commitments, $70 million will mature during January 2021 and $3.6 billion will mature during January 2022.

Note 11 - Restructuring Costs

The Company recorded restructuring costs of $190 million and $57 million, net of reversals, for the three months ended June 30, 2017 and July 1, 2016, respectively. The costs recorded during the three months ended June 30, 2017 were largely a result of the Fiscal 2018 Plan (defined below).

The composition of restructuring liabilities by financial statement line items is as follows:

As of
(in millions)	June 30, 2017
Accrued expenses and other current liabilities	$310
Other long-term liabilities	154
Total	$464

Summary of Restructuring Plans

Fiscal 2018 Plan

On June 30, 2017, management approved a post-Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global datacenter restructuring program.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Total costs incurred to date under the Fiscal 2017 Plan total $238 million, comprising $233 million in employee severance and $5 million of facilities costs.

Fiscal 2016 Plan

In September 2015, the Company initiated a restructuring plan to optimize utilization of facilities and right-size overhead organizations as a result of CSC's separation of its former NPS segment (the "Fiscal 2016 Plan"). No additional costs are expected to be expensed under this plan. Total costs incurred to date as of June 30, 2017 under the Fiscal 2016 Plan total $59 million, comprising $26 million in employee severance and $33 million of facilities costs.

Fiscal 2015 Plan

In June 2014, the Company initiated a restructuring plan to optimize the workforce in high cost markets, particularly in Europe, address the Company's labor pyramid and right shore its labor mix (the "Fiscal 2015 Plan"). No additional costs are expected to be expensed under this plan. Total costs incurred to date under the Fiscal 2015 Plan total $228 million, comprising $220 million in employee severance and $8 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2017	Acquired Balance as of April 1, 2017	Costs Expensed, net of reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of June 30, 2017
Fiscal 2018 Plan
Workforce Reductions	$—	n/a	$135	$(2)	$(49)	$3	$87
Facilities Costs	—	n/a	69	(5)	(22)	(2)	40
Total	$—	n/a	$204	$(7)	$(71)	$1	$127

Fiscal 2017 Plan
Workforce Reductions	$155	n/a	$(6)	$—	$(47)	$(4)	$98
Facilities Costs	6	n/a	(4)	—	(2)	2	2
Total	$161	n/a	$(10)	$—	$(49)	$(2)	$100

Fiscal 2016 Plan
Workforce Reductions	$8	n/a	$(1)	$—	$(1)	$—	$6
Facilities Costs	5	n/a	—	—	(3)	—	2
Total	$13	n/a	$(1)	$—	$(4)	$—	$8

Fiscal 2015 Plan
Workforce Reductions	$3	n/a	$—	$—	$(1)	$—	$2
Facilities Costs	—	n/a	—	—	—	—	—
Total	$3	n/a	$—	$—	$(1)	$—	$2

Acquired Liabilities
Workforce Reductions	n/a	$256	$1	$(1)	$(91)	$4	$169
Facilities Costs	n/a	77	(4)	—	(15)	—	58
Total	n/a	$333	$(3)	$(1)	$(106)	$4	$227

(1) Costs expensed, net of reversals include $10 million, $1 million and $4 million of costs reversed from the Fiscal 2017 Plan, Fiscal 2016 Plan and Acquired liabilities, respectively.
(2)Pension benefit augmentations recorded as a pension liability and asset impairment.
(3)Foreign currency translation adjustments and asset impairment.

Restructuring Expense by Segment

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
GBS	$77	$20
GIS	106	37
USPS	7	—
Total expense, net of reversals	$190	$57

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 12 - Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit ("OPEB") plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company's pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

The Company sponsors a number of defined benefit and post-retirement medical benefit plans for the benefit of eligible employees. The benefit obligations of the Company's U.S. pension, U.S. OPEB, and non-U.S. OPEB represent an insignificant portion of the Company's pension and other post-retirement benefits. As a result, the disclosures below include the Company's U.S. and non-U.S. pension plans on a global consolidated basis.

The Company contributed $15 million to the defined benefit pension and other post-retirement benefit plans during the three months ended June 30, 2017. The Company expects to contribute an additional $41 million during the remainder of fiscal 2018, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

The components of net periodic pension expense were:

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
Service cost	$32	$6
Interest cost	60	21
Expected return on assets	(128)	(43)
Amortization of prior service costs	(4)	(5)
Contractual termination benefit	9	—
Net periodic pension expense (income)	$(31)	$(21)

The weighted-average rates used to determine net periodic pension cost were:

	Three Months Ended
	June 30, 2017	July 1, 2016
Discount or settlement rates	2.5%	3.1%
Expected long-term rates of return on assets	4.9%	6.3%
Rates of increase in compensation levels	2.7%	2.6%

Deferred Compensation Plans

Effective as of the Merger, DXC assumed sponsorship of the Computer Sciences Corporation Deferred Compensation Plan, which was renamed the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”) and adopted the Enterprise Services Executive Deferred Compensation Plan (the “ES DCP”). Both plans are non-qualified deferred compensation plans maintained for a select group of management, highly compensated employees and non-employee directors.

The DXC DCP covers eligible employees who participated in CSC’s Deferred Compensation Plan prior to the Merger. The ES DCP covers eligible employees who participated in the HPE Executive Deferred Compensation Plan prior to the Merger. Both plans allow participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan, the DXC Technology Matched

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Asset Plan. Neither plan provides for employer contributions. As of April 3, 2017, the ES DCP does not admit new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in Other long-term liabilities in the Company's condensed consolidated balance sheets, amounted to $76 million as of June 30, 2017 and $67 million as of March 31, 2017.

Note 13 - Income Taxes

The Company's effective tax rate ("ETR") was 6.5% and 44.4% for the three months ended June 30, 2017 and July 1, 2016, respectively. For the three months ended June 30, 2017, the primary drivers of the ETR were the increase in pre-tax book income from HPES, the global mix of income, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of CSC, reduced by foreign inclusions and non-deductible employee compensation. The primary drivers of the ETR for the three months ended July 1, 2016 were the global mix of income and excess tax benefits related to employee share-based payment awards, reduced by non-deductible transaction related costs.

As a result of the Merger with HPES and changes in U.S. cash requirements, a deferred tax liability of $570 million was recorded for U.S. income taxes based on the estimated historical earnings of non-U.S. HPES subsidiaries. In addition, we recorded an estimated liability of $67 million for India dividend distribution tax based on estimated historical earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting. Other than these amounts, the Company considers the current and accumulated earnings for substantially all non-U.S. subsidiaries to be indefinitely reinvested outside of the U.S. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends to the U.S. and under certain other circumstances. The Company cannot practically estimate the amount of additional taxes that might be payable on such unremitted earnings.

In connection with the Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-Merger periods. The Company recorded a net payable of $2 million, including $111 million of tax indemnification receivable related to uncertain tax positions, net of related deferred tax benefits, and $113 million of tax indemnification payable related to other tax receivables and payables.

As part of acquisition accounting for the Merger with HPES, DXC recorded uncertain tax liabilities including interest and penalties of $114 million for prior year income taxes, which are indemnified by HPE. There were no other material changes to uncertain tax positions during the three months ended June 30, 2017.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2016. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through April 30, 2018. In addition, during the first quarter of fiscal 2018, we received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining the Company's fiscal 2014 through 2016 federal income tax returns. The Company has not received any adjustments for this cycle. We continue to believe that our tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $20 million to $48 million, excluding interest, penalties, and tax carry-forwards.

Note 14 - Stockholders' Equity

Description of Capital Stock

The Company has authorized share capital consisting of 750,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

Each share of common stock is equal in all respects to every other share of common stock of the Company. Each share of common stock is entitled to one vote per share at each annual or special meeting of stockholders for the election of directors and upon any other matter coming before such meeting. Subject to all the rights of the preferred stock, dividends may be paid to holders of common stock as and when declared by the Board of Directors.

The Company's charter requires that preferred stock must be all of one class but may be issued from time to time in one or more series, each of such series to have such full or limited voting powers, if any, and such designations, preferences and relative, participating, optional or other special rights or qualifications, limitations or restrictions as provided in a resolution adopted by the Board of Directors. Each share of preferred stock will rank on a parity with each other share of preferred stock, regardless of series, with respect to the payment of dividends at the respectively designated rates and with respect to the distribution of capital assets according to the amounts to which the shares of the respective series are entitled.

Share repurchases

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. An expiration date has not been established for this repurchase plan.

During the three months ended June 30, 2017, 250,000 shares of common stock were repurchased for aggregate consideration of $19 million (of which $6 million was accrued as of June 30, 2017) at a weighted average price of $77.39 per share. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Accumulated other comprehensive income (loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(458)	$20	$276	$(162)
Current-period other comprehensive income (loss)	154	(3)	—	151
Amounts reclassified from accumulated other comprehensive income	22	—	(4)	18
Balance at June 30, 2017	$(282)	$17	$272	$7

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive loss	(50)	(5)	—	(55)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3)	(3)
Balance at July 1, 2016	$(449)	$(6)	$286	$(169)

Note 15 - Stock Incentive Plans

Equity Plans

As a result of the Merger, all outstanding CSC awards of stock options, stock appreciation rights, restricted stock units ("CSC RSUs"), including performance-based restricted stock units, relating to CSC common stock granted under the 2011 Omnibus Incentive Plan, the 2007 Employee Incentive Plan and the 2010 Non-Employee Director Incentive Plan (the “CSC Equity Incentive Plans”) held by CSC employees and non-employee directors were converted into an adjusted award relating to DXC common shares subject to the same terms and conditions after the Merger as the terms and conditions applicable to such awards prior to the Merger.

Under the terms of the CSC Equity Incentive Plans and the individual award agreements, all unvested equity incentive awards, including all stock options and CSC RSUs held by all participants under the plans, including its named executive officers and directors, are subject to accelerated vesting in whole or in part upon the occurrence of a change in control or upon the participant’s termination of employment on or after the occurrence of a change in control under certain circumstances ("CIC events"). As a result of CIC events triggered by the Merger, approximately $3.6 million unvested awards became vested on April 1, 2017 and $26 million of incremental stock compensation expense was recognized during the three months ended June 30, 2017. CSC options granted in fiscal 2017 vested 33% upon the Merger; the remaining 67% were converted into DXC RSUs based on the accounting value of the options. These RSUs will vest on the second and third anniversaries of the original option grant date. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES prior to the Merger, outstanding options (vested and unvested) and unvested RSU

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

awards were converted upon the Merger into economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the Merger.

In March 2017, prior to the Merger, the board of directors and shareholders of HPES approved DXC’s 2017 Omnibus Incentive Plan (the “DXC Employee Equity Plan”), DXC’s 2017 Non-Employee Director Incentive Plan (the “DXC Director Equity Plan”) and DXC’s 2017 Share Purchase Plan (“DXC Share Purchase Plan”). The terms of the DXC Employee Equity Plan and DXC Director Equity Plans are substantially similar to the terms of the CSC Equity Incentive Plans. The former allows DXC to grant stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock, RSUs (including PSUs), and cash awards intended to qualify for the performance-based compensation exemption to the $1 million deduction limit under Section 162(m) of the Internal Revenue Code (collectively the "Awards"). Awards are typically subject to vesting over the 3-year period following the grant date. Vested stock options are generally exercisable for a term of 10 years from the grant date. All of DXC’s employees are eligible for awards under the plan. The Company issues authorized but previously unissued shares upon the granting of stock options and the settlement of RSUs and PSUs.

The Compensation Committee of the Board of Directors (the "Board") has broad authority to grant awards and otherwise administer the DXC Employee Equity Plan. The plan became effective March 30, 2017 and will continue in effect for a period of 10 years thereafter, unless earlier terminated by the Board. The Board has the authority to amend the plan in such respects as it deems desirable, subject to approval of DXC’s stockholders for material modifications.

RSUs represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. In general, if the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited. Certain executives were awarded service-based "career share" RSUs for which the shares are settled over the 10 anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during that period.

The Company also grants PSUs, which generally vest over a period of 3 years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for up to 25% of the shares granted to be earned after the first and second fiscal years if certain of the Company's performance targets are met early, subject to vesting based on the participant's continued employment through the end of the three-year performance period.

The terms of the DXC Director Equity Plan allow DXC to grant RSU awards to non-employee directors of DXC. Such RSU awards vest in full at the earlier of (i) the first anniversary of the grant date or (ii) the next annual meeting date, and are automatically redeemed for DXC common stock and dividend equivalents either at that time or, if an RSU deferral election form is submitted, upon the date or event elected by the director. Distributions made upon a director’s separation from the Board may occur in either a lump sum or in annual installments over periods of 5, 10, or 15 years, per the director’s election. In addition, RSUs vest in full upon a change in control of DXC.

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were no shares purchased under this plan during the three months ended June 30, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of June 30, 2017
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	22,581,808
DXC Director Equity Plan	230,000	139,734
DXC Share Purchase Plan	250,000	250,000
Total	34,680,000	22,971,542

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
Granted	1,067	$77.00
HPE options converted to DXC options at Merger	2,654,872	$46.56
CSC Options converted to RSUs due to Merger	(1,521,519)	$51.00
Exercised	(711,432)	$35.93		$29
Canceled/Forfeited	(925)	$54.20
Expired	(12,492)	$27.59
Outstanding as of June 30, 2017	5,176,967	$39.53	5.99	$193
Vested and expected to vest in the future as of June 30, 2017	5,166,000	$39.47	5.98	$193
Exercisable as of June 30, 2017	5,119,465	$39.27	5.97	$192

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	3,710,985	$34.86	85,766	$34.19
Granted	1,231,656	$77.12	4,500	$80.53
HPE RSUs converted to DXC RSUs due to Merger	95,302	$69.30	—	$—
Options converted to RSUs due to Merger	609,416	$32.58	—	$—
Settled	(1,795,025)	$34.91	(19,500)	$44.57
Canceled/Forfeited	(55,860)	$38.36	—	$—
Outstanding as of June 30, 2017	3,796,474	$48.99	70,766	$34.28

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
Total share-based compensation cost	$40	$14
Related income tax benefit	$13	$5
Total intrinsic value of options exercised	$29	$44
Tax benefits from exercised stock options and awards	$35	$19

Weighted-average Assumptions Used in Black-Scholes-Merton Model for Stock Options

	Three months ended
	June 30, 2017	July 1, 2016
Risk-free interest rate	1.87%	1.56%
Expected volatility	25%	29%
Expected term (in years)	5.50	6.19
Dividend yield	0.98%	1.67%

As of June 30, 2017, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $1 million and $139 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.28 years.

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
Cash paid for:
Interest	$47	$22
Taxes on income, net of refunds	$25	$16

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$1	$45
Capital expenditures through capital lease obligations	$12	$26
Assets acquired under long-term financing	$—	$55
Financing:
Dividends declared but not yet paid	$51	$20
Stock issued for the acquisition of HPES	$9,850	$—
Note 17 - Segment Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industry and geographic region. As a result and in accordance with accounting standards, operating segments are organized by the type of services provided. DXC's chief operating decision maker ("CODM"), the chief executive officer, obtains, reviews, and manages the Company’s financial performance based on these segments. The CODM uses these results, in part, to evaluate the performance of, and allocate resources to, each of the segments.

As a result of the Merger, the HPES legacy reportable segments were combined with GBS and GIS, and the HPES public sector business, USPS, is now a separate operating segment. DXC's operating segments are the same as its reportable segments: GBS, GIS, and USPS. In addition, DXC management changed its primary segment performance measure to segment profit from the previously used consolidated segment operating income. Prior periods presented have been restated to reflect this change. The accounting policies of the reportable segments are the same as those described in Note 1 - “Summary of Significant Accounting Policies.” DXC does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, mark to market pension, restructuring, transaction and integration-related costs and related intangible amortization.

Global Business Services

GBS provides innovative technology solutions including Enterprise and Cloud Applications, Consulting Application Services, and Analytics. GBS also includes our Industry-aligned IP and Business Process Services. These offerings address key business challenges and accelerate digital transformations tailored to each customer’s industry and specific objectives. GBS strives to help clients understand and take advantage of IT modernization and virtualization across the IT portfolio (hardware, software, networking, storage, and computing assets).

Enterprise and Cloud Applications provide industry, business process, systems integration, technical delivery experience, and innovation to deliver value across our clients' enterprise application portfolios. The Company's Consulting professionals act as a trusted source for its clients in creating bold digital strategies, designing innovative digital experiences, managing complex digital integration, and delivering safe and secure digital operations that helps the Company's clients disrupt their industry, without disrupting their business operations. DXC's Application Services offerings utilize the Company's IP and world-class partner ecosystem to modernize and transform its client’s applications landscape, develop and manage their portfolio and roadmap, and execute with precision. In Analytics, DXC offers a complete portfolio of services to rapidly provide insights and drive impactful business outcomes. DXC's Partner Network allows client to leverage investment while building the analytic solutions of tomorrow. DXC’s industry-aligned IP is centered on the insurance, banking, healthcare, and travel and transportation industries.

Activities are primarily related to vertical alignment of software solutions and process-based IP that power mission-critical transaction engines. DXC's Business Process Services combine business process expertise and intellectual property with the resources of a global Tier I IT services company, leveraging intelligent automation and innovative solutions to reduce manual effort and the associated cost.

Key competitive differentiators for GBS include global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Evolving business demands such as globalization, fast-developing economies, government regulation and growing concerns around risk, security, and compliance drive demand for these offerings.

Global Infrastructure Services

GIS provides Cloud, Platforms and Infrastructure Technology Outsourcing, Workplace and Mobility and Security solutions to commercial clients globally. This includes DXC’s next-generation cloud offerings, including Infrastructure as a Service ("IaaS"), private cloud solutions, and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. Further, DXC's industry-leading security solutions help clients predict attacks, proactively respond to threats, ensure compliance, and protect data, applications, infrastructure and endpoints. To provide clients with differentiated offerings, GIS maintains

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

a Partner Network to make investments in developing unique offerings and go-to-market strategies. This collaboration helps the Company independently determine the best technology, develop road maps, and enhance opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions that best address client needs.

United States Public Sector

USPS delivers standardized technology services and business solutions to all levels of government in the United States. USPS helps clients to address their key objectives of: (1) transforming and modernizing through innovation, (2) enhancing security and privacy, (3) improving efficiency and effectiveness, (4) reducing and optimizing costs, and (5) becoming more agile, flexible, and resilient. USPS aims to be a transformation partner that can maximize technology’s potential to create the solutions that matter most to its government clients. USPS supports hundreds of accounts at the federal, state, and local government levels. Commensurate with DXC's strategy of leading the next generation of IT services, USPS is leveraging the Company’s commercial best practices and next-generation offerings to help civilian government agencies address their business issues and provide better and more secure access to citizen services while reducing costs for community & social service, environmental management, education, transportation, and general government & revenue collection.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2017
Revenues	$2,267	$2,969	$677	$5,913	$—	$5,913
Segment profit	$282	$290	$77	$649	$30	$679
Depreciation and amortization	$99	$222	$15	$336	$25	$361

Three Months Ended July 1, 2016
Revenues	$1,049	$881	$—	$1,930	$—	$1,930
Segment profit	$110	$51	$—	$161	$(55)	$106
Depreciation and amortization	$36	$114	$—	$150	$16	$166

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less cost of services, segment selling, general and administrative, and depreciation and amortization (excluding amortization of acquired intangible assets). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction and integration-related costs and amortization of acquired intangible assets.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016
Profit
Total profit for reportable segments	$649	$161
All other profit/loss	30	(55)
Interest Income	16	10
Interest expense	(76)	(25)
Restructuring costs	(190)	(57)
Amortization of acquired intangible assets	(120)	(14)
Transaction and integration-related costs	(124)	(56)
Income (loss) before income taxes	$185	$(36)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Note 18 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only through payment of penalties. Lease payments are typically based upon the period of the lease but may include payments for insurance, maintenance, and property taxes. There are no purchase options on operating leases at favorable terms. Most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at June 30, 2017, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
Remainder of 2018	$269	$576
2019	303	635
2020	240	330
2021	186	63
2022	136	5
Thereafter	469	—
Minimum fixed rentals	1,603	1,609
Less: Sublease rental income	(93)	—
Totals	$1,510	$1,609

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of June 30, 2017 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2018	$1,754
2019	1,996
2020	1,903
Thereafter	868
Total	$6,521

1A significant portion of the minimum purchase commitments in fiscal 2018, 2019 and 2020 relate to the amounts committed under the HPE preferred vendor agreements.

In the normal course of business, the Company may provide certain clients with financial performance guarantees, which are at times backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its condensed consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 30, 2017:

(in millions)	Fiscal 2018	Fiscal 2019	Fiscal 2020 and Thereafter	Totals
Surety bonds	$51	$157	$36	$244
Letters of credit	293	50	283	626
Stand-by letters of credit	27	10	24	61
Totals	$371	$217	$343	$931

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights, including rights in patents (with or without geographic limitations), copyrights, trademarks, and trade secrets. DXC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements, and the related legal and internal costs of those licensees. The Company maintains the right, at its own cost, to modify or replace software in order to eliminate any infringement. The Company has not incurred any significant costs related to licensee software indemnification.

Contingencies

Vincent Forcier v. Computer Sciences Corporation and The City of New York: On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively, against CSC and The City of New York. This action arose out of a qui tam complaint originally filed under seal in 2012 by Vincent Forcier, a former employee of CSC. The complaints allege that from 2008 to 2012 New York City and CSC, in its role as fiscal agent for New York City’s Early Intervention Program ("EIP"), a federal program that provides services for infants and toddlers with manifest or potential developmental delays, violated the federal and state False Claims Acts and various common law standards by allegedly orchestrating a billing fraud against Medicaid through the misapplication of default billing codes and the failure to exhaust private insurance coverage before submitting claims to Medicaid. The New York Attorney General’s complaint

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

also alleges that New York City and CSC failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek treble statutory damages, other civil penalties and attorneys’ fees and costs.

On January 26, 2015, CSC and the City of New York moved to dismiss Forcier’s amended qui tam complaint as well as the federal and state complaints-in-intervention. In June 2016, the Court dismissed Forcier’s amended complaint in its entirety. With regard to the complaints-in-intervention, the Court dismissed the federal claims alleging misuse of default diagnosis codes when the provider had entered an invalid code, and the state claims alleging failure to reimburse Medicaid when claims were subsequently paid by private insurance. The Court denied the motions to dismiss with respect to the federal and state claims relating to (i) submission of insurance claims with a code signifying that the patient’s policy ID was unknown, and (ii) submission of claims to Medicaid after the statutory deadline for payment by private insurance had passed, and state common law claims. In accordance with the ruling, the United States and the State of New York each filed amended complaints-in-intervention on September 6, 2016. In addition to reasserting the claims upheld by the Court, the amended complaints assert new claims alleging that the compensation provisions of CSC’s contract with New York City rendered it ineligible to serve as a billing agent under state law.

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. These motions are now fully briefed and under consideration by the Court. The Company believes that these claims are without merit and intends to continue to vigorously defend itself.

Washington, DC Navy Yard Litigation: In December 2013, the United States Department of the Navy brought a wrongful death action in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC, now known as Enterprise Services, LLC (“ES”) and others in connection with the September 2013 Washington, DC Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES’s now terminated subcontractor on ES’s IT services contract with the U.S. Navy. A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES filed motions to dismiss on December 11, 2015, and in an opinion dated September 15, 2016, the Court granted the motions in part and denied them in part with regard to the nine cases filed prior to September 2016. On November 21, 2016, ES moved to dismiss the six most recently filed complaints. A decision on that motion is pending.

Strauch Fair Labor Standards Act Collective Action: On July 1, 2014, plaintiffs Joseph Strauch, Timothy Colby, Charles Turner, and Vernon Carre filed an action in the U.S. District Court for the District of Connecticut on behalf of themselves and a putative nationwide collective of CSC system administrators, alleging CSC’s failure to properly classify these employees as non-exempt under the federal Fair Labor Standards Act ("FLSA"). Plaintiffs allege similar state-law Rule 23 class claims pursuant to Connecticut and California statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001 and the California Private Attorneys General Act. Plaintiffs claim double overtime damages, liquidated damages, pre- and post-judgment interest, civil penalties, and other state-specific remedies.

In 2015 the Court entered an order granting conditional certification under the FLSA of the collective of over 4,000 system administrators, and notice of the right to participate in the FLSA collective action was mailed to the system administrators. Approximately 1,000 system administrators, prior to the announced deadline, filed consents with the Court to participate in the FLSA collective.

On June 30, 2017, the Court granted Rule 23 certification of a Connecticut state-law class and a California state-law class consisting of professional system administrators and associate professional system administrators. Senior professional system administrators were found not to qualify for Rule 23 certification under the state-law claims. On July 14, 2017, the Company petitioned the Second Circuit Court of Appeals for permission to file an appeal of the Rule 23 decision. A ruling on that petition is pending.

As a result of the Court's findings in its Rule 23 certification order, the parties entered into a stipulation to decertify the senior professional system administrators from the FLSA collective. On August 2, 2017, the Court approved the stipulation, and the FLSA collective action is currently made up of approximately 700 individuals who held the title of associate professional or professional system administrator.

Discovery is scheduled to be completed on August 22, 2017, and a trial is expected in December 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Computer Sciences Corporation v. Eric Pulier, et al.: On May 12, 2015, CSC and its wholly owned subsidiary, ServiceMesh Inc. ("SMI"), filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier, the former CEO of SMI, which had been acquired by CSC on November 15, 2013. Following the acquisition, Mr. Pulier signed a retention agreement with SMI pursuant to which he received a grant of restricted stock units of CSC and agreed to be bound by CSC’s rules and policies, including CSC’s Code of Business Conduct. Mr. Pulier resigned from SMI on April 22, 2015 amid allegations that he had engaged in fraudulent transactions with two employees of the Commonwealth Bank of Australia Ltd. (“CBA”). The original complaint against Mr. Pulier asserted claims for fraud, breach of contract and breach of fiduciary duty. In an amended complaint, CSC named TechAdvisors, LLC and Shareholder Representative Services LLC ("SRS") as additional defendants. In ruling on a motion to dismiss filed by Mr. Pulier, the Court dismissed CSC’s claim for breach of the implied covenant of good faith, but allowed substantially all of the remaining claims to proceed. Mr. Pulier asserted counter-claims for breach of contract, fraud, negligent representation, rescission, and violations of the California Blue Sky securities law. With the exception of the claim for breach of his retention agreement, the Court dismissed in whole or in part each of Mr. Pulier’s counterclaims.

On December 17, 2015, CSC entered into a settlement agreement with the majority of the former equityholders of SMI, as well as with SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, CSC received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general and administrative costs in CSC’s Consolidated Statements of Operations for the fiscal year ended March 31, 2016. On February 20, 2017, CSC, SRS and the former equityholders of SMI who remain named defendants entered into a partial settlement agreement by which CSC received payment of some of the funds remaining in escrow.

Discovery was proceeding when on July 20, 2017, the Court granted a motion by the United States Attorney’s Office for the District of Delaware for a 90-day stay of discovery pending the completion of a criminal investigation.

Law enforcement officials in Australia have brought bribery-related charges against the two former CBA employees.  One of these has since pled guilty, and in 2016 received a sentence of imprisonment. In 2016, the United States Attorney’s Office for the Central District of California announced similar criminal charges against this same CBA employee for securities fraud and wire fraud. CSC is cooperating with and assisting the Australian and U.S. authorities in their investigations.

On February 17, 2016, Mr. Pulier filed a complaint in Delaware Chancery Court against CSC and its subsidiary - CSC Agility Platform, Inc., formerly known as SMI - seeking advancement of his legal fees and costs. On May 12, 2016, the Court ruled that CSC Agility Platform - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the underlying civil action. Mr. Pulier has also filed a complaint for advancement of the legal fees and costs incurred in connection with his defense of criminal investigations by the U.S. Government and other entities. On March 30, 2017, Mr. Pulier filed a motion for judgment on the pleadings in this fee advancement matter. Mr. Pulier's motion for judgment on the pleadings and other advancement-related issues were argued before the Court on August 2, 2017, and, on August 7, 2017, the Court ruled substantially in Mr. Pulier's favor. In undertakings previously provided to SMI, Mr. Pulier agreed to repay all amounts advanced to him if it should ultimately be determined that he is not entitled to indemnification.

Cisco Systems Inc. and Cisco Systems Capital Corporation v. Hewlett-Packard Co.: On August 21, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action against Hewlett Packard Co., now known as HP Inc. ("HP") in California Superior Court, Santa Clara County, for declaratory judgment and breach of contract in connection with a contract to utilize Cisco products and services, and to finance the services through Cisco Capital. HP terminated the contract, and the parties dispute the calculation of the proper cancellation credit. On December 18, 2015, Cisco filed an amended complaint that abandoned the claim for breach of contract set forth in the original complaint, and asserted a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP answered the complaint and filed a counterclaim for breach of contract. Discovery is completed, and a trial is scheduled to begin on November 6, 2017. A court-ordered mediation is scheduled to take place on August 30, 2017. DXC is now the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and HPE and the subsequent Separation and Distribution Agreement between HPE and DXC.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Kemper Corporate Services, Inc. v. Computer Sciences Corporation: In October 2015, Kemper Corporate Services, Inc. (“Kemper”) filed a demand for arbitration against CSC with the American Arbitration Association (“AAA”), alleging that CSC breached the terms of a 2009 Master Software License and Services Agreement and related Work Orders (the “Agreement”) by failing to complete a software translation and implementation plan by certain contractual deadlines. Kemper seeks rescission of the Agreement and approximately $100 million in damages, which includes refund of the fees paid under the contract as well as pre-judgment interest. CSC answered the demand for arbitration denying Kemper’s claims and asserting a counterclaim for unpaid invoices for services rendered by CSC.

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in Dallas, Texas in April 2017. Post-trial briefs have been submitted, and oral argument is scheduled for August 28, 2017. An interim award is scheduled to be issued by October 9, 2017. Depending on the terms of the interim award, the arbitrator may then consider requests for attorneys’ fees and expenses.

The Company believes that Kemper’s claims are without merit and intends to continue to vigorously defend itself.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by opt-in plaintiffs who signed releases as part of their WFR packages. A decision is pending.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. The Company’s related internal investigation is continuing, and the Company has undertaken to cooperate with and provide a full report of its findings to OFAC when completed.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counterparties and other parties, as well as inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The consolidated financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. DXC consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 19 - Subsequent Events

On July 1, 2017, DXC acquired Tribridge Holdings LLC, one of the largest independent integrators of Microsoft Dynamics 365, with clients in North America. The acquisition includes the Tribridge affiliate company, Concerto Cloud Services LLC. Post-acquisition, the companies are referred to as DXC Tribridge and DXC Concerto. These companies will join the DXC Eclipse business unit as foundation of DXC's global Microsoft Dynamics practice. The integration of Tribridge into DXC is expected to complete by April 1, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Quarterly Report on Form 10-Q and in the documents incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target,” and “will” and words and terms of similar substance in discussions of future operating or financial performance. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the integration of CSC's and HPES's businesses, operations, and culture and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;

•	the ability to realize the synergies and benefits expected to result from the Merger within the anticipated time frame or in the anticipated amounts;

•	other risks related to the Merger including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes; and

•	the other factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three months ended June 30, 2017. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

The MD&A is organized into the following sections:

•	Background

•	Segments and Services

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

Background

DXC is the world's leading independent, end-to-end IT services company, helping clients harness the power of innovation to thrive on change. DXC was formed by the spin-off of HPES on March 31, 2017 and merger of CSC with a wholly owned subsidiary of DXC on April 1, 2017. As a result of the Merger, CSC became a wholly owned subsidiary of DXC. DXC common stock began trading under the ticker symbol “DXC” on the New York Stock Exchange on April 3, 2017 and is part of Standard & Poor's (S&P) 500 Index.

Segments and Services

Our reportable segments are GBS, GIS, and USPS. Segment information is included in Note 17 - "Segment Information" to the financial statements. For a discussion of risks associated with our foreign operations, see Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q.

Global Business Services

GBS provides innovative technology solutions including Enterprise and Cloud Applications, Consulting Application Services, and Analytics. GBS also includes our Industry-aligned IP and Business Process Services. These offerings address key business challenges and accelerate digital transformations tailored to each customer’s industry and specific objectives. GBS strives to help clients understand and take advantage of IT modernization and virtualization across the IT portfolio (hardware, software, networking, storage, and computing assets).

Enterprise and Cloud Applications provide industry, business process, systems integration, technical delivery experience, and innovation to deliver value across our clients' enterprise application portfolios. Our Consulting professionals act as a trusted source for our clients in creating bold digital strategies, designing innovative digital experiences, managing complex digital integration, and delivering safe and secure digital operations that help our clients disrupt their industry, without disrupting their business operations. DXC’s Application Services offerings utilize our IP and world-class partner ecosystem to modernize and transform our client’s applications landscape, develop and manage their portfolio and roadmap, and execute with precision. In Analytics, DXC Technology offers a complete portfolio of services to rapidly provide insights and drive impactful business outcomes. Our Partner Network allows you to leverage investment while building the analytic solutions of tomorrow. DXC’s industry-aligned IP is centered on the insurance, banking, healthcare, and travel and transportation industries.

Activities are primarily related to vertical alignment of software solutions and process-based IP that power mission-critical transaction engines. And, our Business Process Services combine business process expertise and intellectual property with the resources of a global Tier I IT services company, leveraging intelligent automation and innovative solutions to reduce manual effort and the associated cost. Key competitive differentiators for GBS include global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Evolving business demands such as globalization, fast-developing economies, government regulation and growing concerns around risk, security, and compliance drive demand for these offerings.

Global Infrastructure Services

GIS provides Cloud, Platforms and Infrastructure Technology Outsourcing, Workplace and Mobility and Security solutions to commercial clients globally. This includes DXC’s next-generation cloud offerings, including Infrastructure as a Service ("IaaS"), private cloud solutions, and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. Further, our industry-leading security solutions help clients predict attacks, proactively respond to threats, ensure compliance, and protect data, applications, infrastructure and endpoints. To provide clients with differentiated offerings, GIS maintains a Partner Network to make investments in developing unique offerings and go-to-market strategies. This collaboration helps us independently determine the best technology, develop road maps, and enhance opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions that best address client needs.

United States Public Sector

USPS delivers IT standardized services and business solutions to all levels of government in the United States. USPS helps clients to address their key objectives of: (1) transforming and modernizing through innovation, (2) enhancing security and privacy, (3) improving efficiency and effectiveness, (4) reducing and optimizing costs, and (5) becoming more agile, flexible and resilient. USPS aims to be a transformation partner that can maximize technology’s potential to create the solutions that matter most to its government clients. USPS supports hundreds of accounts at the federal, state, and local government levels. Commensurate with DXC's strategy of leading the next generation of IT services, USPS is leveraging our commercial best practices and next-generation offerings to help civilian government agencies address their business issues and provide better and more secure access to citizen services while reducing costs for community & social service, environmental management, education, transportation, and general government & revenue collection.

Results of Operations

On April 1, 2017, HPE completed the spin-merger of its Enterprise Service segment, HPES, to form DXC. On that same date, CSC completed its Merger with DXC, see Note 1 - "Summary of Significant Accounting Policies" and Note 3 "Acquisitions". Because it was deemed the accounting acquirer, CSC is considered the predecessor and the historical financial statements of CSC prior to the Merger are reflected in this Quarterly Report on Form 10-Q as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017, included elsewhere in this Quarterly Report on Form 10-Q do not include the financial results of HPES, and therefore, are not directly comparable.

The following table calculates the period over period changes in the unaudited condensed consolidated statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2017	July 1, 2016	Change	Percentage Change

Revenues	$5,913	$1,930	$3,983	206.4%
Total costs and expenses	5,728	1,966	3,762	191.4%
Income (loss) before income taxes	185	(36)	221	(613.9)%
Income tax expense (benefit)	12	(16)	28	(175.0)%
Net income (loss)	$173	$(20)	$193	(965.0)%

Diluted earnings (loss) per share	$0.55	$(0.15)	$0.70	(466.7)%

Revenues

The following discussion includes comparisons of our results of operations for the three months ended June 30, 2017 to our pro forma results of operations for the three months ended July 1, 2016. Our pro forma results of operations for the three months ended July 1, 2016 are based upon the historical statements of operations of each of CSC and HPES, giving effect to the Merger as if it had been consummated on April 2, 2016. CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three months ended July 1, 2016 and of HPES for the three months ended April 30, 2016.

See "Unaudited Pro Forma Condensed Combined Statement of Operations" below for additional information.

	Three Months Ended
(in millions)	June 30, 2017	July 1, 2016	Change	Percentage Change
GBS	$2,267	$1,049	$1,218	116.1%
GIS	2,969	881	2,088	237.0%
USPS	677	—	677	—%
Total Revenues	$5,913	$1,930	$3,983	206.4%

	Three Months Ended
(in millions)	June 30, 2017	Pro Forma July 1, 2016	Change	Percentage Change
GBS	$2,267	$2,421	$(154)	(6.4)%
GIS	2,969	3,290	(321)	(9.8)%
USPS	677	707	(30)	(4.2)%
Total Revenues	$5,913	$6,418	$(505)	(7.9)%

As a global company over 57% of our revenues have been earned internationally. As a result, the changes in revenues denominated in currencies other than the U.S. dollar from period to period are impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. The table below indicates the approximate amounts and percentage changes due to changes in exchange rates for the three months ended June 30, 2017 compared to the three months ended July 1, 2016:

	Foreign Currency Exchange Impact
(in millions)	Three Months Ended June 30, 2017 at Constant Currency	Three Months Ended July 1, 2016 Pro Forma	Foreign Currency Exchange Impact	Percentage Change
GBS	$2,308	$2,421	$(113)	(4.7)%
GIS	3,043	3,290	(247)	(7.5)%
USPS	677	707	(30)	(4.2)%
Total	$6,028	$6,418	$(390)	(6.1)%

The revenue discussions below include references to revenues on a constant currency basis. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This non-GAAP measure allows management to evaluate operating performance separately from movements in foreign exchange rates.

Total revenues were $5.9 billion during the three months ended June 30, 2017, an increase of $4.0 billion as compared to the three months ended July 1, 2016. The revenue growth is attributed to the Merger of CSC and HPES. Our GIS segment revenues during the three months ended June 30, 2017 were $3.0 billion, or 50.2% of total revenues. Our GIS segment includes our Cloud, Platforms and Infrastructure Technology Outsourcing, Workplace and Mobility and Security solutions businesses. Our GBS segment revenues were $2.3 billion, or 38.3% of total revenues, during the three months ended June 30, 2017. Our GBS segment includes Enterprise and Cloud Applications, Consulting Application Services, Analytics, Industry-aligned IP and Business Process Services businesses. Our USPS segment, which was created upon the consummation of the Merger contributed $677 million of revenues, or 11.4% of total revenues. The USPS segment provides both infrastructure and other services similar to our GIS and GBS segments to the all levels of government in the United States.

On a pro forma basis, constant currency revenues decreased $390 million, or 6.1%, during the three months ended June 30, 2017 as compared to the three months ended July 1, 2016. The constant currency revenues decrease for both our GIS and GBS segments was driven by contracts that concluded or were renewed at a lower rate which were more than offset by an increase in revenues from new business. The $30 million decrease in constant currency USPS segment revenues for the three months ended June 30, 2017, as compared to the same period of the prior fiscal year, was due to a reduction in pass-through revenues.

For the three months ended June 30, 2017, GIS, GBS and USPS contract awards were $3.7 billion, $2.4 billion and $0.2 billion, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,788	$1,421	81.0%	73.6%	7.4%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	410	305	6.9	15.8	(8.9)
Depreciation and amortization	361	166	6.1	8.6	(2.5)
Restructuring costs	190	57	3.2	3.0	0.2
Interest expense	76	25	1.3	1.3	—
Interest income	(16)	(10)	(0.3)	(0.5)	0.2
Other (income) expense, net	(81)	2	(1.4)	0.1	(1.5)
Total costs and expenses	$5,728	$1,966	96.9%	101.9%	(5.0)%

Costs of Services

Cost of services excluding depreciation and amortization and restructuring costs ("COS") was $4.8 billion for the three months ended June 30, 2017. The $3.4 billion increase in COS, as compared to the same period of the prior fiscal year, cost increase was driven by the Merger offset by reduction in costs from workforce and facilities optimization.

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs ("SG&A") was $410 million for the three months ended June 30, 2017. The $105 million increase in SG&A, as compared to the same period of the prior fiscal year, was driven by the Merger. Integration and transaction-related costs of $124 million were included in SG&A for the three months ended June 30, 2017 as compared to $56 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense increased $71 million and amortization expense increased $124 million for the three months ended June 30, 2017, compared to the three months ended July 1, 2016. The increase in depreciation and amortization expense was attributed to acquired property and equipment and intangible assets associated with the Merger.

Restructuring Costs
During the three months ended June 30, 2017, management approved the Fiscal 2018 Plan to optimize operations in response to a continuing business contraction. The additional restructuring initiatives are intended to reduce our core structure and related operating costs, improve our competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and rebalancing the pyramid structure. Additionally, this plan includes global facility restructuring, including a global datacenter restructuring program.

During the three months ended June 30, 2017, restructuring costs, net of reversals, were $190 million, as compared with $57 million during the comparable period of the prior fiscal year. The year-over-year increase in restructuring costs was due to the implementation of the Fiscal 2018 Plan. Restructuring costs included $3 million and $6 million of pension benefit augmentations for the three months ended June 30, 2017 and July 1, 2016, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 11 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the three months ended June 30, 2017 increased $51 million over the same period of the prior fiscal year. Interest income for the three months ended June 30, 2017 was $16 million as compared to $10 million during the same period of the prior fiscal year. The year-over-year increase in interest expense and interest income was due to the Merger. The increase in interest expense includes interest associated with acquired debt; see Note 10 - "Debt".

Other (Income) Expense, Net

Other (income) expense, net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $83 million increase in other income for the three months ended June 30, 2017 over the three months ended July 1, 2016 includes a $77 million foreign currency gain related to a change in the functional currency of a European holding company.

Taxes

The Company's effective tax rate ("ETR") was 6.5% and 44.4% for the three months ended June 30, 2017 and July 1, 2016, respectively. For the three months ended June 30, 2017, the primary drivers of the ETR were the increase in pre-tax book income from HPES, the global mix of income, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of CSC, reduced by foreign inclusions and non-deductible employee compensation. The primary drivers of the ETR for the three months ended July 1, 2016 were the global mix of income and excess tax benefits related to employee share-based payment awards, reduced by non-deductible transaction related costs.

Outside of HPES acquisition accounting, there were no material changes to uncertain tax positions during fiscal 2018. It is reasonably possible that during the next 12 months, our liability for uncertain tax positions may change by a significant amount. For further discussion of these uncertain tax positions, please refer to Note 13 - "Income Taxes."

Earnings (Loss) per Share

Diluted EPS for the three months ended June 30, 2017 increased $0.70 from the same period a year ago. The increase for the three months ended June 30, 2017 was due to an increase of $180 million in net income attributable to DXC common stockholders, partially offset by an increase in weighted average common shares outstanding for diluted EPS attributable to capital restructuring associated with the Merger.

Unaudited Pro Forma Condensed Combined Statement of Operations

In an effort to provide investors with additional information, we are disclosing certain unaudited pro forma financial information of DXC for the first quarter of fiscal 2017 as supplemental information herein. The following unaudited pro forma condensed combined statement of operations of DXC (the “unaudited pro forma statement of operations”) is for the three months ended July 1, 2016 after giving effect to the Merger. See Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "Acquisitions" to the financial statements for additional information.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. Every fifth year included an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three months ended July 1, 2016 and of HPES for the three months ended April 30, 2016.

The historical condensed combined statement of operations of HPES was “carved-out” from the combined statement of operations of HPE and reflects assumptions and allocations made by HPE. The condensed combined statement of operations of HPES included all revenues and costs directly attributable to HPES and an allocation of expenses related to certain HPE corporate functions. The results of operations in the HPES historical condensed combined statement of operations does not necessarily include all expenses that would have been incurred by HPES had it been a separate, stand-alone entity. Actual costs that may have been incurred if HPES had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, functions outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Consequently, HPES’ historical condensed combined statement of operations does not necessarily reflect what HPES’ results of operations would have been had HPES operated as a stand-alone company during the period presented.

The unaudited pro forma statement of operations has been prepared using the acquisition method of accounting with CSC considered the accounting acquirer of HPES. This unaudited pro forma statement includes combining historical results, reflecting preliminary purchase accounting adjustments and aligning accounting policies for our consolidated results and reportable segments. The historical statements of operations have been adjusted in the unaudited pro forma statement of operations to give effect to pro forma events that were (i) directly attributable to the Merger, (ii) factually supportable, and (iii) which are expected to have a continuing impact on the consolidated results of operations of DXC. The pro forma results do not reflect the costs of integration activities or benefits that may result from realization of previously announced anticipated first-year synergies of approximately $1.0 billion. No assurances of the timing or the amount of cost synergies, or the costs necessary to achieve those cost synergies, can be provided.

The adjustments included in the unaudited pro forma statement of operations were based upon currently available information and assumptions that management of DXC believes to be reasonable. The unaudited pro forma statement of operations is for informational purposes only and is not intended to represent or to be indicative of the actual results of operations that the combined company would have reported had the Merger been completed on April 2, 2016, and should not be taken as being indicative of DXC’s future consolidated financial results. The unaudited pro forma statement of operations should be read in conjunction with Exhibit 99.2 of the previously filed Amendment to Form 8-K that was filed on June 14, 2017, including the accompanying notes.

DXC TECHNOLOGY COMPANY
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 1, 2016

	Historical
(in millions, except per-share amounts)	CSC for the Three Months Ended July 1, 2016	HPES for the Three Months Ended April 30, 2016	Reclassifications		Merger Adjustments	Pro Forma combined

Revenues	$1,930	$4,488	$—		$—	$6,418

Costs of services (excludes depreciation and amortization and restructuring costs)	1,421	3,889	(279)		239	5,270
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	305	475	(82)		12	710
Depreciation and amortization	166	100	371	371	(81)	556
Restructuring costs	57	74	—		—	131
Transaction costs	—	10	(10)		—	—
Interest expense	25	—	49		14	88
Interest income	(10)	—	(11)		—	(21)
Other expense, net	2	—	4		—	6
Total costs and expenses	1,966	4,548	42		184	6,740

Interest and other, net	—	(43)	43		—	—
Loss before income taxes	(36)	(103)	1		(184)	(322)
Income tax benefit	(16)	17	—		(42)	(41)
Net loss	(20)	(120)	1		(142)	(281)
Less: net income attributable to non-controlling interest, net of tax	1	—	1		—	2
Net loss attributable to DXC common stockholders	$(21)	$(120)	$—		$(142)	$(283)

Loss per common share:
Basic	$(0.15)					$(1.00)
Diluted	$(0.15)					$(1.00)

Weighted-average common shares:
Basic	138.98					283.16
Diluted	138.98					283.16

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the unaudited condensed consolidated statements of operations and unaudited pro forma statement of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP or pro forma basis. Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of core operating performance. DXC management believes these non-GAAP measures allow investors to better understand the financial performance of DXC exclusive of the impacts of corporate wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP or on a pro forma basis. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies.

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2017	Pro Forma July 1, 2016	Change	Percentage Change
Income (loss) before income taxes	$185	$(322)	$507	(157.5)%
Non-GAAP income before income taxes	$619	$243	$376	154.7%
Net income (loss)	$173	$(281)	$454	(161.6)%
Adjusted EBIT	$679	$310	$369	119.0%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges

•	Transaction and integration-related costs - reflects costs related to integration planning, financing, and advisory fees associated with the Merger and other acquisitions.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Pension and OPEB actuarial and settlement losses - reflects pension and OPEB actuarial and settlement gains and losses from mark-to-market accounting.

•	Certain overhead costs - reflects certain fiscal 2017 HPE costs allocated to HPES that are expected to be largely eliminated on a prospective basis.

•
Tax adjustment - reflects the application of an approximate 27.5% pro forma tax rate for fiscal 2017 periods, which is the midpoint of prospective targeted effective tax rate range of 25% to 30% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2017
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Amortization of acquired intangible assets	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,788	$—	$—	$—	$4,788
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	410	—	(124)	—	286
Income before income taxes	185	190	124	120	619
Income tax expense	12	45	41	46	144
Net income	173	145	83	74	475
Less: net income attributable to non-controlling interest, net of tax	14	—	—	—	14
Net income (loss) attributable to DXC common stockholders	$159	$145	$83	$74	$461

Effective Tax Rate	6.5%				23.3%

Basic EPS	$0.56	$0.51	$0.29	$0.26	$1.62
Diluted EPS	$0.55	$0.50	$0.29	$0.26	$1.59

Weighted average common shares outstanding for:
Basic EPS	283.83	283.83	283.83	283.83	283.83
Diluted EPS	289.47	289.47	289.47	289.47	289.47

A reconciliation of pro forma combined results to pro forma non-GAAP results is as follows:

	Three Months Ended July 1, 2016
(in millions, except per-share amounts)	Pro Forma combined	Restructuring	Transaction and integration-related costs	Amortization of Acquired Intangibles	Pension and OPEB actuarial and settlement losses	Certain overhead costs	Tax adjustment	Pro Forma Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,270	$—	$—	$—	$(150)	$—	$—	$5,120
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	710	—	(86)	—	(48)	(37)	—	$539
(Loss) income, before income taxes	(322)	131	86	113	198	37	—	243
Income tax (benefit) expense	(41)	—	—	—	—	—	108	67
Net (loss) income	(281)	131	86	113	198	37	(108)	176
Less: net income attributable to non-controlling interest, net of tax	2	—	—		—	—	—	2
Net (loss) income attributable to DXC common stockholders	$(283)	$131	$86	$113	$198	$37	$(108)	$174

Effective Tax Rate	12.7%							27.6%

Basic EPS	$(1.00)	$0.46	$0.30	$0.40	$0.70	$0.13	$(0.38)	$0.61
Diluted EPS	$(1.00)	$0.46	$0.30	$0.39	$0.69	$0.13	$(0.38)	$0.61

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	286.61	286.61	286.61	286.61	286.61	286.61	286.61

Reconciliation of adjusted EBIT and pro forma adjusted EBIT to net income (loss) and pro forma net income (loss):

	Three Months Ended
(in millions)	June 30, 2017	Pro Forma July 1, 2016
Net income (loss)	$173	$(281)
Income tax expense (benefit)	12	(41)
Interest income	(16)	(21)
Interest expense	76	88
EBIT	245	(255)
Restructuring	190	131
Transaction and integration-related costs	124	86
Amortization of intangible assets	120	113
Pension and OPEB actuarial and settlement losses	—	198
Certain overhead costs	—	37
Adjusted EBIT	$679	$310

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2017, our cash and cash equivalents were $2.5 billion, of which $1.6 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. If additional funds held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, for certain subsidiaries, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.

Cash and cash equivalents ("cash") increased $1.3 billion during the first quarter of fiscal 2018 to $2.5 billion, primarily due to the Merger. The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	June 30, 2017	July 1, 2016	Change
Net cash provided by operating activities	$534	$50	$484
Net cash (used in) provided by investing activities	859	(549)	1,408
Net cash (used in) provided by financing activities	(168)	354	(522)
Effect of exchange rate changes on cash and cash equivalents	29	(33)	62
Net increase (decrease) in cash and cash equivalents	$1,254	$(178)	$1,432
Cash and cash equivalents at beginning-of-year	1,263	1,178
Cash and cash equivalents at the end-of-period	$2,517	$1,000

Net cash provided by operating activities during the first quarter of fiscal 2018 was $534 million. The year over year increase was due to the increase in net income of $193 million and depreciation and amortization of $194 million primarily from the Merger.

Net cash provided by investing activities during the first quarter of fiscal 2018 was primarily driven by a cash inflow due to cash acquired in the Merger of $974 million coupled with cash outflow of $423 million for fiscal 2017 acquisitions.

Net cash used in financing activities during the first quarter of fiscal 2018 was $168 million as compared to cash provided of $354 million during the first quarter of fiscal 2017. This was primarily due to cash inflows in the first quarter of fiscal 2017 that did not recur in the current period, including a draw-down of $920 million from the Company's credit facility and was partially offset by the payment of $254 million of Xchanging's acquired debt and repayment of $199 million on the Company's credit facility.

Capital Resources

See Note 18 - "Commitments and Contingencies" to the financial statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

	As of
(in millions)	June 30, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt	$1,203	$738
Long-term debt, net of current maturities	6,249	2,225
Total debt	$7,452	$2,963

The $4.5 billion increase in total debt during first quarter 2018 was attributed primarily to debt assumed in the Merger. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2017 and July 1, 2016.

For more information on our debt, see Note 10 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	June 30, 2017	March 31, 2017
Total debt	$7,452	$2,963
Cash and cash equivalents	2,517	1,263
Net debt(1)	$4,935	$1,700

Total debt	$7,452	$2,963
Equity	12,345	2,166
Total capitalization	$19,797	$5,129

Debt-to-total capitalization	37.6%	57.8%
Net debt-to-total capitalization(1)	24.9%	33.1%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization was primarily due to the Merger, which resulted in a $3.2 billion increase in net debt and a $10.2 billion increase in equity.

As of June 30, 2017, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	A-2

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity, however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. However, there can be no guarantee that we will be able to obtain debt financing on acceptable terms in the future.

During the three months ended June 30, 2017 we increased our credit facility to approximately $3.7 billion from $3.0 billion pre-Merger, and subsequent to the period covered by this report, we entered into a master accounts receivable purchase agreement with certain financial institutions that established a federal government obligor receivables purchase facility that provides $200 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. This facility offers us low cost financing and the ability to diversify our liquidity.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2017
Cash and cash equivalents	$2,517
Available borrowings under our revolving credit facility	2,992
Available borrowings under our lease credit facility	62
Total liquidity	$5,571

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 and no end date was established. During the first quarter of fiscal 2018, we repurchased 250,000 shares of our common stock at an aggregate cost of $19 million.

Dividends

During the first quarter of fiscal 2018, we announced a dividend policy targeting $0.18 per share beginning with our declaration date in June 2017 for the first quarter of fiscal 2018, and $0.72 per share for full year fiscal 2018, subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, receivables securitization facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use stand-by letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in our guarantees detail which has been updated in Note 18 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Supply Chain Finance

We are occasionally asked by our clients to participate in Supply Chain Finance ("SCF") or "reverse-factoring" programs where the client encourages us to assign and sell our receivables due from the client to a bank or banks of the client's choice. Such receivables sales are conducted under a true-sale arrangement where in exchange for assignment of the client receivables claim, we receive cash on an expedited basis. We may participate in such SCF programs based upon our assessment of financial terms, credit risk, liquidity risk, and other policy parameters. These SCF programs are an additional component of our working capital management strategy that can help us maintain diversity of liquidity sources among a variety of receivables securitization and monetization strategies. Our participation in SCF programs may increase as these forms of supply chain finance become more prevalent. The SCF programs had no material impact on our financial statements as of and for the three months ended June 30, 2017.

Contractual Obligations

DXC's contractual obligations have materially changed since April 1, 2017, as a result of the Merger. Significant increases in debt primarily included $1.8 billion in senior notes and $2.0 billion in term loans, see Note 10 - "Debt" for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2017 to June 30, 2017 as a result of the Merger. The following table summarizes our contractual obligations as of June 30, 2017:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$132	$1,456	$2,692	$1,859	$6,139
Capitalized lease liabilities	320	261	27	—	608
Operating leases	845	1,508	390	469	3,212
Purchase obligations(2)	1,754	3,899	425	444	6,522
Interest and preferred dividend payments (3)	268	338	260	403	1,269
Totals(4)	$3,319	$7,462	$3,794	$3,175	$17,750

(1) Amounts represent scheduled principal cash payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and exclude agreements that are cancelable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall. Purchase obligations assumed from HPES will reflect a significant increase as a result of newly executed contracts.
(3) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock outstanding excluding contingent dividends associated with the participation and variable appreciation premium features.
(4) We have excluded the estimated future benefit payments under our Pension and OPEB plans and the estimated liability related to unrecognized tax benefits from this table because they have not materially changed since March 31, 2017 other than as a result of the Merger. For changes due to the Merger, see Note 3 - "Acquisitions".

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors.

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements are subject to specific accounting guidance that may require significant estimates, including contracts subject to percentage-of-completion accounting or include multiple-element deliverables.

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates of completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenues using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenues recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 3% of our revenues.

The percentage-of-completion method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers, and financial professionals. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made; however, some estimates are particularly difficult for activities involving state-of-the-art technologies such as system development projects. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor, the nature and complexity of the work to be performed, results of testing procedures and progress toward completion. Management regularly reviews project profitability and the underlying estimates. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become evident.

We periodically negotiate modifications to the scope, schedule, and price of contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenues as current period contract performance.

Multiple-element arrangements

Many of our contracts require us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, when considered appropriate, how the total revenues should be allocated among the elements and the timing of revenue recognition for each element. If vendor specific objective evidence is not available, allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based third party evidence or management's best estimate of selling price for the deliverables when third party evidence ("TPE") is not available. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources such as published list prices, quoted market prices, and industry reports to estimate TPE. We establish best estimate of selling price consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total revenues have been allocated to the various contract elements, revenues for each element are recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Income Taxes

We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances accordingly. In addition, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. For example, we are currently undergoing an IRS audit for fiscal 2011 through 2013 U.S. Federal tax returns.

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings are indefinitely reinvested outside the U.S, changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions, and the tax characteristics of our income. We cannot predict what our ETR will be in the future because there is uncertainty regarding these factors.

As part of HPES acquisition accounting, we have recorded an estimated liability of $570 million for U.S. income taxes or additional non-U.S. taxes on the cumulative historical earnings of non-U.S. HPES subsidiaries and an estimated liability of $67 million for India dividend distribution tax. With regards to non-U.S. earnings indefinitely reinvested outside the United

States, we use the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our historical India operations as these earnings are permanently reinvested. If we change our intent and distribute such earnings either in the form of a dividend or a share buyback, higher dividend distribution tax or share buyback tax will be incurred as a result of additional legislation effective in May 2015 related to the India Finance Act of 2013 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $1.1 billion as of March 31, 2017 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. For example, we have favorable positions related to the research & development tax credit, bonus depreciation, and the look-through rules related to Subpart F income that has historically been subject to annual extension, resulting in uncertainty in estimating future income tax results. In 2015, Congress enacted the Protecting Americans from Tax Hikes Act, which made several of these provisions permanent, or extended them for multiple years, which improved our ability to forecast income tax in future years.

The Finance Act of 2012 (the "2012 Finance Act") was signed into law in India on May 28, 2012. The 2012 Finance Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The 2012 Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized and challenged in the Indian courts; however, there is no assurance that such a challenge will be successful. We have engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations involving Indian companies. The Indian tax authorities may seek to apply the provisions of the 2012 Finance Act to these prior transactions and seek to tax us directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. We believe that the 2012 Finance Act does not apply to these prior acquisitions and that we have strong defenses against any claims that might be raised by the Indian tax authorities.

The U.K. Finance Act 2017 (the "U.K. Finance Act") proposed in December 2016 will impose restrictions on the utilization of prior period losses against current period profits, limitations on interest deductions and changes to anti-hybrid rules, and expand the scope of withholding taxes to certain intangible assets. As the detail of the legislation has yet to be finalized or enacted, it is difficult at this stage to determine the impact of the U.K. Finance Act on our future financial results in the United Kingdom. When fully enacted, the provisions of the U.K. Finance Act are expected to take effect from April 1, 2017.

Business Combinations

We account for the acquisition of a business using the acquisition method of accounting, which requires us to estimate the fair values of the assets acquired and liabilities assumed. This includes acquired intangible assets such as customer-related intangibles, the liabilities assumed, and contingent consideration, if any. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by us, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our financial results. Adjustments to the fair value of contingent consideration are recorded in earnings. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

Defined Benefit Plans

The computation of our pension and other post-retirement benefit costs and obligations is dependent on various assumptions. Inherent in the application of the actuarial methods are key assumptions, including discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Our management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on observable inputs for similar assets or on significant unobservable inputs if not available. Two of the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate.

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan, judgments regarding the correlation between historical excess returns and future excess returns, and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period.

Valuation of Assets

We review long-lived assets, intangible assets, and goodwill for impairment in accordance with our accounting policy disclosed in Note 1 of CSC's Annual Report on Form10-K for the period ending March 31, 2017. Assessing the fair value of assets involves significant estimates and assumptions including estimation of future cash flows, the timing of such cash flows, and discount rates reflecting the risk inherent in projecting future cash flows. The valuation of long-lived and intangible assets involves management estimates about future values and remaining useful lives of assets, particularly purchased intangible assets. These estimates are subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and forecasts.

Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities, and goodwill to reporting units and determination of the fair value of each reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions include a significant change in the business climate, established business plans, operating performance indicators or competition which could materially affect the determination of fair value for each reporting unit.

We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. The discount rate used in an income approach is based on our weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to a reporting unit's ability to execute on the projected future cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational company, we are exposed to certain market risks such as changes in interest rates and foreign currency exchange rates. Changes in benchmark interest rates can impact Interest expense associated with our floating interest rate debt and the fair value of our fixed interest rate debt, whereas changes in foreign currency exchange rates can impact our foreign currency denominated monetary assets and liabilities and forecasted transactions in foreign currency. A variety of practices are employed to manage these risks, including operating and financing activities and the use of derivative instruments. We do not use derivatives tor trading or speculative purposes.

Presented below is a description of our risks together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates. In order to determine the impact of changes in interest rates on our future results of operations and cash flows, we calculated the increase or decrease in the index underlying these rates. We estimate the fair value of our long-term debt primarily using an expected present value technique using interest rates offered to us for instruments with similar terms and remaining maturities. The foreign currency model incorporates the impact of diversification from holding multiple currencies and the correlation of revenues, costs, and any related short-term contract financing in the same currency. These analyses reflect management's view of changes which are reasonably possible to occur over a one-year period. Our market risk exposures relative to interest rates and currency rates, as discussed below, have not changed materially as compared to prior fiscal year due to the Merger.

Interest Rate Risk

As of June 30, 2017, we had outstanding debt with varying maturities for an aggregate carrying amount of $7.5 billion, of which $4.4 billion was floating rate debt. Most of our variable interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our Interest expense. Pursuant to our interest rate and risk management strategy we had a series of interest rate swap agreements with a total notional amount of $615 million. These instruments hedged the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted $615 million of our floating interest rate debt into fixed interest rate debt. As of June 30, 2017, an assumed 10% unfavorable change in interest rates would not be material to our condensed consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have had a material impact on our financial statements as we do not record our debt at fair value.

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into certain contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs, and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during the three months ended June 30, 2017 and July 1, 2016 due primarily to the volatility of the British pound in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within Other (income) expense, net in the condensed consolidated statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in Accumulated other comprehensive income, net of taxes in the condensed consolidated statements of comprehensive income and subsequently classified into Net income in the period during which the hedged transactions are recognized in Net income. During the three months ended June 30, 2017, approximately 57% of our revenues were generated outside of the United States. For three months ended June 30, 2017, an unfavorable 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6%, or $334 million. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our Income before income taxes. As such, in the view of management, the resulting impact would not be material to our condensed consolidated results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report to ensure that information required to be disclosed by us in the SEC reports (i) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that DXC's disclosure controls and procedures were effective as of the end of the period covered by this report and that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, we implemented a new consolidation and reporting system which consolidates the results of all our subsidiaries including the entities acquired in the Merger. We have modified, and will continue to monitor and adjust, our internal controls relating to our consolidation and reporting processes throughout the system implementation, which is expected to progress through the end of the second quarter of fiscal 2018. While our management believes that this new system and the related changes to internal controls will ultimately strengthen our internal controls over financial reporting, there are inherent risks in implementing any new software system and we will continue to evaluate and test control changes in order to certify in Management's Annual Report on Internal Control over Financial Reporting as of our fiscal year ending March 31, 2018 on the effectiveness, in all material respects, of our internal controls over financial reporting.

On April 1, 2017, CSC completed its previously announced merger with HPES. A wholly owned subsidiary of DXC merged with and into CSC with CSC surviving as a wholly owned subsidiary of DXC, see Note 3 - "Acquisitions" for further information. Following the completion of the Merger, DXC became a separate publicly traded company.  As part of our ongoing integration activities, we continue to evaluate our internal controls and procedures to the acquired business and to adjust and augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Any of the following risks could materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. The risks described below are not the only risks that DXC currently faces. Additional risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Unless the context otherwise requires, as used in this section "Risk Factors," "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

Risks Related to Our Business

Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, if we are unable to integrate acquisitions and implement strategic partnerships or achieve anticipated revenue improvements and cost reductions, our profitability may be materially and adversely affected.

We may fail to complete strategic transactions. Closing strategic transactions is subject to uncertainties and risks, including the risk that we will be unable to satisfy conditions to closing such as regulatory and financing conditions and the absence of material adverse changes to our business. In addition, our inability to successfully integrate the operations we acquire and leverage these operations to generate substantial cost savings as well as our inability to avoid revenue erosion and earnings decline could have a material adverse effect on our results of operations, cash flows and financial position.

In order to achieve successful acquisitions, we will need to:

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources, and other administrative systems, of acquired businesses with existing operations and systems;

•	maintain third-party relationships previously established by acquired companies;

•	attract and retain senior management and other key personnel at acquired businesses; and

•	successfully manage new business lines, as well as acquisition-related workload.

We may not be successful in meeting these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could require dilutive issuances of equity securities and/or the assumption of contingent liabilities. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

We have also entered into and intend to identify and enter into additional strategic partnerships with other industry participants that will allow us to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete these partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise prove disadvantageous to our business, our investments in these partnerships and our anticipated business expansion could be adversely affected.

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop service offerings that meet current and prospective customers' needs, are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up-to-date solutions utilizing new technologies that meet evolving customer needs in cloud, information technology outsourcing, consulting, industry software and solutions, and application services markets will impact our future revenue growth and earnings.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations including (1) a highly competitive labor market for skilled workers, which may result in significant increases in labor costs as well as shortages of qualified workers in the future and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, including military activity or civil hostilities, terrorist activities, natural disasters or other conditions could adversely affect our operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and similar anti-bribery laws in other jurisdictions. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents, and others to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our omissions, or due to the acts or omissions of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

Security breaches, cyber-attacks or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

As a provider of IT services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of data for our clients, including sensitive and personally identifiable information. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers and employees. Security breaches, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, could expose us to risk of loss of this information, regulatory scrutiny, actions, and penalties, extensive contractual liability litigation, reputational harm, and a loss of customer confidence, which could potentially have an adverse impact on future business with current and potential customers.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs, and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers, which may impede our sales, manufacturing, distribution or other critical functions.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations. We are required to expend capital and other resources to protect against attempted security breaches or cyber-attacks or to alleviate problems caused by successful breaches or attacks. Our security measures are designed to identify and protect against security breaches and cyber-attacks and no threat incident identified to date has resulted in a material adverse effect on us or our customers. However, our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability and reputational damage and have a material adverse effect on our business.

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations. In response, some of our customers have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation, and results of operations.

Portions of our infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation, and adversely affect our stock price.

Our ability to raise additional capital for future needs may impact our ability to compete.

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Any downgrades could negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

During March 2017, immediately preceding the completion of the Merger, all three major credit rating agencies took ratings action giving effect to the pending HPES Merger. Moody’s affirmed Baa2 long-term rating with a “Stable” outlook and affirmed the P-2 short-term rating of European Commercial Paper program. Fitch Ratings upgraded DXC to a BBB+ long-term rating with a “Stable” outlook and affirmed the short-term rating at F-2. Standard & Poor’s affirmed our BBB long-term rating and removed DXC from Credit Watch with a “Negative” outlook and affirmed the short-term rating at A-2.

We have a substantial amount of indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness totaling approximately $7.5 billion as of June 30, 2017 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness may, among other things:
•require the use of a substantial portion of our cash flow from operations to make debt service payments;
•limit the ability to obtain additional financing for working capital, capital expenditures, investments, acquisitions or other general business purposes;
•cause events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could require us to negotiate a waiver or could cause us to incur additional fees and expenses;
•subject us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness and could cause our debt service obligations to increase significantly;
•increase the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing; and
•place us at a competitive disadvantage compared to less leveraged competitors.

Our primary markets are highly competitive. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure play” companies that have a single product focus. This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current operating margins, or achieve favorable operating margins, for technology outsourcing contracts extended or renewed in the future. If we fail to effectively reduce our cost structure during periods with declining margins, our results of operations may be adversely affected.

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology, innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support, and security. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed. We have a large portfolio of services and we need to allocate financial, personnel and other resources across all services while competing with companies that have smaller portfolios or specialize in one or more of our service lines. As a result, we may invest less in certain business areas than our competitors do, and competitors may have greater financial, technical, and marketing resources available to them compared to the resources allocated to our services. Industry consolidation may also affect competition by creating larger, more homogeneous, and potentially stronger competitors in the markets in which we operate. Additionally, competitors may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

Companies with whom we have alliances in certain areas may be or become competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business, and results of operations could be adversely affected.

We face aggressive price competition and may have to lower prices to stay competitive, while simultaneously seeking to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, or more favorable contractual terms and conditions, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations, and financial condition may be adversely affected by these and other industry-wide pricing pressures.

The terms of the Separation and Distribution Agreement in connection with the HPES business separation included non-competition provisions pursuant to which DXC and HPE generally agreed not to compete in certain product and service categories for two years. In addition, HPE is party to a Separation and Distribution Agreement with HP that restricts HPE and the HPES business from engaging in certain activities that compete with HP until October 31, 2018. The foregoing restrictions may limit our ability to engage in certain activities, may potentially lead to disputes and may materially and adversely affect our business, financial condition and results of operations.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the expected cost to provide the services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenues and profitability.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. The markets we serve are highly competitive and competition for skilled employees in the technology outsourcing, consulting, and systems integration and enterprise services markets is intense for both onshore and offshore locales. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We also must manage leadership development and succession planning throughout our business. The loss of our key personnel, coupled with an inability to adequately develop and train personnel and assimilate key new hires or promoted employees could have a material adverse effect on relationships with third parties, our financial condition and results of operations.

In addition, due to the Merger, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than expected due to difficulties encountered in the integration process it may adversely impact our ability to realize the anticipated benefits of the Merger.

If we do not hire, train, motivate, and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our clients, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability, and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain enough employees with the skills or backgrounds needed to meet current demand, we may need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than necessary with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates, by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. Approximately 57% of revenues earned during fiscal 2018 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues in the future. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

We may use forward contracts and options designated as cash flow hedges to protect against currency exchange rate risks. The effectiveness of these hedges will depend on our ability to accurately forecast future cash flows, which may be particularly difficult during periods of uncertain demand and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire, and not be renewed or may not offset the adverse financial impact resulting from currency variations. Losses associated with hedging activities may also impact our revenues and, to a lesser extent, our cost of sales and financial condition.

In June 2016, the United Kingdom held a referendum in which British citizens voted to exit from the European Union, commonly referred to as “Brexit.” In March 2017, the U.K. government initiated a process to withdraw from the European Union and began negotiating the terms of its separation. Current uncertainty over the negotiations between the United Kingdom and the European Union may adversely affect our operations and financial results. Risks we associate with Brexit include, for example, that Brexit could potentially result in restrictions on the movement of capital and the mobility of personnel between the remaining 27 European Union states and the United Kingdom, in addition to volatility in currency exchange rates. Brexit also creates uncertainty in areas currently regulated by EU law, such as cross border data transfers. Brexit is also expected to lead to short- and medium-term uncertainty in future trade arrangements between U.K.-based operations and the various EU markets that they serve.

Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country’s or region’s economic or geopolitical and security conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflict, civil unrest, crime, political instability, human rights concerns, and terrorist activity;

•
natural or man-made disasters, industrial accidents, public health issues, cybersecurity incidents, interruptions of service from utilities, transportation or telecommunications providers, or other catastrophic events;

•	longer collection cycles and financial instability among customers;

•
trade regulations and procedures and actions affecting production, pricing, and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

•	local labor conditions and regulations;

•	managing our geographically dispersed workforce;

•	changes in the international, national, or local regulatory and legal environments;

•	differing technology standards or customer requirements;

•	difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner; and

•	changes in tax laws.

Our business operations are subject to various and changing federal, state, local, and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.

We operate in 70 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry-specific insurance processing in the United Kingdom, which is regulated by authorities in the United Kingdom and elsewhere, such as the U.K.’s Financial Conduct Authority and Her Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk. For example, in February 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. Our related internal investigation is continuing, and we have undertaken to cooperate with and provide a full report of our findings to OFAC when completed. Our retail investment account management business in Germany is another example of a regulated business, which must maintain a banking license, is regulated by the German Federal Financial Supervisory Authority and the European Central Bank, and must comply with German banking laws and regulations.

In addition, businesses in the countries in which we operate are subject to local, legal, and political environments and regulations including with respect to employment, tax, statutory supervision and reporting, and trade restriction. These regulations and environments are also subject to change.

Adjusting business operations to changing environments and regulations may be costly and could potentially render the particular business operations uneconomical, which may adversely affect our profitability or lead to a change in the business operations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate at all times and may be subject to sanctions, penalties, or fines as a result. These sanctions, penalties, or fines may materially and adversely impact our profitability.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

Our Board of Directors has approved several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows. For more information about our restructuring plans, see Note 11 - "Restructuring Costs" to the financial statements.

In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us or our customers. Our contracts generally indemnify our clients from claims for intellectual property infringement for the services and equipment we provide under the applicable contracts. We also indemnify certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of software products and services and certain other matters. Some of the applicable indemnification arrangements may not be subject to maximum loss clauses. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity resulting from infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

We may be exposed to negative publicity and other potential risks if we are unable to achieve and maintain effective internal controls over financial reporting.

We are required under the Sarbanes-Oxley Act of 2002 to include a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must report on the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. In connection with the Merger, and as we continue to grow our business, our internal controls continue to become more complex and require more resources.

Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.

Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock.

We could suffer additional losses due to asset impairment charges.

We acquired a substantial quantity of goodwill and other intangibles as a result of the Merger, increasing our exposure to this risk. We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required.

We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. Either of these impairments could materially affect our reported net earnings.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 18 - "Commitments and Contingencies" to the financial statements, we are currently party to a number of disputes that involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities that may have a material and adverse impact on our liquidity and earnings.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, we could be unable to refinance our outstanding indebtedness on reasonable terms or at all. Such a disruption could also pose a risk to our business if customers or suppliers are unable to obtain financing to meet payment or delivery obligations to us. In addition, customers may decide to downsize, defer or cancel contracts, which could negatively affect our revenues.

Further, we have $4.4 billion of floating rate debt, of which a portion has been swapped to fixed rate debt, as of June 30, 2017. A one percentage point increase in the average interest rate of this debt would increase our Interest expense by approximately less than a million per year. Accordingly, a spike in interest rates would adversely affect our results of operations and cash flows.

Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options and interest rate swaps with a number of counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

We derive significant revenues and profit from contracts awarded through competitive bidding processes, which can impose substantial costs on us and we may not achieve revenue and profit objectives if we fail to bid on these projects effectively.

We derive significant revenues and profit from government contracts that are awarded through competitive bidding processes. We expect that most of the non-U.S. government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding is expensive and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding;

•	the requirement to resubmit bids protested by our competitors and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

If our customers experience financial difficulties, we may not be able to collect our receivables which would materially and adversely affect our profitability.

Over the course of a long-term contract, a customer's financial condition may decline and lower its ability to pay its obligations. This would cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

Our business and financial performance could suffer if we do not manage properly the risks associated with the HPES business combination.

The HPES business relies on its ability to retain significant services clients and maintain or increase the level of revenues from these clients. Before the Merger, HPES was in the process of addressing challenges relating to the market shift to cloud-related IT infrastructure, software, and services. HPES was experiencing commoditization in the IT infrastructure services business market that is placing pressure on traditional information technology outsourcing pricing and cost structures. There is also an industrywide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, our integration of HPES must continue executing on the HPES multiyear turnaround plan, which includes a cost reduction initiative to align its costs with its revenue trajectory, a focus on new logo wins and strategic enterprise services, and initiatives to improve execution in sales performance and accountability, contracting practices and pricing. If we do not succeed in these efforts, or if these efforts are more costly or time consuming than expected, the HPES business and results of operations may be adversely affected.

Some IT service agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve the construction of new IT systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development, construction, and deployment phases. Any failure to perform satisfactorily under these agreements may expose us to legal liability, result in the loss of customers or harm our reputation, which could harm the financial performance of our IT services business.

Some IT outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment, and normalization factors. Generally, if the benchmarking study shows that the pricing differs from the peer group outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our services business.

Failure to comply with customer contracts or government contracting regulations or requirements could adversely affect our business and results of operations.

Contracts with customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial, and local governmental customers are generally subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance, including the maintenance of necessary security clearances. Contracts with U.S. government agencies are also subject to audits and investigations, which may include a review of performance on contracts, pricing practices, cost structure, and compliance with applicable laws and regulations.

Any failure on our part to comply with the specific provisions in customer contracts or any violation of government contracting regulations or other requirements could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, and, in the case of government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, we may be subject to qui tam litigation brought by private individuals on behalf of the government relating to government contracts, which could include claims for treble damages. Further, any negative publicity with respect to customer contracts or any related proceedings, regardless of accuracy, may damage our business by harming our ability to compete for new contracts.

Contracts with the U.S. federal government and related agencies are also subject to issues with respect to federal budgetary and spending limits or matters. Any changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

If our customer contracts are terminated, if we are suspended or disbarred from government work, or our ability to compete for new contracts is adversely affected, our financial performance could suffer.

Risks Related to the Merger

We may not realize the anticipated benefits from the Merger.

There can be no assurance that we will be able to realize the intended benefits of the Merger or that we will perform as anticipated. Specifically, the Merger could cause disruptions in the combined company's business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products or renew contracts or to end their relationships. Similarly, it is possible that current or prospective employees could experience uncertainty about their future roles, which could harm our ability to attract and retain key personnel.

As previously disclosed, we expect that the Merger will produce first-year synergies of approximately $1.0 billion, with a run rate of $1.5 billion by the end of year-one. The anticipated $1.0 billion of post-closing synergies and $1.5 billion run rate at the end of year-one were each calculated by estimating the expected value of harmonizing policies and benefits between CSC and HPES and supply chain and procurement benefits from expected economies of scale such as volume discounts, as well as cost synergies expected from workforce optimization such as elimination of duplicative roles and other duplicative general, administrative, and overhead costs. Our success in realizing cost and revenues synergies, growth opportunities, and other financial and operating benefits as a result of the Merger, and the timing of this realization, depends on the successful integration of our business operations. Even if we successfully integrate, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating CSC and HPES or in required capital expenditures related to the business combination with HPES. In addition, the quantification of synergies expected to result from the Merger is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. The amount of synergies actually realized, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies, regardless of whether the two business operations are combined successfully. If the integration is unsuccessful or if we are unable to realize the anticipated synergies and other benefits of the Merger, there could be a material adverse effect on our business, financial condition and results of operations.

Our results may be negatively affected if we are unable to adequately replace or provide resources formerly provided by HPE, or replace them at the same or lower cost.

HPES has historically received benefits and services from HPE. While HPE agreed to provide certain transition services to us for a period following the Merger, it cannot be assured that we will be able to adequately replace or provide resources formerly provided by HPE, or replace them at the same or lower cost. If we are not able to replace the resources provided by HPE or are unable to replace them without incurring significant additional costs or are delayed in replacing the resources provided by HPE, or if the potential customers or other partners of the HPES business do not view our business relationships as equivalent to HPE’s, our results of operations may be harmed.

In connection with the HPES business separation and Merger, HPE and Everett and, in some cases, CSC, entered into several agreements that govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement, and a Real Estate Matters Agreement. Changes in the strategic direction of HPE, or any successor of HPE, could, over time, impact the positioning and offerings of HPE’s brands and programs, including those being made available to us.

The integration following the Merger may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating HPES and CSC. These difficulties include:

•	integration activities while carrying on ongoing operations;

•	the challenge of integrating the business cultures of HPES and CSC;

•	the challenge and cost of integrating certain IT systems and other systems; and

•	the potential difficulty in retaining key officers and other personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of senior management may be required to devote considerable amounts of time to this integration process, which would decrease the time they have to manage our business, service existing businesses, and develop new services or strategies. In addition, certain existing contractual restrictions limit the ability to engage in certain integration activities for varying periods after the Merger. There is no assurance we will be able to manage this integration to the extent or in the time horizon anticipated, particularly given the larger scale of the HPES business in comparison to CSC's business. If senior management is not able to timely and effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The delay or inability to achieve anticipated integration goals could have a material adverse effect on our business, financial condition, and results of operations after the Merger.

The unaudited pro forma condensed combined financial information of CSC and HPES is not intended to reflect what actual results of operations would have been had CSC and HPES been a combined company for the periods presented, and therefore these results may not be indicative of DXC's future operating performance.

The unaudited pro forma condensed combined financial information presented in this document is for illustrative purposes only and is based in part on certain assumptions regarding the Merger that management believes are reasonable.

The business combination involving CSC and HPES was a reverse merger acquisition, with HPES deemed the legal acquirer in this combination and CSC deemed the acquirer for accounting purposes under U.S. GAAP. This Quarterly Report on Form 10-Q includes a preliminary purchase price allocation after considering the fair value of the assets and liabilities of HPES. The final purchase price allocation may be different than that reflected in the pro forma purchase price allocation presented herein, and this difference may be material.

The unaudited pro forma condensed combined financial information does not reflect the costs of any integration activities or transaction related costs or incremental capital spend that management believes are necessary to realize the anticipated synergies from the Merger. Accordingly, the pro forma financial information included in this document does not reflect what DXC’s results of operations or operating condition would have been had CSC and HPES been a consolidated entity during all periods presented, or what DXC’s results of operations and financial condition will be in the future.

We could have an indemnification obligation to HPE if the stock distribution in connection with the HPES business separation (the "Distribution") were determined not to qualify for tax-free treatment, which could materially adversely affect our financial condition.

If, due to any of our representations being untrue or our covenants being breached, the Distribution were determined not to qualify for tax-free treatment under Section 355 of the Code, HPE would generally be subject to tax as if it sold the Everett SpinCo, Inc. ("Everett") common stock in a taxable transaction, which could result in a material tax liability. In addition, each HPE stockholder who received Everett common stock in the Distribution would generally be treated as receiving a taxable Distribution in an amount equal to the fair market value of the Everett common stock received by the stockholder in the Distribution.

In addition, the Distribution would be taxable to HPE (but not to HPE stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of HPE or us, directly or indirectly (including through acquisitions of our stock after the Merger), as part of a plan or series of related transactions that includes the Distribution. In addition, Section 355(e) of the Code generally creates a presumption that any direct or indirect acquisition of stock of HPE or us within two years before or after the Distribution is part of a plan that includes the Distribution, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. If the IRS were to determine that direct or indirect acquisitions of stock of HPE or us, either before or after the Distribution, were part of a plan that includes the Distribution, such determination could cause Section 355(e) of the Code to apply to the Distribution, which could result in a material tax liability.

Under the Tax Matters Agreement, we were required to indemnify HPE against taxes resulting from the Distribution or certain aspects of the Separation arising as a result of an Everett Tainting Act (as defined in the Tax Matters Agreement). If we were required to indemnify HPE for taxes resulting from the Distribution or the Separation, that indemnification obligation would likely be substantial and could materially adversely affect our financial condition.

To address compliance with Section 355(e) of the Code, in the Tax Matters Agreement, we agreed to certain restrictions that may limit our ability to pursue certain strategic transactions or engage in other transactions, including stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions for a period of time following the Merger. As a result, we may determine to forgo certain transactions that otherwise could be advantageous.

If the Merger does not qualify as a reorganization under Section 368(a) of the Code, CSC's former stockholders may incur significant tax liabilities.

The completion of the Merger was conditioned upon the receipt by HPE and CSC of opinions of counsel to the effect that, for U.S. federal income tax purposes, the Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Code (the "Merger Tax Opinions"). The parties did not seek a ruling from the IRS regarding such qualification. The Merger Tax Opinions were based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by HPE, HPES, and CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the Merger Tax Opinions are based are materially different from the actual facts that existed at the time of the Merger, the conclusions reached in the Merger Tax Opinions could be adversely affected and the Merger may not qualify for tax-free treatment. Opinions of counsel are not binding on the IRS or the courts. No assurance can be given that the IRS will not challenge the conclusions set forth in the Merger Tax Opinions or that a court would not sustain such a challenge. If the Merger were determined to be taxable, previous holders of CSC common stock would be considered to have made a taxable disposition of their shares to HPES, and such stockholders would generally recognize taxable gain or loss on their receipt of HPES common stock in the Merger.

We assumed certain material pension benefit obligations in connection with the HPES business separation and Merger. These liabilities and the related future funding obligations could restrict our cash available for operations, capital expenditures and other requirements, and may materially adversely affect our financial condition and liquidity.

Pursuant to the Employee Matters Agreement entered into in connection with the HPES business separation and Merger, while HPE retained all U.S. defined benefit pension plan liabilities, Everett retained all liabilities relating to the International Retirement Guarantee (“IRG”) programs for all Everett Group employees. The IRG is a non-qualified retirement plan for employees who transfer internationally at the request of the HPE Group. The IRG determines the country of guarantee, which is generally the country in which an employee has spent the longest portion of his or her career with the HPE Group, and the present value of a full career benefit for the employee under the HPE defined benefit pension plan and social security or social insurance system in the country of guarantee. The IRG then offsets the present value of the retirement benefits from plans and social insurance systems in the countries in which the employee earned retirement benefits for his or her total period of HPE Group employment. The net benefit value is payable as a single sum as soon as practicable after termination or retirement. This liability could restrict cash available for our operations, capital expenditures and other requirements, and may materially affect our financial condition and liquidity.

In addition, pursuant to the Employee Matters Agreement, DXC assumed certain accrued defined benefit pension liabilities in a number of non-U.S. countries (including the United Kingdom, Germany and Switzerland). Unless otherwise agreed or required by local law, where a defined benefit pension plan was maintained solely by a member of the Everett Group, Everett assumed all assets and liabilities arising out of those non-U.S. defined benefit pension plans, and where a defined benefit pension plan was not maintained solely by a member of the Everett Group, Everett assumed all assets and liabilities for those eligible Everett Group employees in connection with the Merger. These liabilities and the related future payment obligations could restrict cash available for our operations, capital expenditures and other requirements, and may materially affect our financial condition and liquidity.

Risk Relating to the Separation (defined below)

The Separation could result in significant tax liabilities to CSC and CSC stockholders that received CSRA Inc. stock in the Separation.

In connection with the spin-off by CSC of its U.S. public sector business, National Public Sector ("NPS") on November 27, 2015 (the "Separation"), CSC received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Separation qualified as a tax-free transaction to CSC and holders of CSC common stock under Section 355 and related provisions of the Internal Revenue Code (the "Code"). If, notwithstanding the conclusions expressed in that opinion, the Separation were determined to be taxable, CSC and CSC stockholders that received CSRA stock in the Separation could incur significant tax liabilities.

Under Section 355(e) of the Code, the Separation would generally be taxable to CSC (but not to CSC stockholders) if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of CSC, directly or indirectly (including through acquisition of our stock after the completion of the Merger), as part of a plan or series of related transactions that includes the Separation. In general, an acquisition will be presumed to be part of a plan with the Separation if the acquisition occurs within two years before or after the Separation. This presumption may, however, be rebutted based upon an analysis of the facts and circumstances related to the Separation and the particular acquisition in question.

The completion of the Merger was conditioned upon the receipt by CSC of an opinion of counsel to the effect that the Merger should not cause Section 355(e) of the Code to apply to the Separation or otherwise affect the qualification of the Separation as a tax-free distribution under Section 355 of the Code (the “Separation Tax Opinion”). The Separation Tax Opinion was based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the Separation Tax Opinion is based are materially different from the actual facts that existed at the time of the Merger, the conclusions reached in the Separation Tax Opinion could be adversely affected and the Separation may not qualify for tax-free treatment. No assurance can be given that the IRS will not challenge the conclusions set forth in the Separation Tax Opinion or that a court would not sustain such a challenge. Further, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions, mergers, consolidations, and other strategic transactions, for some period of time following the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2017 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	—	—	$2,000,000,000
May 1, 2017 to May 31, 2017	—	—	—	$2,000,000,000
June 1, 2017 to June 30, 2017	250,000	$77.39	250,000	$1,980,652,568

On April 3, 2017, DXC announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2	Bylaws of DXC Technology Company, effective April 1, 2017 (incorporated by reference to Exhibit 3.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))
4.1
Base Indenture, dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Computer Sciences Corporation's Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.2
First Supplemental Indenture, dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.3
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Everett SpinCo, Inc.'s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.4
First Supplemental Indenture, dated March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Everett SpinCo Inc.'s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.5
Form of Second Supplemental Indenture between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form S-4 (filed June 1, 2017) (file no. 333-218394))

4.6
Form of Third Supplemental Indenture between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to DXC Technology Company's Form S-4 (filed June 1, 2017) (file no. 333-218395))

4.7
Form of Computer Sciences Corporation's 4.45% Senior Notes due 2022 (incorporated by reference to Exhibit 4.4 to Computer Sciences Corporation's Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.8
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included as part of Exhibit 4.5) (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form S-4 (filed June 1, 2017) (file no. 333-218394))

10.1*
Enterprise Services Executive Deferred Compensation Plan, effective April 1, 2017 (incorporated by reference to Exhibit 4.3 to DXC Technology Company's Form S-8 (filed March 31, 2017) (file no. 333-217054))

10.2*
DXC Technology Company Deferred Compensation Plan and Summary Plan Description, effective as of April 1, 2017 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form S-8 (filed March 31, 2017) (file no. 333-217054)

10.3*
Amendment to the Enterprise Services Executive Deferred Compensation Plan, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.10 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.4*
DXC Technology Company Severance Plan for Senior Management and Key Employees, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.11 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.5*	Amendment to CEO Employment Agreement, effective as of April 3, 2017 (incorporated by reference to Exhibit 10.12 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.6*
Form of Director and Officer Indemnification Agreement of DXC Technology Company, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.16 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.7*	DXC Technology Company 2017 Omnibus Incentive Plan Supplemental Performance Based Restricted Stock Unit Award Agreement, dated June 15, 2017, between DXC Technology Company and J. Michael Lawrie
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	August 9, 2017	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer