Form 10-Q
period 2017-09-30
DXC Technology Co
filed 2017-11-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No.: 001-38033

DXC TECHNOLOGY COMPANY
(Exact name of Registrant as specified in its charter)

Nevada	61-1800317
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 245-9675

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

285,268,745 shares of common stock, par value $0.01 per share, were outstanding as of October 23, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2017 and September 30, 2016 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2017 and September 30, 2016 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2017 and September 30, 2016 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Six Months Ended September 30, 2017 and September 30, 2016 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	7
Note 2–Recent Accounting Pronouncements	8
Note 3–Acquisitions	9
Note 4–Earnings Per Share	17
Note 5–Sale of Receivables	17
Note 6–Fair Value	19
Note 7–Derivative Instruments	20
Note 8–Intangible Assets	23
Note 9–Goodwill	24
Note 10–Debt	25
Note 11–Restructuring Costs	26
Note 12–Pension and Other Benefit Plans	28
Note 13–Income Taxes	30
Note 14–Stockholders' Equity	31
Note 15–Stock Incentive Plans	32
Note 16–Cash Flows	35
Note 17–Segment Information	36
Note 18–Commitments and Contingencies	38
Note 19–Subsequent Events	43

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$6,163	$1,871	$12,076	$3,801

Costs of services (excludes depreciation and amortization and restructuring costs)	4,312	1,363	9,100	2,784
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	672	293	1,082	598
Depreciation and amortization	537	167	898	333
Restructuring costs	192	25	382	82
Interest expense	78	29	154	54
Interest income	(16)	(8)	(32)	(18)
Other expense (income), net	1	3	(80)	5
Total costs and expenses	5,776	1,872	11,504	3,838

Income (loss) before income taxes	387	(1)	572	(37)
Income tax expense (benefit)	122	(22)	134	(38)
Net income	265	21	438	1
Less: net income attributable to non-controlling interest, net of tax	9	6	23	7
Net income (loss) attributable to DXC common stockholders	$256	$15	$415	$(6)

Income (loss) per common share:
Basic	$0.90	$0.11	$1.46	$(0.04)
Diluted	$0.88	$0.10	$1.43	$(0.04)

Cash dividend per common share	$0.18	$0.14	$0.36	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income	$265	$21	$438	$1
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(45)	44	109	(6)
Cash flow hedges adjustments (2)	(2)	14	(5)	9
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(3)	(4)	(7)	(7)
Pension and other post-retirement benefit plans, net of tax	(3)	(4)	(7)	(7)
Other comprehensive (loss) income, net of taxes	(50)	54	97	(4)
Comprehensive income (loss)	215	75	535	(3)
Less: comprehensive income attributable to non-controlling interest	36	6	28	7
Comprehensive income (loss) attributable to DXC common stockholders	$179	$69	$507	$(10)

(1)
Tax expense related to foreign currency translation adjustments was $5 and $2 respectively, for the three and six months ended September 30, 2017, and $0 and $1 for the three and six months ended September 30, 2016, respectively.

(2)	Tax benefit related to cash flow hedge adjustments was $3 and $3, respectively, for the three and six months ended September 30, 2017.

(3)
Tax benefit related to amortization of prior service costs was $2 and $2, respectively, for the three and six months ended September 30, 2017, and $1 and $3 for the three and six months ended September 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2017	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,671	$1,263
Receivables, net of allowance for doubtful accounts of $27 and $26	5,676	1,643
Prepaid expenses	610	223
Other current assets	483	118
Total current assets	9,440	3,247

Intangible assets, net of accumulated amortization of $2,731 and $2,293	8,004	1,794
Goodwill	9,158	1,855
Deferred income taxes, net	386	381
Property and equipment, net of accumulated depreciation of $3,497 and $2,816	3,745	903
Other assets	2,443	483
Total Assets	$33,176	$8,663

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	2,200	738
Accounts payable	1,666	410
Accrued payroll and related costs	825	248
Accrued expenses and other current liabilities	3,235	998
Deferred revenue and advance contract payments	1,325	518
Income taxes payable	186	38
Total current liabilities	9,437	2,950

Long-term debt, net of current maturities	6,325	2,225
Non-current deferred revenue	806	286
Non-current income tax liabilities and deferred tax liabilities	2,117	423
Other long-term liabilities	1,984	613
Total Liabilities	20,669	6,497

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 1,000,000 shares, none issued as of September 30, 2017 and March 31, 2017	—	—
Common stock, par value $.01 per share, authorized 750,000,000 shares, issued 285,942,540 as of September 30, 2017 and 141,298,797 as of March 31, 2017	3	1
Additional paid-in capital	12,158	2,219
Retained earnings (accumulated deficit)	110	(170)
Accumulated other comprehensive loss	(70)	(162)
Treasury stock, at cost, 762,677 and 0 shares as of September 30, 2017 and March 31, 2017	(61)	—
Total DXC stockholders’ equity	12,140	1,888
Non-controlling interest in subsidiaries	367	278
Total Equity	12,507	2,166
Total Liabilities and Equity	$33,176	$8,663

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$438	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	904	339
Share-based compensation	58	35
Unrealized foreign currency exchange losses	4	90
Other non-cash charges, net	15	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	78	64
Increase (decrease) in liabilities	46	(287)
Net cash provided by operating activities	1,543	242

Cash flows from investing activities:
Purchases of property and equipment	(123)	(143)
Payments for outsourcing contract costs	(176)	(49)
Software purchased and developed	(86)	(78)
Cash acquired through Merger	974	—
Payments for acquisitions, net of cash acquired	(152)	(434)
Proceeds from sale of assets	20	9
Other investing activities, net	(20)	(26)
Net cash provided by (used in) investing activities	437	(721)

Cash flows from financing activities:
Borrowings of commercial paper	1,182	1,163
Repayments of commercial paper	(1,067)	(1,058)
Borrowings under lines of credit	—	920
Repayment of borrowings under lines of credit	(335)	(529)
Borrowings on long-term debt, net of discount	615	107
Principal payments on long-term debt	(1,552)	(188)
Proceeds from bond issuance	647	—
Proceeds from stock options and other common stock transactions	92	42
Taxes paid related to net share settlements of share-based compensation awards	(66)	(12)
Repurchase of common stock	(66)	—
Dividend payments	(72)	(39)
Other financing activities, net	1	(30)
Net cash (used in) provided by financing activities	(621)	376
Effect of exchange rate changes on cash and cash equivalents	49	(21)
Net increase (decrease) in cash and cash equivalents	1,408	(124)
Cash and cash equivalents at beginning of year	1,263	1,178
Cash and cash equivalents at end of period	$2,671	$1,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (3)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	(151)	(346)			497	—		—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(2)	141,741	2	9,848				9,850	61	9,911
Net Income				415			415	23	438
Other comprehensive income					92		92	5	97
Share-based compensation expense			57				57		57
Acquisition of treasury stock						(61)	(61)		(61)
Share repurchase program	(842)		(36)	(30)			(66)		(66)
Stock option exercises and other common stock transactions	3,745		70				70		70
Dividends declared				(105)			(105)		(105)
Balance at September 30, 2017	285,943	$3	$12,158	$110	$(70)	$(61)	$12,140	$367	$12,507

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Recapitalization adjustment(1)		(147)	147				—		—
Recast balance at April 1, 2016	148,747	$2	$2,586	$33	$(111)	$(485)	$2,025	$7	$2,032
Net loss				(6)			(6)	7	1
Other comprehensive loss					(4)		(4)		(4)
Share-based compensation expense			35				35		35
Acquisition of treasury stock						(11)	(11)		(11)
Stock option exercises and other common stock transactions	2,627		43				43		43
Dividends declared				(39)			(39)		(39)
Non-controlling interest distributions and other							—	(11)	(11)
Non-controlling interest from acquisition							—	281	281
Divestiture of NPS				(2)			(2)		(2)
Balance at September 30, 2016	151,374	$2	$2,664	$(14)	$(115)	$(496)	$2,041	$284	$2,325

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 3 - "Acquisitions"

(3)	762,677 treasury shares as of September 30, 2017

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements (the "financial statements") include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the condensed consolidated balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the condensed consolidated statements of operations, and comprehensive income attributable to non-controlling interests are presented separately in the condensed consolidated statements of comprehensive income (loss). All intercompany transactions and balances have been eliminated.

As previously disclosed, effective April 1, 2017, Computer Sciences Corporation ("CSC") completed its previously announced combination with the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES"), which resulted in CSC becoming a wholly owned subsidiary of DXC (the "Merger"). See Note 3 - "Acquisitions" for further information. DXC common stock began regular-way trading under the symbol "DXC" on the New York Stock Exchange on April 3, 2017. Because CSC was deemed the accounting acquirer in this combination for accounting purposes under GAAP (defined below), CSC is considered DXC's predecessor and the historical financial statements of CSC prior to April 1, 2017, are reflected in this Quarterly Report on Form 10-Q as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017 do not include the financial results of HPES, and therefore, are not directly comparable. Additionally, "Prepaid expenses" and "other current assets" previously aggregated within "prepaid expenses and other current assets" have been separately disclosed, and prior year amounts have been reclassified to conform to the current year presentation.

CSC used to report its results based on a fiscal year convention that comprises four thirteen-week quarters. However, effective April 1, 2017, DXC's fiscal year was modified to end on March 31 of each year with each quarter ending on the last calendar day.

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in CSC's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 ("fiscal 2017"), included in DXC's Annual Report on Form ARS for fiscal 2017. In the opinion of management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

In connection with the preparation of the Company’s condensed consolidated financial statements for the three months ended September 30, 2017, the Company identified a classification error in the June 30, 2017 condensed consolidated statement of operations, which resulted in an understatement of $126 million to selling, general and administrative expense and an overstatement of $126 million to cost of services for the three months ended June 30, 2017. The classification error was corrected during the three months ended September 30, 2017. The Company believes that this

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

classification error is immaterial to the condensed consolidated statements of operations for the three months ended June 30, 2017 and September 30, 2017. This classification error had no impact on the condensed consolidated statement of operations for the six months ended September 30, 2017.

Note 2 - Recent Accounting Pronouncements

The following Accounting Standards Updates ("ASU") were recently issued but have not yet been adopted by DXC:

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815).” This amendment was issued to improve the financial reporting of hedge relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain improvements to simplify the application of hedge accounting. ASU 2017-12 will be effective for DXC in fiscal 2020 and early adoption is permitted. The ASU must be adopted by applying the standard to existing hedge instruments at the adoption date. DXC is currently evaluating the effect the adoption of ASU 2017-12 will have on its consolidated financial statements and notes thereto.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for DXC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. DXC is currently evaluating the effect the adoption of ASU 2016-02 will have on its existing accounting policies and the consolidated financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant. Refer to Note 18 - "Commitments and Contingencies" for information about its operating lease obligations.

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

ASU 2014-09 provides two methods of adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to all periods presented with previously disclosed periods restated under the new guidance. Under the modified retrospective method, prior periods would not be restated but rather a cumulative catch-up adjustment would be recorded on the adoption date. The Company will adopt this standard in the first quarter of Fiscal 2019 and expects to adopt using the modified retrospective method.

DXC has performed an initial assessment of the impact of the standard and continues to assess the impact that the guidance will have on accounting policies, processes, systems and internal controls. The Company is currently in the process of implementing the new standard. Based on the implementation efforts to-date, including the assessment of contracts acquired through the combination with HPES, the Company expects the primary accounting impacts to include the following:

•
The Company’s IT and business process outsourcing arrangements comprise a series of distinct services, for which revenue is expected to be recognized as the services are provided in a manner that is generally consistent with current practices.

•
The Company has certain arrangements involving the sale of proprietary software and related services for which vendor-specific objective evidence of fair value may not exist, resulting in the deferral of revenues. Under the new standard, estimates of standalone selling price will be necessary for all software performance obligations, which may result in the acceleration of revenues.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

•
The Company currently does not capitalize commission costs, which will be required in certain cases under the new standard and amortized over the period that services or goods are transferred to the customer. However, the Company is currently assessing the impact of the standard on commission plans of the combined company.

As the quantitative impact of adopting the standard may be significantly impacted by arrangements contracted before the adoption date, the Company has not yet reached a conclusion about whether the accounting impact of the new standard will be material to its consolidated financial statements. However, the Company expects continuing significant implementation efforts to accumulate and report additional disclosures required by the standard.

Other recently issued ASUs effective after September 30, 2017 are not expected to have a material effect on DXC's consolidated financial statements.

Note 3 - Acquisitions

Fiscal 2018 Acquisitions

HPES Merger

On April 1, 2017, CSC, Hewlett Packard Enterprise Company (“HPE”), Everett SpinCo, Inc.(“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with the Enterprise Services business of HPE to form DXC. The combination was accomplished through a series of transactions that included the transfer by HPE of its Enterprise Services business, HPES, to Everett, and spin-off by HPE of Everett on March 31, 2017, and the merger of Merger Sub with and into CSC on April 1, 2017 (the “Merger”). At the time of the Merger, Everett was renamed DXC, and as a result of the Merger, CSC became a direct wholly owned subsidiary of DXC. DXC common stock began regular-way trading on the New York Stock Exchange on April 3, 2017. The strategic combination of the two complementary businesses was to create a versatile global technology services business, well positioned to innovate, compete and serve clients in a rapidly changing marketplace.

Effective as of the closing of the Merger, the DXC board of directors consisted of 10 directors comprised of five former CSC board members and five directors designated by HPE, including CSC’s CEO J. Michael Lawrie, who became chairman, president and CEO of DXC and HPE’s president and CEO Margaret C. Whitman, who joined the DXC board of directors. Each director was re-elected at DXC’s 2017 annual meeting of stockholders on August 10, 2017.

The transaction involving HPES and CSC is a reverse merger acquisition, in which DXC is considered the legal acquirer of the business and CSC is considered the accounting acquirer. While purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CSC did not issue any consideration in the Merger. CSC stockholders received one share of DXC common stock for every one share of CSC common stock held immediately prior to the Merger. DXC issued a total of 141,298,797 shares of DXC common stock to CSC stockholders, representing approximately 49.9% of the outstanding shares of DXC common stock immediately following the Merger.

All share and per share information has been restated to reflect the effects of the Merger. The reverse merger is deemed a capital transaction and the net assets of CSC (the accounting acquirer) are carried forward to DXC (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of CSC which are recorded at historical cost. The equity of the Company is the historical equity of CSC, retroactively restated to reflect the number of shares issued by DXC in the transaction.

In connection with the Merger, the Company entered into a number of agreements with HPE including the following:

•
Information Technology Services Agreement - The Company and HPE have entered into an Agreement pursuant to which the Company will provide information technology services to HPE. This agreement terminates on the fifth anniversary of its’ effective date, unless earlier terminated by the parties in accordance with its terms.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

•
Preferred Vendor Agreements - The Company and HPE have entered into Preferred Vendor Agreements, pursuant to which HPE and Micro Focus International, the acquirer of HPE's software business, will: (1) make available to DXC for purchase hardware products sold by HPE and technology services provided by HPE and (2) make available to DXC for purchase and license software products sold or licensed by HPE and Micro Focus, and technology (including SaaS), support, professional and other services provided by HPE and Micro Focus.

•
Certain other additional agreements were entered into, including an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, and certain real estate related agreements.

On September 25, 2017, HPE settled certain obligations as required under the Separation and Distribution Agreement, as amended. In accordance with the provisions of the agreement, a calculation was performed to make certain adjustments required to complete the separation and standup of legacy HPES and achieve accurate cut off for intercompany transactions with its former parent. The adjustment to settle the obligation was $175 million.

In May 2016, CSC, HPE and DXC (f/k/a Everett Spinco, Inc.) entered into an agreement and plan of merger, as amended (the “Merger Agreement”), and HPE and DXC entered into a separation agreement, as amended (the “Separation Agreement”), in each case relating to the combination of HPES and CSC. At the time the Merger Agreement and the Separation Agreement were executed, HPES was a party to several thousand leases with Hewlett-Packard Financial Services that were classified as capital leases. Under the terms of the Separation Agreement, the balance of long-term capital leases for which HPES would be liable at the time of the spin-off was not to exceed $250 million. The Separation Agreement provided HPE an opportunity to modify the terms of the long-term leases to reduce the balance classified as capital leases. Between late May 2016 and the end of March 2017, Hewlett-Packard Financial Services entered into lease amendments that purported to modify most of the leases between HPES and Hewlett-Packard Financial Services in a manner that would cause those leases to be classified as operating leases.

After the closing of the Merger, the Company began assessing the terms of the leases (including the amendments described above). During the Company’s second fiscal quarter, the Company concluded that the long-term capital leases that were amended by Hewlett-Packard Financial Services did not satisfy the requirements for classification as operating leases and as a result should be classified as capital leases as of the closing of the spin-off. Accordingly, during the quarter ended September 30, 2017, as part of the process of determining fair value of these leases as of April 1, 2017, the Company recorded a lease liability of $977 million, fixed assets under capital leases of $594 million and a $383 million increase to goodwill.

The Company reflected the impact of this change in lease classification to its statement of operations during the quarter ended September 30, 2017 by decreasing cost of sales by $209 million, increasing depreciation expense by $88 million and increasing interest expense by $13 million to reflect the leases as capital leases. The net impact of the change in lease classification on pre-tax income in the Company’s first fiscal quarter, which was recorded in the Company’s second fiscal quarter, was an increase of $54 million.

The Company will address this matter with HPE in a manner consistent with the terms of the Separation Agreement and any disagreement that may arise between the parties will be treated in a confidential manner under the Separation Agreement, including dispute resolution through executive escalation, mediation and binding arbitration.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Under the acquisition method of accounting, total consideration exchanged was:

(in millions)	Amount
Preliminary fair value of purchase consideration received by HPE stockholders(1)	$9,782
Preliminary fair value of HPES options assumed by CSC(2)	68
Total estimated consideration transferred	$9,850

(1)
Represents the fair value of consideration received by HPE stockholders to give them 50.1% ownership in the combined company. The fair value of the purchase consideration transferred was based on a total of 141,865,656 shares of DXC common stock distributed to HPE stockholders as of the close of business on the record date (141,741,712 after effect of 123,944 cancelled shares) at CSC's closing price of $69.01 per share on March 31, 2017.

(2)	Represents the fair value of certain stock-based awards of HPES employees that were unexercised on March 31, 2017, which HPE, HPES and CSC agreed would be converted to DXC stock-based awards.

Due to the complexity of the Merger, the Company recorded the assets acquired and liabilities assumed at their preliminary fair values. The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed, as well as the fair value of non-controlling interest, are based on the information that was available as of the Merger date, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger date. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the Merger date will be adjusted in the reporting period in which the adjustment amount is determined. The preliminary estimated purchase price is allocated as follows:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$974
Accounts receivable(1)	4,059
Other current assets	538
Total current assets	5,571
Property and equipment	2,918
Intangible assets	6,194
Other assets	1,574
Total assets acquired	16,257
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(4,572)
Deferred revenue	(1,105)
Long-term debt, net of current maturities	(4,783)
Long-term deferred tax liabilities and income tax payable	(1,659)
Other liabilities	(1,304)
Total liabilities assumed	(13,423)
Net identifiable assets acquired	2,834
Add: Fair value of non-controlling interests	(61)
Goodwill	7,077
Total estimated consideration transferred	$9,850

(1)	Includes adjustment received from HPE on September 25, 2017, in accordance with the provisions of the Separation and Distribution Agreement, as amended, of $175 million.

As of September 30, 2017, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to: receivables; property and equipment; deferred income taxes, net; deferred revenue and advanced contract payments; deferred costs; intangible assets; accounts payable and accrued liabilities; lease obligations; loss contracts; non-controlling interest; and goodwill.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

During the three months ended September 30, 2017, the Company made a number of refinements to the April 1, 2017 preliminary purchase price allocation. These refinements were primarily driven by the Company recording valuation adjustments to certain preliminary estimates of fair values which resulted in a decrease in net assets of $312 million. Total assets increased by $1.3 billion driven by a $94 million increase in accounts receivable primarily due from the recognition of $85 million of indemnification assets related to tax obligations and deferred compensation; a $436 million increase in property and equipment primarily arising from recognition of $594 million of fixed assets under capital lease, offset by a $152 million reduction in the preliminary fair value of assets primarily related to data centers and land; and a $1.1 billion increase in intangible assets primarily driven by a $1.3 billion increase in the preliminary fair value assessment for customer relationships. Liabilities increased by $1.6 billion primarily driven by an increase in capital lease obligations of $977 million, a $226 million adjustment to deferred revenue primarily related to a valuation adjustment for outsourcing and other customer contracts taking into account continuing performance obligation, and an increase in long-term deferred income taxes of $106 million.

In accordance with ASU 2015-16, "Business Combinations (Topic 805)," Simplifying the Accounting for Measurement-period Adjustments, during the three months ended September 30, 2017, the Company continued to refine its fair value assessment of assets acquired and liabilities assumed. As a result, a $48 million increase in income before income taxes related to the three months ended June 30, 2017 was recognized in the condensed consolidated statement of operations for the three months ended September 30, 2017. The change in income before income taxes was primarily attributed to an increase of $54 million as a result of change in lease classification and related fair value adjustment, a net increase of $8 million related to the fair value of deferred revenue and deferred cost, and an increase of $10 million resulting from a decrease in depreciation expense arising from a lower fair value assessment for fixed assets, offset by a decrease of $18 million resulting from an increase in amortization expense arising from a higher fair value assessment of certain intangible assets and a decrease of $10 million related to a refinement in the treatment of the fair value assessment of a vendor contract obligation.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the Merger date. The goodwill recognized with the Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The goodwill arising from the Merger was preliminarily allocated to the Company's reportable segments as $2.9 billion to the Global Business Services ("GBS") segment, $3.5 billion to the Global Infrastructure Services ("GIS") segment and $0.7 billion to the United States Public Sector ("USPS") segment. A portion of the total goodwill is expected to be deductible for tax purposes. See Note 9 - "Goodwill."

Current Assets and Liabilities

For the preliminary fair value estimates reported in the three months ended September 30, 2017, the Company valued current assets and liabilities using existing carrying values as an estimate for the fair value of those items as of the Merger date.

Property and Equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$1,617
Computers and related equipment	1,123
Furniture and other equipment	45
Construction in progress	133
Total	$2,918

The Company estimated the value of acquired property and equipment using predominately the market method and in certain specific cases, the cost method.

Identified Intangible Assets

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer relationships	$5,200	10-13
Developed technology	141	10
Third-party purchased software	499	2-7
Deferred contract costs	354	n/a
Total	$6,194

The Company estimated the value of customer relationships, and developed technology using the multi-period excess earnings and relief from royalty methods, respectively. Deferred contract costs were fair valued taking into account continuing performance obligation.

Restructuring Liabilities

The Company acquired approximately $333 million of restructuring liabilities incurred under HPES' restructuring plans, expected to be paid out through 2029. Approximately $256 million relates to workforce reductions and $77 million relates mainly to facilities costs.

Long-Term Debt

Assumed indebtedness included senior notes in the principal amount of $1.5 billion issued in 2017 and $0.3 billion issued in 1999 for total principal amount of $1.8 billion; a term loan with three tranches all borrowed on March 31, 2017 in an aggregate principal equivalent of $2.0 billion; as well as capitalized lease liabilities and other debt. During this reporting period, there was a fair value assessment of the senior notes and term loans as of the Merger date, which resulted in a purchase accounting adjustment that increased debt by $94 million, including $12 million to eliminate historical deferred debt issuance costs, premium and discounts. Converted capital leases were recorded on the balance sheet at preliminary fair value as of April 1, 2017 resulting in a total capital lease obligation of $1.6 billion. The Company will continue to assess the fair value of assumed debt, including capital leases, during the measurement period.

Deferred Tax Liabilities

The Company preliminarily valued deferred tax assets and liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

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

(in millions)	Amount
Other assets	$558
Accrued expenses and other current liabilities	(13)
Other long-term liabilities	(547)
Net amount recorded	$(2)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table summarizes the projected benefit obligation, fair value of the plan assets and the funded status assumed from HPES as a result of the Merger.

(in millions)	Amount
Projected benefit obligation	$(7,413)
Fair value of plan assets	7,411
Funded status	$(2)

The following table summarizes the plan asset allocations by asset category for HPES pension plans assumed by the Company as a result of the Merger.

Equity securities	22%
Debt securities(1)	72%
Alternatives	5%
Cash and other	1%
Total	100%

(1) Includes liability-driven investments

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table summarizes the estimated future benefit payments due to the pension and benefit plans assumed from HPES as a result of the Merger.

(in millions)	Amount
Employer contributions:
2018	$39

Benefit payments:
2018	$225
2019	$151
2020	$163
2021	$224
2022	$180
2023 through 2027	$1,132

Unaudited and Pro Forma Results of Operations

The Company's condensed consolidated statements of operations includes the following revenues and net income attributable to HPES since the Merger date:

(in millions)	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Revenues	$4,380	$8,708
Net income	$455	$645

The following table provides unaudited pro forma results of operations for the Company for the three and six months ended September 30, 2016, as if the Merger had been consummated on April 2, 2016, the first day of DXC's fiscal year ended March 31, 2017. These unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. In addition, the unaudited pro forma adjustments are preliminary and are subject to change as additional information becomes available and as additional analyses are performed during the measurement period. Accordingly, the Company presents these unaudited pro forma results for informational purposes only, and they are not necessarily indicative of what the actual results of operations of DXC would have been if the Merger had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and six months ended September 30, 2016 and of HPES for the three and six months ended July 31, 2016.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions, except per-share amounts)	Three Months Ended September 30, 2016(1)	Six Months Ended September 30, 2016(1)
Revenues	$6,355	$12,773
Net loss	(123)	(404)
Loss attributable to the Company	(130)	(413)

Loss per common share:
Basic	$(0.46)	$(1.46)
Diluted	$(0.46)	$(1.46)

(1)	The unaudited pro forma information is based on legacy CSC results for the three and six months ended September 30, 2016 and legacy HPES results for the three and six months ended July 31, 2016.

The unaudited pro forma information above is based on events that are (i) directly attributable to the Merger, (ii) factually supportable, and (iii) with respect to the unaudited pro forma statement of operations, expected to have a continuing impact on the consolidated results of operations of the combined company. The unaudited pro forma financial information for the three and six months ended September 30, 2016 does not include $1 million and $26 million, respectively, of nonrecurring transaction costs associated with the Merger, which were incurred during the three and six months ended September 30, 2017.

Tribridge Acquisition

On July 1, 2017, DXC acquired all of the outstanding capital stock of Tribridge Holdings LLC, an independent integrator of Microsoft Dynamics 365, for total consideration of $152 million. The acquisition includes the Tribridge affiliate company, Concerto Cloud Services LLC. The combination of Tribridge with DXC expands DXC’s Microsoft Dynamics 365 global systems integration business.

The Company’s purchase price allocation for the Tribridge acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price was allocated to assets acquired and liabilities assumed based upon current determination of fair values at the date of acquisition as follows: $32 million to current assets, $4 million to property and equipment, $62 million to intangible assets other than goodwill, $24 million to current liabilities and $78 million to goodwill. The goodwill is primarily associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a 12-year estimated useful life.

Fiscal 2017 Acquisitions

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Note 4 - Earnings per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income (loss) attributable to DXC common shareholders:	$256	$15	$415	$(6)

Common share information:
Weighted average common shares outstanding for basic EPS	284.87	140.53	284.35	139.76
Dilutive effect of stock options and equity awards	4.42	3.25	5.03	—
Weighted average common shares outstanding for diluted EPS	289.29	143.78	289.38	139.76

Earnings (loss) per share:
Basic	$0.90	$0.11	$1.46	$(0.04)
Diluted	$0.88	$0.10	$1.43	$(0.04)

Certain stock options and RSUs were excluded from the computation of dilutive EPS because inclusion of these amounts would have had an anti-dilutive effect. Due to the Company's net loss during the six months ended September 30, 2016, PSUs were also excluded from the calculation because they would have had an anti-dilutive effect. The number of options and shares excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock Options	32,060	2,038,486	41,327	2,858,277
RSUs	20,718	13,690	36,387	979,647
PSUs	2,844	—	1,430	1,165,411

Note 5 - Sale of Receivables

Receivables Securitization Facility

On December 21, 2016, CSC established a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial account receivables in the United States. Under the Receivables Facility, CSC and certain of its subsidiaries (collectively, the "Sellers") sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2017, the total availability under the Receivables Facility was approximately $199 million. On September 15, 2017, the Receivables Facility was amended to extend the termination date to September 14, 2018. The Receivables Facility provides for one or more optional extensions, if agreed to by the Purchasers, for an additional one-year duration. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the condensed consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. In exchange for the sale of accounts receivable during the six months ended September 30, 2017, the Company received cash of $207 million and recorded a DPP. The DPP, which fluctuates over time based on the total amount of eligible receivables generated during the normal course of business, was $272 million as of September 30, 2017. Additionally, as of September 30, 2017, the Company recorded an $8 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit.

The Company's risk of loss following the transfer of accounts receivable under the Receivables Facility is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Receivables Facility.

Certain obligations of Sellers under the Receivables Facility and CSC, as initial servicer, are guaranteed by the Company under a performance guaranty, made in favor of an administrative agent on behalf of the Purchasers. However, the performance guaranty does not cover CSC Receivables’ obligations to pay yield, fees or invested amounts to the administrative agent or any of the Purchasers.

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the
(in millions)	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Beginning balance	$242	$252
Transfers of receivables	606	1,154
Collections	(579)	(1,124)
Fair value adjustment	3	(10)
Ending balance	$272	$272

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company ("Enterprise"), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the "Financial Institutions"). The Purchase Agreement established a federal government obligor receivables purchase facility (the “Facility”) that provides for up to $200 million (the “Facility Limit”) in outstanding funding based on the availability of eligible receivables and the satisfaction of certain conditions. The Facility Limit may be increased from time to time pursuant to the terms of the Purchase Agreement. Concurrently, the Company entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. However, the guaranty does not cover any credit losses under the receivables.

Under the Facility, the Company sells eligible federal government obligor receivables, including both billed and certain unbilled receivables. The Company has no retained interests in the transferred receivables other than collection and administrative functions for the Financial Institutions for a servicing fee. The Facility has a one-year term but may be extended. The Company uses the proceeds from receivables sales under the Facility for general corporate purposes.

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its condensed consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of September 30, 2017.

During the three and six months ended September 30, 2017, the Company sold $486 million of billed and unbilled receivables. Collections corresponding to these receivables sales were $371 million. As of September 30, 2017, there

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

was $26 million of cash collected by the Company, but not remitted to the Financial Institutions, which represents restricted cash and is included within other current assets on the condensed consolidated balance sheets. The operating cash flow effect, net of collections and fees from sales was $114 million.

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

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	September 30, 2017
Money market funds and money market deposit accounts(1)	$232	$232	$—	$—
Time deposits(1)	292	292	—	—
Foreign bonds	51	—	51	—
Other debt securities	6	—	—	6
Deferred purchase price receivable	272	—	—	272
Total assets	$853	$524	$51	$278

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

(1) Cost basis approximated fair value due to the short period of time to maturity.

	March 31, 2017
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$406	$406	$—	$—
Deferred purchase price receivable	252	—	—	252
Total assets	$658	$406	$—	$252

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

The fair value of money market funds, money market deposit accounts, and time deposits, reported as cash and cash equivalents, are based on quoted market prices. The fair value of foreign government bonds is based on actual market prices and included in Other long-term assets. Fair value of the DPP, included in Receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, presented in Other liabilities, is based on contractually defined targets of financial performance and other considerations.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt, excluding capital leases, was $6.0 billion as of September 30, 2017, as compared with carrying value of $5.8 billion. If measured at fair value, long-term debt, excluding capital lease would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and six months ended September 30, 2017 and September 30, 2016.

The Company is subject to counterparty risk in connection with its derivative instruments, see Note 7 - "Derivative Instruments". With respect to its foreign currency derivatives, as of September 30, 2017 there were eight counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $30 million.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. As of September 30, 2017, the Company had interest rate swap agreements with a total notional amount of $623 million.

As of September 30, 2017, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of September 30, 2017, the Company has determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of September 30, 2017 was $467 million, and the related forecasted transactions extend through March 2020.

For the three and six months ended September 30, 2017 and September 30, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2017 and September 30, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2017, $19 million of the existing amount of gain related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

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

The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income and net income was not material for three and six months ended September 30, 2017 and September 30, 2016.

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

Total return swaps

The Company manages the exposure to market volatility of the notional investments underlying its deferred compensation obligations by using total return swaps derivative contracts ("TRS"). The TRS are reset monthly and are marked-to-market on the last day of each fiscal month. Gain (loss) on TRS was not material for the three and six months ended September 30, 2017 and September 30, 2016.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. The notional amount of the foreign currency forward contracts outstanding as of September 30, 2017 was $2.3 billion. Losses on foreign currency forward contracts not designated for hedge accounting, recognized within other (income) expense, net, were $77 million and $114 million during the three and six months ended September 30, 2017, respectively, and $3 million and $5 million during the three and six months ended September 30, 2016, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	September 30, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$4	$5
Foreign currency forward contracts	Other current assets	21	27
Total fair value of derivatives designated for hedge accounting		$25	$32

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$21	$15
Total fair value of derivatives not designated for hedge accounting		$21	$15

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	September 30, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$—	$1
Foreign currency forward contracts	Accrued expenses and other current liabilities	1	—
Total fair value of derivatives designated for hedge accounting:		$1	$1

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$12	$12
Total fair value of derivatives not designated for hedge accounting		$12	$12

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

Other risks

The Company is exposed to the risk of losses in the event of non-performance by counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is Company policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 8 - Intangible Assets

	As of September 30, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,180	$1,707	$1,473
Outsourcing contract costs	1,323	559	764
Customer related intangible assets	6,127	447	5,680
Other intangible assets	105	18	87
Total intangible assets	$10,735	$2,731	$8,004

	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,347	$1,554	$793
Outsourcing contract costs	793	475	318
Customer related intangible assets	851	248	603
Other intangible assets	96	16	80
Total intangible assets	$4,087	$2,293	$1,794

Total intangible assets amortization was $310 million and $82 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and included reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $3 million, respectively.

Total intangible assets amortization was $514 million and $162 million for the six months ended September 30, 2017 and September 30, 2016, respectively, and included reductions of revenue for amortization of outsourcing contract cost premiums of $6 million and $6 million, respectively.

The increase in net and gross carrying value for the six months ended September 30, 2017 were primarily due to the Merger (see Note 3 - "Acquisitions").

Estimated future amortization related to intangible assets as of September 30, 2017 is as follows:

Fiscal Year	(in millions)
Remainder of 2018	$559
2019	$1,079
2020	$1,008
2021	$918
2022	$778

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 9 - Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment, as of September 30, 2017.

(in millions)	GBS	GIS	USPS	Total
Balance as of March 31, 2017, net	$1,470	$385	$—	$1,855
Additions	2,996	3,423	736	7,155
Foreign currency translation	93	55	—	148
Balance as of September 30, 2017, net	$4,559	$3,863	$736	$9,158

The additions to goodwill during the six months ended September 30, 2017 were primarily due to the Merger described in Note 3 - "Acquisitions." As a result of the Merger, the Company began to report the United States Public Sector ("USPS") segment, formerly a component of the HPES business, see Note 17 - "Segment Information" for additional information. The foreign currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual goodwill impairment analysis, which was performed qualitatively during the three months ended September 30, 2017, did not result in an impairment charge. This qualitative analysis, which is commonly referred to as step zero under ASC Topic 350, Goodwill and Other Intangible Assets, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	(0.1) - 0.02%(1)	2018	$828	$646
EUR term loan	2.04%(2)	2019	473	—
Current maturities of long-term debt	Various	2019	207	55
Current maturities of capitalized lease liabilities	1.1% - 6.7%	2019	692	37
Short-term debt and current maturities of long-term debt			$2,200	$738

Long-term debt, net of current maturities
GBP term loan	1.0 - 1.2%(3)	2019	$248	$233
USD term loan	1.2% - 2.3%(4)	2021	—	571
AUD term loan	2.9% - 3.0%(5)	2022	216	76
EUR term loan	0.9%(6)	2022	338	—
USD term loan	2.2% - 2.3%(7)	2022	1,165	—
$500 million Senior notes	2.875%	2020	504	—
$650 million Senior notes	2.2% - 2.3%(8)	2021	647	—
$274 million Senior notes	4.45%	2023	274	—
$170 million Senior notes	4.45%	2023	178	453
$500 million Senior notes	4.25%	2025	508	—
$500 million Senior notes	4.75%	2028	509	—
$300 million Senior notes	7.45%	2030	358	—
Revolving credit facility	1.3% - 1.4%	2021 - 2023	385	678
Lease credit facility	2.0% - 2.2%	2020 - 2022	50	60
Capitalized lease liabilities	1.1% - 6.7%	2018 - 2022	1,379	104
Borrowings for assets acquired under long-term financing	1.7% -4.8%	2018 - 2023	310	77
Mandatorily redeemable preferred stock outstanding	3.5%	2023	61	61
Other borrowings	0.5% - 14.0%	2018 - 2036	94	4
Long-term debt			7,224	2,317
Less: current maturities			899	92
Long-term debt, net of current maturities			$6,325	$2,225

(1)	Approximate weighted average interest rate
(2) Three-month EURIBOR rate plus 1.75%
(3) Three-month LIBOR rate plus 0.65%
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
 (8) Three-month LIBOR plus 0.95%

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

Revolving Credit Facility

In connection with the Merger, the Company entered into several amendments to its revolving credit facility agreement pursuant to which DXC replaced CSC as the principal borrower and as the guarantor of borrowings by subsidiary borrowers. During the six months ended September 30, 2017, DXC exercised its option to extend the maturity date and also increased commitments to $3.81 billion, $70 million of which matures in January 2021 and $3.74 billion matures in January 2023.

Note 11 - Restructuring Costs

The Company recorded restructuring costs of $192 million and $25 million, net of reversals, for the three months ended September 30, 2017 and September 30, 2016, respectively. For the six months ended September 30, 2017 and September 30, 2016, the Company recorded $382 million and $82 million, respectively. The costs recorded during the three and six months ended September 30, 2017 were largely a result of the Fiscal 2018 Plan (defined below).

The composition of restructuring liabilities by financial statement line items is as follows:

As of
(in millions)	September 30, 2017
Accrued expenses and other current liabilities	$338
Other long-term liabilities	160
Total	$498

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Total costs incurred to date under the Fiscal 2017 Plan total $229 million, comprising $222 million in employee severance and $7 million of facilities costs.

Fiscal 2016 Plan

In September 2015, the Company initiated a restructuring plan to optimize utilization of facilities and right-size overhead organizations as a result of CSC's separation of its former NPS segment (the "Fiscal 2016 Plan"). No additional costs are expected to be expensed under this plan. Total costs incurred to date as of September 30, 2017 under the Fiscal 2016 Plan total $58 million, comprising $25 million in employee severance and $33 million of facilities costs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2017	Acquired Balance as of April 1, 2017	Costs Expensed, net of reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of September 30, 2017
Fiscal 2018 Plan
Workforce Reductions	$—	n/a	$282	$—	$(153)	$1	$130
Facilities Costs	—	n/a	124	(11)	(42)	3	74
Total	$—	n/a	$406	$(11)	$(195)	$4	$204

Fiscal 2017 Plan
Workforce Reductions	$155	n/a	$(17)	$—	$(74)	$—	$64
Facilities Costs	6	n/a	(2)	—	(3)	1	2
Total	$161	n/a	$(19)	$—	$(77)	$1	$66

Fiscal 2016 Plan
Workforce Reductions	$8	n/a	$(1)	$—	$(2)	$—	$5
Facilities Costs	5	n/a	—	—	(3)	—	2
Total	$13	n/a	$(1)	$—	$(5)	$—	$7

Fiscal 2015 Plan
Workforce Reductions	$3	n/a	$—	$—	$(1)	$—	$2
Facilities Costs	—	n/a	—	—	—	—	—
Total	$3	n/a	$—	$—	$(1)	$—	$2

Acquired Liabilities
Workforce Reductions	n/a	$256	$—	$(2)	$(93)	$6	$167
Facilities Costs	n/a	77	(4)	—	(22)	1	52
Total	n/a	$333	$(4)	$(2)	$(115)	$7	$219

(1) Costs expensed, net of reversals include $19 million, $1 million and $4 million of costs reversed from the Fiscal 2017 Plan, Fiscal 2016 Plan and Acquired liabilities, respectively.
(2) Pension benefit augmentations recorded as a pension liability and asset impairment.
(3) Foreign currency translation adjustments.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company contributed $17 million and $32 million to the defined benefit pension and other post-retirement benefit plans during the three and six months ended September 30, 2017. The Company expects to contribute an additional $38 million during the remainder of fiscal 2018, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

The components of net periodic pension expense were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$34	$5	$66	$11
Interest cost	61	21	121	42
Expected return on assets	(132)	(40)	(260)	(83)
Amortization of prior service costs	(4)	(4)	(8)	(9)
Contractual termination benefit	2	—	11	—
Net periodic pension expense (income)	$(39)	$(18)	$(70)	$(39)

The weighted-average rates used to determine net periodic pension cost for the three and six months ended September 30, 2017 and September 30, 2016 were:

	September 30, 2017	September 30, 2016
Discount or settlement rates	2.5%	3.1%
Expected long-term rates of return on assets	4.9%	6.3%
Rates of increase in compensation levels	2.7%	2.6%

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

The DXC DCP covers eligible employees who participated in CSC’s Deferred Compensation Plan prior to the Merger. The ES DCP covers eligible employees who participated in the HPE Executive Deferred Compensation Plan prior to the Merger. Both plans allow participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan, the DXC Technology Matched Asset Plan. Neither plan provides for employer contributions. As of April 3, 2017, the ES DCP does not admit new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in Other long-term liabilities in the Company's condensed consolidated balance sheets, amounted to $76 million as of September 30, 2017 and $67 million as of March 31, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 13 - Income Taxes

The Company's income tax expense (benefit) was $122 million and $(22) million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $134 million and $(38) million for the six months ended September 30, 2017 and September 30, 2016, respectively. For the three and six months ended September 30, 2017, the primary drivers of the effective tax rate ("ETR") were the global mix of income, the reduction of a deferred tax liability recorded on the outside basis difference of an HPES foreign subsidiary due to current year earnings and taxes, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of CSC. The primary drivers of the ETR for the three and six months ended September 30, 2016 were the global mix of income, excess tax benefits related to employee share-based payment awards and the release of valuation allowances for deferred tax assets of CSC in a non-U.S. jurisdiction.

As a result of the Merger and changes in U.S. cash requirements, a deferred tax liability of $570 million was recorded for U.S. income taxes based on the estimated historical taxable earnings of non-U.S. HPES subsidiaries. In addition, we recorded an estimated liability of $67 million for India dividend distribution tax based on estimated historical taxable earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting. Other than these amounts, the Company considers the current and accumulated earnings for substantially all non-U.S. subsidiaries to be indefinitely reinvested outside of the U.S. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends to the U.S. and under certain other circumstances. The Company cannot practically estimate the amount of additional taxes that might be payable on such unremitted earnings.

In connection with the Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-Merger periods. Pursuant to the tax matters agreement, the Company recorded a net payable of $14 million due to $111 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $69 million of tax indemnification receivable related to other tax payables and $194 million of tax indemnification payable related to other tax receivables.

As part of the acquisition of HPES, DXC acquired uncertain tax liabilities including interest and penalties of $114 million for prior year income taxes, which are indemnified by HPE. There were no other material changes to uncertain tax positions during the three and six months ended September 30, 2017.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2016. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through April 30, 2018. In addition, during the first quarter of fiscal 2018, we received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2016 federal income tax returns. The Company has not received any adjustments for this cycle. We continue to believe that our tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $14 million to $19 million, excluding interest, penalties, and tax carry-forwards.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

Fiscal Period	Number of Shares Repurchased	Average Price per Share	Amount (in millions)
1st Quarter 2018	250,000	$77.39	$19
2nd Quarter 2018	591,505	78.20	47
Total	841,505	$77.96	$66

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Accumulated other comprehensive income (loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(458)	$20	$276	$(162)
Current-period other comprehensive income (loss)	109	(5)	—	104
Amounts reclassified from accumulated other comprehensive income	(5)	—	(7)	(12)
Balance at September 30, 2017	$(354)	$15	$269	$(70)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive loss	(6)	9	—	3
Amounts reclassified from accumulated other comprehensive loss	—	—	(7)	(7)
Balance at September 30, 2016	$(405)	$8	$282	$(115)

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

Under the terms of the CSC Equity Incentive Plans and the individual award agreements, all unvested equity incentive awards, including all stock options and CSC RSUs held by all participants under the plans, including its named executive officers and directors, are subject to accelerated vesting in whole or in part upon the occurrence of a change in control or upon the participant’s termination of employment on or after the occurrence of a change in control under certain circumstances ("CIC events"). As a result of CIC events triggered by the Merger, approximately $3.6 million unvested awards became vested on April 1, 2017 and $26 million of incremental stock compensation expense was recognized. CSC options granted in fiscal 2017 vested 33% upon the Merger; the remaining 67% were converted into DXC RSUs based on the accounting value of the options. These RSUs will vest on the second and third anniversaries of the original option grant date. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES prior to the Merger, outstanding options (vested and unvested) and unvested RSU awards were converted upon the Merger into

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the Merger.

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were no shares purchased under this plan during the three and six months ended September 30, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of September 30, 2017
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	22,460,616
DXC Director Equity Plan	230,000	121,334
DXC Share Purchase Plan	250,000	250,000
Total	34,680,000	22,831,950

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
HPE options converted to DXC options at Merger	2,654,872	$46.56
CSC Options converted to RSUs due to Merger	(1,521,519)	$51.00
Exercised	(1,818,441)	$39.10		$74
Canceled/Forfeited	(1,214)	$68.20
Expired	(35,987)	$43.23
Outstanding as of September 30, 2017	4,045,107	$39.01	5.83	$190
Vested and expected to vest in the future as of September 30, 2017	4,037,125	$38.96	5.83	$189
Exercisable as of September 30, 2017	3,992,228	$38.70	5.81	$188

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	3,710,985	$34.86	85,766	$34.19
Granted	1,439,433	$77.90	22,900	$84.40
HPE RSUs converted to DXC RSUs due to Merger	95,568	$69.32	—	$—
Options converted to RSUs due to Merger	609,416	$32.58	—	$—
Settled	(1,890,233)	$35.58	(38,800)	$46.14
Canceled/Forfeited	(104,174)	$45.79	—	$—
Outstanding as of September 30, 2017	3,860,995	$50.75	69,866	$44.02

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total share-based compensation cost	$17	$21	$57	$35
Related income tax benefit	$6	$6	$19	$11
Total intrinsic value of options exercised	$45	$10	$74	$54
Tax benefits from exercised stock options and awards	$18	$7	$53	$26

As of September 30, 2017, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $1 million and $146 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.28 years.

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2017	September 30, 2016
Cash paid for:
Interest	$91	$52
Taxes on income, net of refunds	$72	$25

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$3	$28
Capital expenditures through capital lease obligations	$109	$22
Assets acquired under long-term financing	$236	$67
Financing:
Dividends declared but not yet paid	$52	$19
Stock issued for the acquisition of HPES	$9,850	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Enterprise and Cloud Applications provide industry, business process, systems integration, technical delivery experience, and innovation to deliver value across our clients' enterprise application portfolios. The Company's Consulting professionals act as a trusted source for clients in creating bold digital strategies, designing innovative digital experiences, managing complex digital integration, and delivering safe and secure digital operations that help the Company's clients disrupt their industry, without disrupting their business operations. DXC's Application Services offerings utilize the Company's IP and world-class partner ecosystem to modernize and transform its clients' applications landscape, develop and manage their portfolio and roadmap, and execute with precision. In Analytics, DXC offers a complete portfolio of services to rapidly provide insights and drive impactful business outcomes. DXC's Partner Network allows clients to leverage investment while building the analytic solutions of tomorrow. DXC’s industry-aligned IP is centered on the insurance, banking, healthcare, and travel and transportation industries.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions that best address client needs.

United States Public Sector

USPS delivers technology services and business solutions to all levels of government in the United States. USPS helps clients to address their key objectives of: (1) transforming and modernizing through innovation, (2) enhancing security and privacy, (3) improving efficiency and effectiveness, (4) reducing and optimizing costs, and (5) becoming more agile, flexible, and resilient. USPS aims to be a transformation partner that can maximize technology’s potential to create the solutions that matter most to its government clients. USPS supports hundreds of accounts at the federal, state, and local government levels. Commensurate with DXC's strategy of leading the next generation of IT services, USPS is leveraging the Company’s commercial best practices and next-generation offerings to help civilian government agencies address their business issues and provide better and more secure access to citizen services while reducing costs for community & social service, environmental management, education, transportation, and general government & revenue collection.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2017
Revenues	$2,311	$3,142	$710	$6,163	$—	$6,163
Segment profit	$380	$469	$109	$958	$(82)	$876
Depreciation and amortization(1)	$15	$298	$29	$342	$26	$368

Three Months Ended September 30, 2016
Revenues	$1,035	$836	$—	$1,871	$—	$1,871
Segment profit	$105	$66	$—	$171	$(51)	$120
Depreciation and amortization(1)	$27	$102	$—	$129	$16	$145

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2017
Revenues	$4,578	$6,111	$1,387	$12,076	$—	$12,076
Segment profit	$662	$759	$186	$1,607	$(52)	$1,555
Depreciation and amortization(1)	$51	$474	$35	$560	$49	$609

Six Months Ended September 30, 2016
Revenues	$2,084	$1,717	$—	$3,801	$—	$3,801
Segment profit	$215	$117	$—	$332	$(106)	$226
Depreciation and amortization(1)	$56	$209	$—	$265	$32	$297

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $169 million and $22 million for the three months ended September 30, 2017 and 2016, respectively, and $289 million and $36 million for the six months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Profit
Total profit for reportable segments	$958	$171	$1,607	$332
All other profit/loss	(82)	(51)	(52)	(106)
Interest Income	16	8	32	18
Interest expense	(78)	(29)	(154)	(54)
Restructuring costs	(192)	(25)	(382)	(82)
Amortization of acquired intangible assets	(169)	(22)	(289)	(36)
Transaction and integration-related costs	(66)	(53)	(190)	(109)
Income (loss) before income taxes	$387	$(1)	$572	$(37)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at September 30, 2017, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
Remainder of 2018	$191	$180
2019	317	315
2020	249	177
2021	191	52
2022	151	7
Thereafter	697	1
Minimum fixed rentals	1,796	732
Less: Sublease rental income	(143)	—
Totals	$1,653	$732

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of September 30, 2017 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2018	$1,454
2019	2,173
2020	2,102
Thereafter	1,252
Total	$6,981

(1) A significant portion of the minimum purchase commitments in fiscal 2018, 2019 and 2020 relate to the amounts committed under the HPE preferred vendor agreements.

In the normal course of business, the Company may provide certain clients with financial performance guarantees and at times performance letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its condensed consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2017:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Fiscal 2018	Fiscal 2019	Fiscal 2020 and Thereafter	Totals
Surety bonds	$47	$186	$35	$268
Performance letters of credit	161	57	317	535
Stand-by letters of credit	12	6	34	52
Totals	$220	$249	$386	$855

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

Contingencies

Vincent Forcier v. Computer Sciences Corporation and The City of New York: On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively, against CSC and The City of New York. This action arose out of a qui tam complaint originally filed under seal in 2012 by Vincent Forcier, a former employee of CSC. The complaints allege that from 2008 to 2012 New York City and CSC, in its role as fiscal agent for New York City’s Early Intervention Program ("EIP"), a federal program that provides services for infants and toddlers with manifest or potential developmental delays, violated the federal and state False Claims Acts and various common law standards by allegedly orchestrating a billing fraud against Medicaid through the misapplication of default billing codes and the failure to exhaust private insurance coverage before submitting claims to Medicaid. The New York Attorney General’s complaint also alleges that New York City and CSC failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek treble statutory damages, other civil penalties and attorneys’ fees and costs.

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

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. On August 10, 2017, the Court granted in part and denied in part the motions to dismiss, allowing the remaining causes of action to proceed.  The Parties have agreed to a non-binding mediation to take place on November 29, 2017. Commencement of discovery will be stayed pending settlement negotiations. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

Washington, DC Navy Yard Litigation: In December 2013, a wrongful death action was filed in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC, now known as Enterprise Services, LLC (“ES”) and others in connection with the September 2013 Washington, DC Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES’s now terminated subcontractor on ES’s IT services contract with the U.S. Navy (a contract served by USPS). A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES filed motions to dismiss, which the Court has granted in part and denied in part. Discovery is proceeding.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Discovery is completed, and a trial is scheduled to begin on December 5, 2017. The Parties have agreed to a non-binding mediation to take place on November 21, 2017.

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

Discovery was proceeding when on July 20, 2017, the Court granted a motion by the United States for a 90-day stay of discovery pending the completion of a criminal investigation. On September 27, 2017, a grand jury empaneled by the United States District Court for the Central District of California returned an indictment against Pulier, charging him with conspiracy, securities and wire fraud, obstruction of justice, and other violations of federal law (United States v. Eric Pulier,

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

CR 17-599-AB). The Government sought an extension of the stay which the Delaware Court granted on November 3, 2017. The civil action is now stayed pending resolution of the criminal case.

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

Cisco Systems Inc. and Cisco Systems Capital Corporation v. Hewlett-Packard Co.: On August 24, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action against Hewlett Packard Co., now known as HP Inc. ("HP") in California Superior Court, Santa Clara County, for declaratory judgment and breach of contract in connection with a contract to utilize Cisco products and services, and to finance the services through Cisco Capital. HP terminated the contract, and the parties dispute the calculation of the proper cancellation credit. On December 18, 2015, Cisco filed an amended complaint that abandoned the claim for breach of contract set forth in the original complaint, and asserted a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP answered the complaint and filed a counterclaim for breach of contract and declaratory judgment. Discovery is completed, and the trial, originally scheduled for this year, is now scheduled to begin on March 12, 2018. A court-ordered mediation took place on August 30, 2017, but the parties have been unable to reach a settlement. DXC is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and HPE and the subsequent Separation and Distribution Agreement between HPE and DXC.

Kemper Corporate Services, Inc. v. Computer Sciences Corporation: In October 2015, Kemper Corporate Services, Inc. (“Kemper”) filed a demand for arbitration against CSC with the American Arbitration Association (“AAA”), alleging that CSC breached the terms of a 2009 Master Software License and Services Agreement and related Work Orders (the “Agreement”) by failing to complete a software translation and implementation plan by certain contractual deadlines. Kemper claimed breach of contract, seeking approximately $100 million in damages measured in part by the amount of the fees paid under the contract, as well as pre-judgment interest, and in the alternative claimed rescission of the Agreement. CSC answered the demand for arbitration denying Kemper’s claims and asserting a counterclaim for unpaid invoices for services rendered by CSC.

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. In a subsequent ruling, the arbitrator will consider a supplemental award of Kemper's costs of the arbitration including reasonable attorneys’ fees and expenses, and will set out the total amount awarded including prejudgment interest.

The Company disagrees with the decision of the arbitrator, intends to continue to defend itself vigorously, and is reviewing its legal and procedural options going forward.  The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by opt-in plaintiffs who signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration. Accordingly, the Court has stayed the entire action pending arbitration, and administratively closed the case. Plaintiffs have filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature).

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

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counterparties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The consolidated financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. DXC consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

Note 19 - Subsequent Events

On October 11, 2017, the Company announced that it had entered into an Agreement and Plan of Merger with Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp. (“Vencore”), KGS Holding Corp (“KeyPoint”), The SI Organization Holdings LLC and KGS Holding LLC (the “Merger Agreement”). The Merger Agreement provides that the Company will spin off its United States Public Sector business and combine it with Vencore and KeyPoint to form a separate, independent publicly traded company to serve U.S. public sector clients. The formation of the new company is targeted to be completed by the end of March 2018, subject to regulatory and other approvals.

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

•
risks relating to the respective abilities of the parties to the USPS Separation and Mergers (defined below) to satisfy the conditions to, and to otherwise consummate, the USPS Separation and Mergers and to achieve the expected results therefrom; and

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three and six months ended September 30, 2017. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

The MD&A is organized into the following sections:

•	Background

•	Segments and Services

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

Background

DXC is the world's leading independent, end-to-end IT services company, helping clients harness the power of innovation to thrive on change. DXC was formed by the spin-off of HPES on March 31, 2017 and merger of CSC with a wholly owned subsidiary of DXC on April 1, 2017. As a result of the Merger, CSC became a wholly owned subsidiary of DXC. DXC's common stock began trading under the ticker symbol “DXC” on the New York Stock Exchange on April 3, 2017 and is part of Standard & Poor's (S&P) 500 Index.

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

Enterprise and Cloud Applications provide industry, business process, systems integration, technical delivery experience, and innovation to deliver value across our clients' enterprise application portfolios. Our Consulting professionals act as a trusted source for our clients in creating bold digital strategies, designing innovative digital experiences, managing complex digital integration, and delivering safe and secure digital operations that help our clients disrupt their industry, without disrupting their business operations. DXC’s Application Services offerings utilize our IP and world-class partner ecosystem to modernize and transform our clients applications landscape, develop and manage their portfolio and roadmap, and execute with precision. In Analytics, DXC Technology offers a complete portfolio of services to rapidly provide insights and drive impactful business outcomes. Our Partner Network allows you to leverage investment while building the analytic solutions of tomorrow. DXC’s industry-aligned IP is centered on the insurance, banking, healthcare, and travel and transportation industries.

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

United States Public Sector

USPS delivers IT services and business solutions to all levels of government in the United States. USPS helps clients to address their key objectives of: (1) transforming and modernizing through innovation, (2) enhancing security and privacy, (3) improving efficiency and effectiveness, (4) reducing and optimizing costs, and (5) becoming more agile, flexible and resilient. USPS aims to be a transformation partner that can maximize technology’s potential to create the solutions that matter most to its government clients. USPS supports hundreds of accounts at the federal, state, and local government levels. Commensurate with DXC's strategy of leading the next generation of IT services, USPS is leveraging our commercial best practices and next-generation offerings to help civilian government agencies address their business issues and provide better and more secure access to citizen services while reducing costs for community & social service, environmental management, education, transportation, and general government & revenue collection.

Results of Operations

On April 1, 2017, we completed the strategic combination of CSC with HPES to form DXC. See Note 1 - "Summary of Significant Accounting Policies" and Note 3 "Acquisitions". Because it was deemed the accounting acquirer, CSC is considered DXC's predecessor and the historical financial statements of CSC prior to the Merger are reflected in this Quarterly Report on Form 10-Q as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017, included elsewhere in this Quarterly Report on Form 10-Q do not include the financial results of HPES, and therefore, are not directly comparable.

The following table calculates the period over period changes in the unaudited condensed consolidated statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	September 30, 2017	September 30, 2016	Change	Percentage Change (NC)

Revenues	$6,163	$1,871	$4,292	—
Total costs and expenses	5,776	1,872	3,904	—
Income (loss) before income taxes	387	(1)	388	—
Income tax expense (benefit)	122	(22)	144	—
Net income	$265	$21	$244	—

Diluted earnings per share	$0.88	$0.10	$0.78	—

(NC) - Not comparable

	Six Months Ended
(In millions, except per-share amounts)	September 30, 2017	September 30, 2016	Change	Percentage Change (NC)

Revenues	$12,076	$3,801	$8,275	—
Total costs and expenses	11,504	3,838	7,666	—
Income (loss) before income taxes	572	(37)	609	—
Income tax expense (benefit)	134	(38)	172	—
Net income	$438	$1	$437	—

Diluted earnings (loss) per share	$1.43	$(0.04)	$1.47	—

(NC) - Not comparable

Revenues

The following discussion includes comparisons of our results of operations for the three and six months ended September 30, 2017 to our pro forma results of operations for the three and six months ended September 30, 2016. Our pro forma results of operations for the three and six months ended September 30, 2016 are based upon the historical statements of operations of each of CSC and HPES, giving effect to the Merger as if it had been consummated on April 2, 2016. CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and six months ended September 30, 2016 and of HPES for the three and six months ended July 31, 2016.

See "Unaudited Pro Forma Condensed Combined Statement of Operations" below for additional information.

	Three Months Ended
(in millions)	September 30, 2017	September 30, 2016	Change	Percentage Change (NC)
GBS	$2,311	$1,035	$1,276	—
GIS	3,142	836	2,306	—
USPS	710	—	710	—
Total Revenues	$6,163	$1,871	$4,292	—

(NC) - Not comparable

	Three Months Ended
(in millions)	September 30, 2017	Pro Forma September 30, 2016	Change	Percentage Change
GBS	$2,311	$2,392	$(81)	(3.4)%
GIS	3,142	3,289	(147)	(4.5)%
USPS	710	674	36	5.3%
Total Revenues	$6,163	$6,355	$(192)	(3.0)%

	Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	Change	Percentage Change (NC)
GBS	$4,578	$2,084	$2,494	—
GIS	6,111	1,717	4,394	—
USPS	1,387	—	1,387	—
Total Revenues	$12,076	$3,801	$8,275	—

(NC) - Not comparable

	Six Months Ended
(in millions)	September 30, 2017	Pro Forma September 30, 2016	Change	Percentage Change
GBS	$4,578	$4,813	$(235)	(4.9)%
GIS	6,111	6,579	(468)	(7.1)%
USPS	1,387	1,381	6	0.4%
Total Revenues	$12,076	$12,773	$(697)	(5.5)%

As a global company over 56% of our revenues have been earned internationally. As a result, the changes in revenues denominated in currencies other than the U.S. dollar from period to period are impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. The table below summarizes our constant currency revenues for the three and six months ended September 30, 2017 compared to the pro forma three and six months ended September 30, 2016:

	Three Months Ended
(in millions)	September 30, 2017 at Constant Currency	September 30, 2016 Pro Forma	Increase (Decrease) at Constant Currency	Percentage Change
GBS	$2,285	$2,392	$(107)	(4.5)%
GIS	3,117	3,289	(172)	(5.2)%
USPS	710	674	36	5.3%
Total	$6,112	$6,355	$(243)	(3.8)%

	Six Months Ended
(in millions)	September 30, 2017 at Constant Currency	September 30, 2016 Pro Forma	Increase (Decrease) at Constant Currency	Percentage Change
GBS	$4,593	$4,813	$(220)	(4.6)%
GIS	6,160	6,579	(419)	(6.4)%
USPS	1,387	1,381	6	0.4%
Total	$12,140	$12,773	$(633)	(5.0)%

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

On a GAAP basis, total revenues were $6.2 billion and $12.1 billion during the three and six months ended September 30, 2017, respectively, an increase of $4.3 billion and $8.3 billion as compared to the comparable period of the prior fiscal year. The revenue growth is attributed to the Merger involving CSC and HPES.

On a GAAP basis, our GIS segment revenues during the three and six months ended September 30, 2017 were $3.1 billion and $6.1 billion, or 51.0% and 50.6% of total revenues, respectively. Our GIS segment includes our Cloud, Platforms and Infrastructure Technology Outsourcing, Workplace and Mobility and Security solutions businesses. Our GBS segment revenues were $2.3 billion and $4.6 billion, or 37.5% and 37.9% of total revenues, during the three and six months ended September 30, 2017, respectively. Our GBS segment includes Enterprise and Cloud Applications, Consulting Application Services, Analytics, Industry-aligned IP and Business Process Services businesses. Our USPS segment, which was created upon the consummation of the Merger contributed $0.7 billion and $1.4 billion of revenues, or 11.5% of total revenues during the three and six months ended September 30, 2017, respectively. The USPS segment provides both infrastructure and other services similar to our GIS and GBS segments to all levels of government in the United States.

On a pro forma basis, constant currency revenues decreased $243 million, or 3.8%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The constant currency revenues decrease for both our GIS and GBS segments was driven by contracts that concluded or were renewed at a lower rate. These decreases were partially offset by an increase in revenues from new business as well as the contributions from our recent acquisition of Tribridge, primarily within our GBS segment. The $36 million increase in constant currency USPS segment revenues for the three months ended September 30, 2017, as compared to the same period of the prior fiscal year, was due to an increase in pass-through revenues and revenues from new business, partially offset by contracts that concluded or were renewed at a lower rate.

On a pro forma basis, constant currency revenues decreased $633 million, or 5.0%, during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016. The constant currency revenues decrease for both our GIS and GBS segments was driven by contracts that concluded or were renewed at a lower rate, which were more than offset by an increase in revenues from new business as well as the contributions from our recent acquisition of Tribridge, primarily within our GBS segment. The $6 million increase in constant currency USPS segment revenues for the six months ended September 30, 2017, as compared to the same period of the prior fiscal year, was due to an increase in revenues from new business and pass-through revenues, partially offset by contracts that concluded or were renewed at a lower rate.

For the three months ended September 30, 2017, GIS, GBS and USPS contract awards were $2.8 billion, $2.5 billion and $0.6 billion, respectively. For the six months ended September 30, 2017, GIS, GBS and USPS contract awards were $6.5 billion, $4.9 billion and $0.8 billion, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,312	$1,363	70.0%	72.9%	(2.9)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	672	293	10.9	15.7	(4.8)
Depreciation and amortization	537	167	8.7	8.9	(0.2)
Restructuring costs	192	25	3.1	1.3	1.8
Interest expense	78	29	1.3	1.5	(0.2)
Interest income	(16)	(8)	(0.3)	(0.4)	0.1
Other (income) expense, net	1	3	—	0.2	(0.2)
Total costs and expenses	$5,776	$1,872	93.7%	100.1%	(6.4)%

	Six Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,100	$2,784	75.4%	73.3%	2.1%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,082	598	9.0	15.7	(6.7)
Depreciation and amortization	898	333	7.4	8.8	(1.4)
Restructuring costs	382	82	3.2	2.2	1.0
Interest expense	154	54	1.3	1.4	(0.1)
Interest income	(32)	(18)	(0.3)	(0.5)	0.2
Other (income) expense, net	(80)	5	(0.7)	0.1	(0.8)
Total costs and expenses	$11,504	$3,838	95.3%	101.0%	(5.7)%

Costs of Services

Cost of services excluding depreciation and amortization and restructuring costs ("COS") was $4.3 billion and $9.1 billion for the three and six months ended September 30, 2017, respectively. The $2.9 billion and $6.3 billion increase in COS, as compared to the same periods of the prior fiscal year, was driven by the Merger offset by reduction in costs associated with workforce and facilities optimization. COS for the three months ended September 30, 2017 included certain adjustments related to the prior interim period, including a cumulative purchase price accounting adjustment of $(92) million as a result of change in lease classification and related fair value adjustment (see Note 3 - "Acquisitions"), and a classification correction of $(126) million (see Note 1 - "Summary of Significant Accounting Policies").

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs ("SG&A") was $672 million and $1,082 million for the three and six months ended September 30, 2017, respectively. The $379 million and $484 million increase in SG&A, as compared to the same periods of the prior fiscal year, was driven by the Merger. Integration and transaction-related costs of $66 million and $190 million were included in SG&A for the three and six months ended September 30, 2017, respectively, as compared to $53 million and $109 million for the comparable periods of the prior fiscal year. SG&A for the three months ended September 30, 2017 included a $126 million classification adjustment related to the prior interim period (see Note 1 - "Summary of Significant Accounting Policies").

Depreciation and Amortization

Depreciation expense increased $142 million and amortization expense increased $228 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. For the six months ended September 30, 2017, depreciation expense increased $213 million and amortization expense increased $352 million, compared to the six months ended September 30, 2016. The increase in depreciation and amortization expense ("D&A") was attributed to acquired property and equipment and intangible assets associated with the Merger. D&A for the three months ended September 30, 2017 included a cumulative purchase price accounting adjustment attributed to the prior interim period of $75 million which was primarily the result of change in lease classification and related fair value adjustment (see Note 3 - "Acquisitions").

Restructuring Costs

During the six months ended September 30, 2017, management approved the Fiscal 2018 Plan to optimize operations in response to a continuing business contraction. The additional restructuring initiatives are intended to reduce our core structure and related operating costs, improve our competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and rebalancing the pyramid structure. Additionally, this plan includes global facility restructuring, including a global datacenter restructuring program.

During the three and six months ended September 30, 2017, restructuring costs, net of reversals, were $192 million and $382 million, respectively, as compared with $25 million and $82 million during the comparable periods of the prior fiscal year. The year-over-year increase in restructuring costs was due to the implementation of the Fiscal 2018 Plan. Restructuring costs included pension benefit augmentations owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 11 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the three and six months ended September 30, 2017 increased $49 million and $100 million over the same periods of the prior fiscal year, respectively. Interest income for the three and six months ended September 30, 2017 increased $8 million and $14 million over the same periods of the prior fiscal year, respectively. The year-over-year increase in interest expense and interest income was due to the Merger. The increase in interest expense for the six months ended September 30, 2017 includes interest expense associated with $5.5 billion of acquired debt; see Note 3 - "Acquisitions"

Other Expense (Income), Net

Other expense (income), net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $85 million increase in other income for the six months ended September 30, 2017 over the six months ended September 30, 2016 was due to foreign currency gain related to a change in the functional currency of a European holding company.

Taxes

The Company's income tax expense (benefit) was $122 million and $(22) million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $134 million and $(38) million for the six months ended September 30, 2017 and September 30, 2016, respectively. For the three and six months ended September 30, 2017, the primary drivers of the ETR were the global mix of income, the reduction of a deferred tax liability recorded on the outside basis difference of an HPES foreign subsidiary due to current year earnings and taxes, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of CSC. The primary drivers of the ETR for the three and six months ended September 30, 2016 were the global mix of income, excess tax benefits related to employee share-based payment awards and the release of a valuation allowance on deferred tax assets of CSC in a non-U.S. jurisdiction.

Except for the uncertain tax liabilities acquired as a result of the Merger, there were no material changes to uncertain tax positions during fiscal 2018. For further discussion of these uncertain tax positions, please refer to Note 13 - "Income Taxes."

Earnings (Loss) per Share

Diluted EPS for the three and six months ended September 30, 2017 increased $0.78 and $1.47, respectively, from the same periods a year ago. The increase for the three and six months ended September 30, 2017 was due to increases of $241 million and $421 million, respectively, in net income attributable to DXC common stockholders, partially offset by an increase in weighted average common shares outstanding for diluted EPS attributable to capital restructuring associated with the Merger. The increase in Diluted EPS for the three months ended September 30, 2017, included an increase of $0.13 due to cumulative adjustments attributed to the prior interim period resulting from change in lease classification and related fair value adjustment (see Note 3 - "Acquisitions").

Unaudited Pro Forma Condensed Combined Statement of Operations

In an effort to provide investors with additional information, we are disclosing certain unaudited pro forma financial information of DXC for the three and six months ended September 30, 2016 as supplemental information herein. The following unaudited pro forma condensed combined statement of operations of DXC (the “unaudited pro forma statement of operations”) is for the three and six months ended September 30, 2016 after giving effect to the Merger. See Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "Acquisitions" to the financial statements for additional information.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. Every fifth year included an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and six months ended September 30, 2016 and of HPES for the three and six months ended July 31, 2016.

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016

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

The adjustments included in the unaudited pro forma statement of operations were based upon currently available information and assumptions that management of DXC believes to be reasonable. The unaudited pro forma statement of operations is for informational purposes only and is not intended to represent or to be indicative of the actual results of operations that the combined company would have reported had the Merger been completed on April 2, 2016, and should not be taken as being indicative of DXC’s future consolidated financial results. The unaudited pro forma statement of operations should be read in conjunction with Exhibit 99.2 of the previously filed Form 8-K/A that DXC filed with the SEC on June 14, 2017, including the accompanying notes.

DXC TECHNOLOGY COMPANY
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016

	Historical
(in millions, except per-share amounts)	CSC for the Three Months Ended September 30, 2016	HPES for the Three Months Ended July 31, 2016	Reclassifications		Merger Adjustments	Pro Forma combined

Revenues	$1,871	$4,484	$—		$—	$6,355

Costs of services (excludes depreciation and amortization and restructuring costs)	1,363	3,833	(272)		84	5,008
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	293	530	(82)		(81)	660
Depreciation and amortization	167	99	357	371	(83)	540
Restructuring costs	25	276	—		—	301
Transaction costs	—	3	(3)		—	—
Interest expense	29	—	50		10	89
Interest income	(8)	—	(12)		—	(20)
Other expense, net	3	—	5		—	8
Total costs and expenses	1,872	4,741	43		(70)	6,586

Interest and other, net	—	(44)	44		—	—
Loss before income taxes	(1)	(301)	1		70	(231)
Income tax benefit	(22)	(110)	—		24	(108)
Net income (loss)	21	(191)	1		46	(123)
Less: net income attributable to non-controlling interest, net of tax	6	—	1		—	7
Net loss attributable to DXC common stockholders	$15	$(191)	$—		$46	$(130)

Loss per common share:
Basic	$0.11					$(0.46)
Diluted	$0.10					$(0.46)

Weighted-average common shares:
Basic	140.53					283.16
Diluted	143.78					283.16

DXC TECHNOLOGY COMPANY
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016

	Historical
(in millions, except per-share amounts)	CSC for the Six Months Ended September 30, 2016	HPES for the Six Months Ended July 31, 2016	Reclassifications		Merger Adjustments	Pro Forma combined

Revenues	$3,801	$8,972	$—		$—	$12,773

Costs of services (excludes depreciation and amortization and restructuring costs)	2,784	7,722	(551)		323	10,278
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	598	1,005	(164)		(69)	1,370
Depreciation and amortization	333	199	728	371	(164)	1,096
Restructuring costs	82	350	—		—	432
Transaction costs	—	13	(13)		—	—
Interest expense	54	—	99		24	177
Interest income	(18)	—	(23)		—	(41)
Other expense, net	5	—	9		—	14
Total costs and expenses	3,838	9,289	85		114	13,326

Interest and other, net	—	(87)	87		—	—
Loss before income taxes	(37)	(404)	2		(114)	(553)
Income tax benefit	(38)	(93)	—		(18)	(149)
Net income (loss)	1	(311)	2		(96)	(404)
Less: net income attributable to non-controlling interest, net of tax	7	—	2		—	9
Net loss attributable to DXC common stockholders	$(6)	$(311)	$—		$(96)	$(413)

Loss per common share:
Basic	$(0.04)					$(1.46)
Diluted	$(0.04)					$(1.46)

Weighted-average common shares:
Basic	139.76					283.16
Diluted	139.76					283.16

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

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP or pro forma basis. These non-GAAP financial measures exclude certain items from GAAP results that DXC management believes are not indicative of core operating performance. DXC management believes these non-GAAP measures provide investors supplemental information about the financial performance of DXC exclusive of the impacts of corporate wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	September 30, 2017	Pro Forma September 30, 2016	Change	Percentage Change
Income (loss) before income taxes	$387	$(231)	$618	(267.5)%
Non-GAAP income before income taxes	$814	$311	$503	161.7%
Net income (loss)	$265	$(123)	$388	(315.4)%
Adjusted EBIT	$876	$380	$496	130.5%

	Six Months Ended
(in millions)	September 30, 2017	Pro Forma September 30, 2016	Change	Percentage Change
Income (loss) before income taxes	$572	$(553)	$1,125	(203.4)%
Non-GAAP income before income taxes	$1,433	$554	$879	158.7%
Net income (loss)	$438	$(404)	$842	(208.4)%
Adjusted EBIT	$1,555	$690	$865	125.4%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges

•	Transaction and integration-related costs - reflects costs related to integration planning, financing, and advisory fees associated with the Merger and other acquisitions.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Pension and OPEB actuarial and settlement losses - reflects pension and OPEB actuarial and settlement gains and losses from mark-to-market accounting.

•	Certain overhead costs - reflects certain fiscal 2017 HPE costs allocated to HPES that are expected to be largely eliminated on a prospective basis.

•
Tax adjustment - reflects the application of an approximate 27.5% pro forma tax rate for fiscal 2017 periods, which is the midpoint of prospective targeted effective tax rate range of 25% to 30% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,312	$—	$—	$—	$4,312
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	672	—	(66)	—	606

Income before income taxes	387	192	66	169	814
Income tax expense	122	46	23	57	248
Net income	265	146	43	112	566
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	9
Net income (loss) attributable to DXC common stockholders	$256	$146	$43	$112	$557

Effective Tax Rate	31.5%				30.5%

Basic EPS	$0.90	$0.51	$0.15	$0.39	$1.96
Diluted EPS	$0.88	$0.50	$0.15	$0.39	$1.93

Weighted average common shares outstanding for:
Basic EPS	284.87	284.87	284.87	284.87	284.87
Diluted EPS	289.29	289.29	289.29	289.29	289.29

	Six Months Ended September 30, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,100	$—	$—	$—	$9,100
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,082	—	(190)	—	892

Income before income taxes	572	382	190	289	1,433
Income tax expense	134	91	64	103	392
Net income	438	291	126	186	1,041
Less: net income attributable to non-controlling interest, net of tax	23	—	—	—	23
Net income (loss) attributable to DXC common stockholders	$415	$291	$126	$186	$1,018

Effective Tax Rate	23.4%				27.4%

Basic EPS	$1.46	$1.02	$0.44	$0.65	$3.58
Diluted EPS	$1.43	$1.01	$0.44	$0.64	$3.52

Weighted average common shares outstanding for:
Basic EPS	284.35	284.35	284.35	284.35	284.35
Diluted EPS	289.38	289.38	289.38	289.38	289.38

A reconciliation of pro forma combined results to pro forma non-GAAP results for the three and six months ended September 30, 2016 is as follows:

	Three Months Ended September 30, 2016
(in millions, except per-share amounts)	Pro Forma Combined	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangibles	Certain Overhead Costs	Tax Adjustment	Pro Forma Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,008	$—	$—	$—	$—	$—	$5,008
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	660	—	(70)	—	(51)	—	$539

(Loss) income, before income taxes	(231)	301	70	120	51	—	311
Income tax (benefit) expense	(108)	—	—	—	—	194	86
Net (loss) income	(123)	301	70	120	51	(194)	225
Less: net income attributable to non-controlling interest, net of tax	7	—	—		—	—	7
Net (loss) income attributable to DXC common stockholders	$(130)	$301	$70	$120	$51	$(194)	$218

Effective Tax Rate	46.8%						27.7%

Basic EPS	$(0.46)	$1.06	$0.25	$0.42	$0.18	$(0.69)	$0.77
Diluted EPS	$(0.46)	$1.05	$0.24	$0.42	$0.18	$(0.68)	$0.76

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	286.41	286.41	286.41	286.41	286.41	286.41

	Six Months Ended September 30, 2016
(in millions, except per-share amounts)	Pro Forma Combined	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangibles	Pension and OPEB Actuarial and Settlement Losses	Certain Overhead Costs	Tax Adjustment	Pro Forma Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$10,278	$—	$—	$—	$(150)	$—	$—	$10,128
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,370	—	(156)	—	(48)	(88)	—	$1,078

(Loss) income, before income taxes	(553)	432	156	233	198	88	—	554
Income tax (benefit) expense	(149)	—	—	—	—	—	302	153
Net (loss) income	(404)	432	156	233	198	88	(302)	401
Less: net income attributable to non-controlling interest, net of tax	9	—	—		—	—	—	9
Net (loss) income attributable to DXC common stockholders	$(413)	$432	$156	$233	$198	$88	$(302)	$392

Effective Tax Rate	26.9%							27.6%

Basic EPS	$(1.46)	$1.53	$0.55	$0.82	$0.70	$0.31	$(1.07)	$1.38
Diluted EPS	$(1.46)	$1.51	$0.54	$0.81	$0.69	$0.31	$(1.05)	$1.37

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	286.54	286.54	286.54	286.54	286.54	286.54	286.54

Reconciliation of adjusted EBIT and pro forma adjusted EBIT to net income (loss) and pro forma net income (loss):

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2017	Pro Forma September 30, 2016	September 30, 2017	Pro Forma September 30, 2016
Net income (loss)	$265	$(123)	$438	$(404)
Income tax expense (benefit)	122	(108)	134	(149)
Interest income	(16)	(20)	(32)	(41)
Interest expense	78	89	154	177
EBIT	449	(162)	694	(417)
Restructuring	192	301	382	432
Transaction and integration-related costs	66	70	190	156
Amortization of intangible assets	169	120	289	233
Pension and OPEB actuarial and settlement losses	—	—	—	198
Certain overhead costs	—	51	—	88
Adjusted EBIT	$876	$380	$1,555	$690

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2017, our cash and cash equivalents were $2.7 billion, of which $1.4 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. If additional funds held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, for certain subsidiaries, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.

Cash and cash equivalents ("cash") increased $1.4 billion during the first six months of fiscal 2018 to $2.7 billion, primarily due to the Merger. The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2017	September 30, 2016	Change
Net cash provided by operating activities	$1,543	$242	$1,301
Net cash (used in) provided by investing activities	437	(721)	1,158
Net cash (used in) provided by financing activities	(621)	376	(997)
Effect of exchange rate changes on cash and cash equivalents	49	(21)	70
Net increase (decrease) in cash and cash equivalents	$1,408	$(124)	$1,532
Cash and cash equivalents at beginning-of-year	1,263	1,178
Cash and cash equivalents at the end-of-period	$2,671	$1,054

Net cash provided by operating activities during the six months ended September 30, 2017 was $1,543 million as compared to $242 million during the comparable period of the prior fiscal year. The increase of $1,301 million was predominately due to an increase in net income of $437 million, additional depreciation expense of $565 million and an increase in working capital movements of $347 million. The cash provided by operating activities during the first six months of fiscal 2018 included a reduction in unrealized foreign currency exchange loss of $86 million, comprised of a $4 million loss in fiscal 2018 compared to a $90 million loss in fiscal 2017.

Net cash provided by investing activities during the six months ended September 30, 2017 was $437 million as compared to net cash used by investing activities of $721 million during the comparable period of the prior fiscal year. The increase of $1,158 million was predominately due to cash provided by acquisitions of $822 million, compared to net cash paid for acquisitions of $434 million in the comparable period of the prior fiscal year. The increase in cash provided by acquisitions is offset by additional cash payments for outsourcing contract costs of $127 million.

Net cash used in financing activities during the six months ended September 30, 2017 was $621 million as compared to net cash provided by financing activities of $376 million during the comparable period of the prior fiscal year. The decrease in cash from financing activities of $997 million was primarily due to a decrease in credit facility draws, net of repayments of $726 million, additional payments on capitalized lease obligations of $348 million and additional payments on long-term debt obligations of $1,016 million. These cash outflows were offset by draws on long-term debt of $508 million and cash proceeds from bond issuance of $647 million.

Capital Resources

See Note 18 - "Commitments and Contingencies" to the financial statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

	As of
(in millions)	September 30, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt	$2,200	$738
Long-term debt, net of current maturities	6,325	2,225
Total debt	$8,525	$2,963

The $5.6 billion increase in total debt during the six months ended September 30, 2017 was attributed primarily to debt assumed in the Merger.

During the six months ended September 30, 2017 we increased commitments under our revolving credit facility to approximately $3.8 billion from $3.0 billion pre-Merger and completed a senior bond offering in an aggregate principal amount of $650 million due 2021, the proceeds of which were used to retire the outstanding USD term loan due 2021. During the six months ended September 30, 2017, DXC entered into an unsecured €400 million term loan agreement maturing in 2018 and entered into amendments to its existing AUD term loan to increase total borrowings to AUD $275 million. The proceeds from these borrowings were used to pay down term loans maturing in 2022 and to repay drawn revolving credit facilities.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2017 and September 30, 2016. For more information on our debt, see Note 10 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2017	March 31, 2017
Total debt	$8,525	$2,963
Cash and cash equivalents	2,671	1,263
Net debt(1)	$5,854	$1,700

Total debt	$8,525	$2,963
Equity	12,507	2,166
Total capitalization	$21,032	$5,129

Debt-to-total capitalization	41%	58%
Net debt-to-total capitalization(1)	28%	33%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization was primarily due to a $4.2 billion increase in net debt and a $10.3 billion increase in equity, which were primarily a result of the Merger.

As of September 30, 2017, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	A-2

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. However, there can be no guarantee that we will be able to obtain debt financing on acceptable terms in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	September 30, 2017
Cash and cash equivalents	$2,671
Available borrowings under our revolving credit facility	3,425
Available borrowings under our lease credit facility	62
Total liquidity	$6,158

Share Repurchases

During the first three months of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 and no end date was established.  During the six months ended September 30, 2017, we repurchased 841,505 shares of our common stock, at an aggregate cost of $66 million.

Dividends

During the first three months of fiscal 2018, we announced a dividend policy targeting $0.18 per share beginning with our declaration date in June 2017 for the first quarter of fiscal 2018, and $0.72 per share for full year fiscal 2018, subject to customary board review and approval prior to declaration. During the six months ended September 30, 2017, we declared cash dividends to our stockholders of $0.36 per share, or approximately $105 million in the aggregate.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility, receivables sales arrangements and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 of CSC's Annual Report on Form 10-K other than as disclosed below and in our guarantees detail which has been updated in Note 5 - "Sale of Receivables," and Note 18 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Supply Chain Finance

We are occasionally asked by our clients to participate in Supply Chain Finance ("SCF") or "reverse-factoring" programs where the client encourages us to assign and sell our receivables due from the client to a bank or banks of the client's choice. Such receivables sales are conducted under a true-sale arrangement where in exchange for assignment of the client receivables claim, we receive cash on an expedited basis. We may participate in such SCF programs based upon our assessment of financial terms, credit risk, liquidity risk, and other policy parameters. These SCF programs are an additional component of our working capital management strategy that can help us maintain diversity of liquidity sources among a variety of receivables securitization and monetization strategies. Our participation in SCF programs may increase as these forms of supply chain finance become more prevalent. During the six months ended September 30, 2017, the Company sold and collected $178 million of receivables under SCF programs.

Contractual Obligations

DXC's contractual obligations have materially changed since April 1, 2017, as a result of the Merger. Significant increases in debt included $1.8 billion in senior notes and $2.0 billion in term loans, see Note 10 - "Debt" for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2017 to September 30, 2017 as a result of the Merger. The following table summarizes our contractual obligations as of September 30, 2017:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$104	$1,204	$2,208	$2,238	$5,754
Capitalized lease liabilities	384	900	91	4	1,379
Operating leases	371	1,058	401	698	2,528
Purchase obligations(2)	1,454	4,275	804	448	6,981
Interest and preferred dividend payments (3)	197	361	276	402	1,236
Totals(4)	$2,510	$7,798	$3,780	$3,790	$17,878

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

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates of completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenues using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenues recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 2% of our revenues.

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

Multiple-element arrangements

Many of our contracts require us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, when considered appropriate, how the total revenues should be allocated among the elements and the timing of revenue recognition for each element. If vendor specific objective evidence is not available, allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on third party evidence or management's best estimate of selling price for the deliverables when third party evidence ("TPE") is not available. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources such as published list prices, quoted market prices, and industry reports to estimate TPE. We establish a best estimate of selling price consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total revenues have been allocated to the various contract elements, revenues for each element are recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

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

As part of HPES acquisition accounting, we have recorded an estimated liability of $570 million for U.S. income taxes or additional non-U.S. taxes on the cumulative historical taxable earnings of non-U.S. HPES subsidiaries and an estimated liability of $67 million for India dividend distribution tax. With regard to non-U.S. earnings indefinitely reinvested outside the United States, we use the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our historical India operations as these earnings are permanently reinvested. If we change our intent and distribute such earnings either in the form of a dividend or a share buyback, higher dividend distribution tax or share buyback tax will be incurred as a result of additional legislation effective in May 2015 related to the India Finance Act of 2013 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the deferred tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the deferred tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $1.1 billion as of March 31, 2017 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

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

The UK Finance Bill 2017-19 ("U.K. Finance Act"), which is expected to be enacted by the end of 2017, brings back measures deferred from the UK Finance Act 2017. The legislation is expected to impose restrictions on the utilization of prior period losses against current period profits, limitations on interest deductions and changes to anti-hybrid rules. As the legislation has not yet been enacted, we have not yet at this stage determined the impact of the U.K. Finance Act on our future financial results in the United Kingdom. When fully enacted, the provisions of the U.K. Finance Act are expected to take effect from April 1, 2017.

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

Presented below is a description of our risks together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates. In order to determine the impact of changes in interest rates on our future results of operations and cash flows, we calculated the increase or decrease in the index underlying these rates. We estimate the fair value of our long-term debt primarily using an expected present value technique using interest rates offered to us for instruments with similar terms and remaining maturities. The foreign currency model incorporates the impact of diversification from holding multiple currencies and the correlation of revenues, costs, and any related short-term contract financing in the same currency. These analyses reflect management's view of changes that are reasonably possible to occur over a one-year period. Our market risk exposures relative to interest rates and currency rates, as discussed below, have not changed materially as compared to prior fiscal year due to the Merger.

Interest Rate Risk

As of September 30, 2017, we had outstanding debt with varying maturities for an aggregate carrying amount of $8.5 billion, of which $4.4 billion was floating rate debt. Most of our variable interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our Interest expense. Pursuant to our interest rate and risk management strategy we had a series of interest rate swap agreements with a total notional amount of $623 million. These instruments hedged the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted $623 million of our floating interest rate debt into fixed interest rate debt. As of September 30, 2017, an assumed 10% unfavorable change in interest rates would not be material to our condensed consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have had a material impact on our financial statements as we do not record our debt at fair value.

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into certain contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs, and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during the three and six months ended September 30, 2017 due primarily to the volatility of the Euro in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within Other (income) expense, net in the condensed consolidated statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in Accumulated other comprehensive income, net of taxes in the condensed consolidated statements of comprehensive income and subsequently classified into Net income in the period during which the hedged transactions are recognized in Net income. During fiscal 2018, approximately 56% of our revenues were generated outside of the United States. An unfavorable 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6%, or $673 million. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our Income before income taxes. As such, in the view of management, the resulting impact would not be material to our condensed consolidated results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017, and continuing during the three months ended September 30, 2017, we implemented a new consolidation and reporting system which consolidates the results of all our subsidiaries including the entities acquired in the Merger. We have modified, and will continue to monitor and evaluate, our internal controls relating to our consolidation and reporting processes throughout the system implementation, which is expected to progress through the end of the third quarter of fiscal 2018. While our management believes that this new system and the related changes to internal controls will ultimately strengthen our internal controls over financial reporting, there are inherent risks in implementing any new software system and we will continue to evaluate and test control changes in order to certify in Management's Annual Report on Internal Control over Financial Reporting as of our fiscal year ending March 31, 2018 on the effectiveness, in all material respects, of our internal controls over financial reporting.

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2017, on April 1, 2017, we completed the strategic combination of CSC with HPES to form DXC, see Note 3 - "Acquisitions" for further information. DXC common stock began regular-way trading under the symbol "DXC" on the New York Stock Exchange on April 3, 2017.  As part of our ongoing integration activities, we continue to evaluate our internal controls and procedures to the acquired business and to adjust and augment our company-wide controls and our integration controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the three and six months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including the risks discussed in Part II, Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, the additional risks listed below, as well as other variables and should not be relied upon to project future period results.

Risks Related to the Proposed USPS Separation and Mergers (defined below)

The proposed USPS Separation and Mergers are contingent upon the satisfaction of a number of conditions, and the USPS Separation and Mergers may not be consummated on the terms or timeline currently contemplated.

On October 11, 2017, our board of directors unanimously approved a plan to combine our USPS business with Vencore Holding Corporation (“Vencore”) and KGS Holding Corporation (“KeyPoint”) to form a separate, independent publicly traded company to serve U.S. public sector clients (the “USPS Separation and Mergers”). We currently expect that the USPS Separation and Mergers, if completed, will occur by the end of March 2018.

As previously announced, aspects of the proposed USPS Separation and Mergers are expected to include: (1) the transfer by DXC of certain subsidiary entities holding our USPS business to Ultra SC Inc. (“Ultra SpinCo”) (the “USPS Reorganization”); (2) the receipt by DXC of $1.05 billion in consideration from Ultra SpinCo via a cash distribution and/or issuance of Ultra SpinCo debt securities (the “Distribution Consideration”) as part of the USPS Reorganization; (3) the distribution by DXC to its stockholders of all of the issued and outstanding shares of common stock, par value $0.01 per share, of Ultra SpinCo by way of a pro rata dividend (the “Distribution,” and together with the USPS Reorganization, the “USPS Separation”); and (4) the acquisition of Vencore and KeyPoint by Ultra SpinCo in exchange for Ultra SpinCo common shares and approximately $400 million of cash merger consideration (the “Mergers”). Upon consummation of the USPS Separation and Mergers, DXC shareholders are expected to own approximately 86 percent of the combined company’s common shares, and funds managed by Veritas Capital and its affiliates are expected to own approximately 14% of the combined company’s common shares.

The terms and conditions of the USPS Separation and Mergers are as set forth in an Agreement and Plan of Merger dated as of October 11, 2017 by and among DXC, Ultra SpinCo, Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore, KeyPoint, The SI Organization Holdings LLC and KGS Holding LLC (the “Merger Agreement”) and, further to the Merger Agreement, other separation agreements to be entered into by and between DXC and Ultra SpinCo prior to completion of the USPS Separation and Mergers (the “Separation Agreements”).

The consummation of the Mergers is subject to certain conditions, including (i) the completion of the USPS Reorganization, the payment of the Distribution Consideration, and the completion of the Distribution, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and the approval for listing on the New York Stock Exchange or the NASDAQ Global Market of the shares of Ultra SpinCo common stock to be issued in the Distribution, (iv) the accuracy of the parties’ representations and warranties and the performance of their respective covenants contained in the Merger Agreement, and (v) our receipt of an opinion of tax counsel to the effect that the USPS Separation should qualify as a tax-free transaction for U.S. federal income tax purposes. For these and other reasons, the USPS

Separation and Mergers may not be completed by the end of March 2018 or otherwise on the terms or timeline contemplated, if at all.

The proposed USPS Separation and Mergers may result in disruptions to relationships with customers and other business partners or may not achieve the intended results.

If we complete the proposed USPS Separation and Mergers, there can be no assurance that we will be able to realize the intended benefits of the transactions or that the combined company will perform as anticipated. Specifically, the proposed transactions could cause disruptions in our remaining businesses, the USPS business and the Vencore and KeyPoint businesses, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services or other potential effects relating to organizational conflict of interest (“OCI”) issues, including action to mitigate or avoid OCIs or lost business opportunity. If the USPS business and the Vencore and KeyPoint businesses face difficulties in integrating their businesses, or the Vencore and KeyPoint businesses face difficulties in their businesses generally, the USPS Separation and Mergers, if completed, may not achieve the intended results.

Further, it is possible that current or prospective employees of the USPS business or the Vencore and KeyPoint businesses could experience uncertainty about their future roles with the combined company, which could harm the ability of the USPS business or the Vencore and KeyPoint businesses to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses, the USPS business or the Vencore and KeyPoint businesses, the financial condition of such businesses and their results of operations and prospects.

The actions required to implement the USPS Separation and Mergers will take significant management time and attention and may require us to incur significant costs.

The USPS Separation and Mergers will require significant amounts of management's time and resources, which will be in addition to and may divert management's time and attention from the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we may incur significant costs in connection with the USPS Separation and Mergers. These costs must be paid regardless of whether the USPS Separation and Mergers are consummated. The Merger Agreement contains certain termination rights for DXC, Vencore and KeyPoint. The Merger Agreement further provides that, if the Distribution is not completed in accordance with the terms and conditions of the Separation Agreements on or before October 1, 2018, a termination fee of $50,000,000 may be payable by DXC to Vencore and KeyPoint upon termination of the Merger Agreement under specified circumstances.

The proposed USPS Separation and Mergers could result in substantial tax liability to DXC and our stockholders.

Among the conditions to completing the USPS Separation and Mergers will be our receipt of a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation should qualify as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) each of DXC and Ultra SpinCo should be a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the Distribution should qualify as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the Mergers should cause Section 355(e) of the Code to apply to the Distribution.

The opinion of counsel we receive will be based on, among other things, various factual representations and assumptions, as well as certain undertakings made by DXC and Ultra SpinCo. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, the conclusions reached in the opinion could be adversely affected and the USPS Separation may not qualify for tax-free treatment. Furthermore, an opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or the courts. Accordingly, no assurance can be given that the IRS will not challenge the conclusions set forth in the opinion or that a court would not sustain such a challenge. If, notwithstanding our receipt of the opinion, the USPS Separation is determined to be taxable, we would recognize taxable gain as if we had sold the shares of Ultra SpinCo in a taxable sale for its fair market value, which could result in a substantial tax liability. In addition, if the USPS Separation is determined to be taxable, each holder of our common stock who receives shares of Ultra SpinCo would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares received, which could materially increase such holder’s tax liability.

Even if the USPS Separation otherwise qualifies as a tax-free transaction, the Distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Ultra SpinCo are deemed to be part of a plan or series of related transactions that includes the Distribution. In this event, the resulting tax liability could be substantial. In connection with the USPS Separation, we expect to enter into a tax matters agreement with Ultra SpinCo, under which it will agree not to undertake any transaction without our consent that could reasonably be expected to cause the USPS Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities could be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2017 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	441,505	$78.05	441,505	$1,946,193,961
August 1, 2017 to August 31, 2017	150,000	$78.65	150,000	$1,934,396,361
September 1, 2017 to September 30, 2017	—	$—	—	$1,934,396,361

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
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017 by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp.,The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed October 13, 2017) (file no. 001-38033))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2	Bylaws of DXC Technology Company, effective April 1, 2017 (incorporated by reference to Exhibit 3.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Everett SpinCo, Inc.'s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017 between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017 between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017 between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.6
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.7
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.8
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

10.1
Guaranty, dated as of July 14, 2017 between DXC Technology Company and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.2
Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 between Enterprise Services LLC, The Bank of Tokyo Mitsubishi UFJ, Ltd., The Bank of Nova Scotia and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.3
Term Loan Credit Agreement, dated as of September 14, 2017 among ES Sinope Holding B.V., as borrower, the lenders from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Form 8-K (filed September 18, 2017) (file no. 001-38033))

10.4*	Amendment to the DXC Technology Company Deferred Compensation Plan, effective as of January 1, 2018
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or agreement ** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 7, 2017	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer