Form 10-Q
period 2017-12-31
DXC Technology Co
filed 2018-02-09
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

285,687,865 shares of common stock, par value $0.01 per share, were outstanding as of January 22, 2018.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2017 and December 30, 2016 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2017 and December 30, 2016 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and December 30, 2016 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended December 31, 2017 and December 30, 2016 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	7
Note 2–Recent Accounting Pronouncements	8
Note 3–Acquisitions	9
Note 4–Earnings Per Share	16
Note 5–Sale of Receivables	16
Note 6–Fair Value	18
Note 7–Derivative Instruments	19
Note 8–Intangible Assets	22
Note 9–Goodwill	23
Note 10–Debt	24
Note 11–Restructuring Costs	26
Note 12–Pension and Other Benefit Plans	27
Note 13–Income Taxes	29
Note 14–Stockholders' Equity	32
Note 15–Stock Incentive Plans	33
Note 16–Cash Flows	36
Note 17–Segment Information	37
Note 18–Commitments and Contingencies	39

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016

Revenues	$6,186	$1,917	$18,262	$5,718

Costs of services (excludes depreciation and amortization and restructuring costs)	4,521	1,347	13,621	4,131
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	475	333	1,557	931
Depreciation and amortization	481	161	1,379	494
Restructuring costs	213	3	595	85
Interest expense	77	33	231	87
Interest income	(27)	(8)	(59)	(26)
Other expense (income), net	8	(2)	(72)	3
Total costs and expenses	5,748	1,867	17,252	5,705

Income before income taxes	438	50	1,010	13
Income tax (benefit) expense	(341)	13	(207)	(25)
Net income	779	37	1,217	38
Less: net income attributable to non-controlling interest, net of tax	3	6	26	13
Net income attributable to DXC common stockholders	$776	$31	$1,191	$25

Income per common share:
Basic	$2.72	$0.22	$4.18	$0.18
Diluted	$2.68	$0.21	$4.11	$0.17

Cash dividend per common share	$0.18	$0.14	$0.54	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016

Net income	$779	$37	$1,217	$38
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(47)	(174)	62	(180)
Cash flow hedges adjustments, net of tax (2)	5	6	—	15
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(3)	(3)	(10)	(10)
Pension and other post-retirement benefit plans, net of tax	(3)	(3)	(10)	(10)
Other comprehensive income (loss), net of taxes	(45)	(171)	52	(175)
Comprehensive income (loss)	734	(134)	1,269	(137)
Less: comprehensive income attributable to non-controlling interest	6	6	34	13
Comprehensive income (loss) attributable to DXC common stockholders	$728	$(140)	$1,235	$(150)

(1)
Tax expense related to foreign currency translation adjustments was $14 and $77, respectively, for the three and nine months ended December 31, 2017, and $0 and $1 for the three and nine months ended December 30, 2016, respectively.

(2)	Tax expense related to cash flow hedge adjustments was $3 and $0, respectively, for the three and nine months ended December 31, 2017.

(3)
Tax benefit related to amortization of prior service costs was $2 and $3, respectively, for the three and nine months ended December 31, 2017, and $2 and $5 for the three and nine months ended December 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2017	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,926	$1,263
Receivables, net of allowance for doubtful accounts of $39 and $26	5,611	1,643
Prepaid expenses	540	223
Other current assets	444	118
Total current assets	9,521	3,247

Intangible assets, net of accumulated amortization of $3,005 and $2,293	7,927	1,794
Goodwill	9,320	1,855
Deferred income taxes, net	458	381
Property and equipment, net of accumulated depreciation of $3,659 and $2,816	3,812	903
Other assets	2,544	483
Total Assets	$33,582	$8,663

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	2,173	738
Accounts payable	1,510	410
Accrued payroll and related costs	813	248
Accrued expenses and other current liabilities	3,403	998
Deferred revenue and advance contract payments	1,524	518
Income taxes payable	215	38
Total current liabilities	9,638	2,950

Long-term debt, net of current maturities	6,367	2,225
Non-current deferred revenue	856	286
Non-current income tax liabilities and deferred tax liabilities	1,523	423
Other long-term liabilities	1,996	613
Total Liabilities	20,380	6,497

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 1,000,000 shares, none issued as of December 31, 2017 and March 31, 2017	—	—
Common stock, par value $.01 per share, authorized 750,000,000 shares, issued 286,553,833 as of December 31, 2017 and 141,298,797 as of March 31, 2017	3	1
Additional paid-in capital	12,201	2,219
Retained earnings (accumulated deficit)	834	(170)
Accumulated other comprehensive loss	(118)	(162)
Treasury stock, at cost, 1,000,856 and 0 shares as of December 31, 2017 and March 31, 2017	(83)	—
Total DXC stockholders’ equity	12,837	1,888
Non-controlling interest in subsidiaries	365	278
Total Equity	13,202	2,166
Total Liabilities and Equity	$33,582	$8,663

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$1,217	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,387	503
Share-based compensation	76	56
(Gain) on dispositions	—	(1)
Unrealized foreign currency exchange losses	44	20
Other non-cash charges, net	23	16
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	167	296
Decrease in liabilities	(372)	(123)
Net cash provided by operating activities	2,542	805

Cash flows from investing activities:
Purchases of property and equipment	(175)	(199)
Payments for outsourcing contract costs	(259)	(59)
Software purchased and developed	(157)	(124)
Cash acquired through Merger	974	—
Payments for acquisitions, net of cash acquired	(193)	(434)
Proceeds from sale of assets	29	26
Other investing activities, net	(6)	(35)
Net cash provided by (used in) investing activities	213	(825)

Cash flows from financing activities:
Borrowings of commercial paper	1,822	1,667
Repayments of commercial paper	(1,706)	(1,562)
Borrowings under lines of credit	—	920
Repayment of borrowings under lines of credit	(335)	(773)
Borrowings on long-term debt, net of discount	621	157
Principal payments on long-term debt	(2,023)	(282)
Proceeds from bond issuance	647	—
Proceeds from stock options and other common stock transactions	107	47
Taxes paid related to net share settlements of share-based compensation awards	(75)	(12)
Repurchase of common stock	(66)	—
Dividend payments	(123)	(59)
Other financing activities, net	(5)	(31)
Net cash (used in) provided by financing activities	(1,136)	72
Effect of exchange rate changes on cash and cash equivalents	44	(119)
Net increase (decrease) in cash and cash equivalents	1,663	(67)
Cash and cash equivalents at beginning of year	1,263	1,178
Cash and cash equivalents at end of period	$2,926	$1,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (3)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	(151)	(346)	—	—	497	—	—	—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(2)	141,741	2	9,848				9,850	55	9,905
Net Income				1,191			1,191	26	1,217
Other comprehensive income					44		44	8	52
Share-based compensation expense			74				74		74
Acquisition of treasury stock						(83)	(83)		(83)
Share repurchase program	(842)		(36)	(30)			(66)		(66)
Stock option exercises and other common stock transactions	4,356		96				96		96
Dividends declared				(157)			(157)		(157)
Non-controlling interest distributions and other							—	(2)	(2)
Balance at December 31, 2017	286,554	$3	$12,201	$834	$(118)	$(83)	$12,837	$365	$13,202

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Recapitalization adjustment(1)	—	(147)	147	—	—	—	—	—	—
Recast balance at April 1, 2016	148,747	$2	$2,586	$33	$(111)	$(485)	$2,025	$7	$2,032
Net Income				25			25	13	38
Other comprehensive loss					(175)		(175)		(175)
Share-based compensation expense			54				54		54
Acquisition of treasury stock						(11)	(11)		(11)
Stock option exercises and other common stock transactions	2,855		49				49		49
Dividends declared				(59)			(59)		(59)
Non-controlling interest distributions and other							—	(13)	(13)
Non-controlling interest from acquisition							—	281	281
Divestiture of NPS				(2)			(2)		(2)
Balance at December 30, 2016	151,602	$2	$2,689	$(3)	$(286)	$(496)	$1,906	$288	$2,194

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 3 - "Acquisitions"

(3)	1,000,856 treasury shares as of December 31, 2017

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

On October 11, 2017, the Company announced that it had entered into an Agreement and Plan of Merger with Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp. (“Vencore”), KGS Holding Corp (“KeyPoint”), The SI Organization Holdings LLC and KGS Holding LLC (the “Ultra Merger Agreement”). The Ultra Merger Agreement provides that the Company will spin off its U.S. public sector business and combine it with Vencore and KeyPoint to form a separate, independent publicly traded company to serve U.S. public sector clients. The formation of the new company is subject to regulatory and other approvals.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Other recently issued ASUs effective after December 31, 2017 are not expected to have a material effect on DXC's consolidated financial statements.

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

All share and per share information has been restated to reflect the effects of the Merger. The reverse merger is deemed a capital transaction and the net assets of CSC (the accounting acquirer) are carried forward to DXC (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of CSC, which are recorded at historical cost. The equity of the Company is the historical equity of CSC, retroactively restated to reflect the number of shares issued by DXC in the transaction.

In connection with the Merger, the Company entered into a number of agreements with HPE including the following:

•
Information Technology Services Agreement - The Company and HPE have entered into an Agreement pursuant to which the Company will provide information technology services to HPE. This agreement terminates on the fifth anniversary of its effective date, unless earlier terminated by the parties in accordance with its terms.

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

•
Certain other additional agreements were entered into, including a Separation and Distribution Agreement, as amended (the "Separation Agreement"), an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, and certain real estate related agreements.

Subsequent to the Merger, HPE settled certain obligations as required under the Separation Agreement. In accordance with the provisions of the agreement, a calculation was performed to make certain adjustments required to complete the separation and standup of legacy HPES and achieve accurate cut off for intercompany transactions with its former parent. The aggregate adjustment to settle the obligations was $203 million.

In May 2016, CSC, HPE and DXC (f/k/a Everett Spinco, Inc.) entered into an agreement and plan of merger, as amended (the “Merger Agreement”), and HPE and DXC entered into a Separation Agreement, in each case relating to the combination of HPES and CSC. At the time the Merger Agreement and the Separation Agreement were executed, HPES was a party to several thousand leases with Hewlett-Packard Financial Services that were classified as capital leases. Under the terms of the Separation Agreement the balance of long-term capital leases for which HPES would be liable at the time of the spin-off was not to exceed $250 million. The Separation Agreement provided HPE an opportunity to modify the terms of the long-term leases to reduce the balance classified as capital leases. Between late May 2016 and the end of March 2017, Hewlett-Packard Financial Services entered into lease amendments that purported to modify most of the leases between HPES and Hewlett-Packard Financial Services in a manner that would cause those leases to be classified as operating leases.

After the closing of the Merger, the Company began assessing the terms of the leases (including the amendments described above). During the Company’s second fiscal quarter, the Company concluded that the long-term capital leases that were amended by Hewlett-Packard Financial Services did not satisfy the requirements for classification as operating leases and as a result should be classified as capital leases as of the closing of the spin-off. Accordingly, as part of the process of determining fair value of these leases as of April 1, 2017, the Company recorded a lease liability of $977 million, fixed assets under capital leases of $594 million, and a $383 million increase to goodwill.

The Company is addressing this matter with HPE in a manner consistent with the terms of the Separation Agreement, with any disagreement being treated in a confidential manner under the Separation Agreement, including dispute resolution through executive escalation, mediation and binding arbitration.

Under the acquisition method of accounting, total consideration exchanged was:

(in millions)	Amount
Preliminary fair value of purchase consideration received by HPE stockholders(1)	$9,782
Preliminary fair value of HPES options assumed by CSC(2)	68
Total estimated consideration transferred	$9,850

(1)
Represents the fair value of consideration received by HPE stockholders to give them 50.1% ownership in the combined company. The fair value of the purchase consideration transferred was based on a total of 141,865,656 shares of DXC common stock distributed to HPE stockholders as of the close of business on the record date (141,741,712 after the effect of 123,944 cancelled shares) at CSC's closing price of $69.01 per share on March 31, 2017.

(2)	Represents the fair value of certain stock-based awards of HPES employees that were unexercised on March 31, 2017, which HPE, HPES and CSC agreed would be converted to DXC stock-based awards.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Due to the complexity of the Merger, the Company recorded the assets acquired and liabilities assumed at their preliminary fair values. The Company's preliminary estimates of the fair values of the assets acquired and the liabilities assumed, as well as the fair value of non-controlling interest, are based on the information that was available as of the Merger date, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger date. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the Merger date will be adjusted in the reporting period in which the adjustment amount is determined. The preliminary estimated purchase price is allocated as follows:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$974
Accounts receivable(1)	4,092
Other current assets	535
Total current assets	5,601
Property and equipment	2,799
Intangible assets	6,169
Other assets	1,614
Total assets acquired	16,183
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(4,496)
Deferred revenue	(1,267)
Long-term debt, net of current maturities	(4,817)
Long-term deferred tax liabilities and income tax payable	(1,570)
Other liabilities	(1,336)
Total liabilities assumed	(13,486)
Net identifiable assets acquired	2,697
Add: Fair value of non-controlling interests	(55)
Goodwill	7,208
Total estimated consideration transferred	$9,850

(1)	Includes aggregate adjustments received from HPE, in accordance with the provisions of the Separation Agreement, of $203 million.

As of December 31, 2017, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to: receivables; property and equipment; deferred income taxes, net; deferred revenue and advanced contract payments; deferred costs; intangible assets; accounts payable and accrued liabilities; lease obligations; loss contracts; non-controlling interest; and goodwill.

As of the period ended December 31, 2017, the Company made a number of refinements to the April 1, 2017 preliminary purchase price allocation as reported June 30, 2017. These refinements were primarily driven by the Company recording valuation adjustments to certain preliminary estimates of fair values which resulted in a decrease in net assets of $450 million. Total assets increased by $1.2 billion, primarily driven by a $127 million increase of accounts receivable; $317 million increase in property and equipment primarily arising from the recognition of $594 million of fixed assets under capital lease, offset by a $277 million reduction in the preliminary fair value of assets related to data centers and land; and a $1.1 billion increase in intangible assets, primarily driven by a $1.3 billion increase in the preliminary fair value assessment for customer relationships. Liabilities increased by $1.7 billion primarily driven by an increase in capital lease obligations of $1.0 billion, a $343 million adjustment to deferred revenue primarily related to a valuation adjustment for outsourcing and other customer contracts taking into account continuing performance obligation, an increase of $106 million of debt, and an increase in long-term tax related liabilities of $200 million.

In accordance with ASU 2015-16, "Business Combinations (Topic 805)," Simplifying the Accounting for Measurement-period Adjustments, during the three months ended December 31, 2017, the Company continued to refine its fair value assessment of assets acquired and liabilities assumed. As a result, a $16 million increase in income before income

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

taxes related to six months ended September 30, 2017 was recognized in the condensed consolidated statement of operations for the three months ended December 31, 2017. The change in income before income taxes was primarily attributed to a decrease of $9 million of interest expense related to capital leases and a decrease of $7 million in cost of services.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the Merger date. The goodwill recognized with the Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. During the three months ended December 31, 2017, the Company refined its preliminary allocation of goodwill by reportable segment, resulting in an allocation to the Company's reportable segments of $2.7 billion to the Global Business Services ("GBS") segment, $2.5 billion to the Global Infrastructure Services ("GIS") segment and $2.0 billion to the United States Public Sector ("USPS") segment. A portion of the total goodwill is expected to be deductible for tax purposes. See Note 9 - "Goodwill."

Current Assets and Liabilities

For the preliminary fair value estimates reported in the three months ended December 31, 2017, the Company valued current assets and liabilities, with the exception of the current portion of deferred revenue and capital leases, using existing carrying values as an estimate for the fair value of those items as of the Merger date.

Property and Equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$1,500
Computers and related equipment	1,122
Furniture and other equipment	45
Construction in progress	132
Total	$2,799

The Company estimated the value of acquired property and equipment using predominately the market method and in certain specific cases, the cost method.

Identified Intangible Assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer relationships	$5,200	10-13
Developed technology	141	2-7
Third-party purchased software	508	2-7
Deferred contract costs	320	n/a
Total	$6,169

The Company estimated the value of customer relationships and developed technology using the multi-period excess earnings and relief from royalty methods, respectively. Deferred contract costs were fair valued taking into account continuing performance obligation.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liabilities

The Company acquired approximately $328 million of restructuring liabilities incurred under HPES' restructuring plans, which are expected to be paid out through 2029. Approximately $256 million relates to workforce reductions and $72 million relates mainly to facilities costs.

Long-Term Debt

Assumed indebtedness included senior notes in the principal amount of $1.5 billion issued in 2017 and $0.3 billion issued in 1999 for total principal amount of $1.8 billion; a term loan with three tranches all borrowed on March 31, 2017 in an aggregate principal equivalent of $2.0 billion; as well as capitalized lease liabilities and other debt. Subsequent to the initial preliminary purchase price allocation as reported June 30, 2017, there was a fair value assessment of the senior notes and term loans as of the Merger date, which resulted in a purchase accounting adjustment that increased debt by $94 million, including $12 million to eliminate historical deferred debt issuance costs, premium, and discounts. Converted capital leases were recorded on the balance sheet at preliminary fair value as of April 1, 2017 resulting in a total capital lease obligation of $1.6 billion. Additionally, the Company completed its fair value assessment of certain debt and accrued interest with a carrying value of $87 million as of the Merger date, which resulted in a purchase accounting adjustment that increased debt by $12 million. The Company will continue to assess the fair value of assumed debt, including capital leases, during the measurement period.

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

HPES pension obligations depend on various assumptions. The Company's actuaries remeasured all of the acquired HPES plan obligations as of March 31, 2017. The following table summarizes the balance sheet impact of the pension plans assumed from HPES as a result of the Merger.

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

Unaudited and Pro Forma Results of Operations

The Company's condensed consolidated statements of operations includes the following revenues and net income attributable to HPES since the Merger date:

(in millions)	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Revenues	$4,374	$12,942
Net income	$422	$1,199

The following table provides unaudited pro forma results of operations for the Company for the three and nine months ended December 31, 2016, as if the Merger had been consummated on April 2, 2016, the first day of DXC's fiscal year ended March 31, 2017. These unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. In addition, the unaudited pro forma adjustments are preliminary and are subject to change as additional information becomes available and as additional analyses are performed during the measurement period. Accordingly, the Company presents these unaudited pro forma results for informational purposes only, and they are not necessarily indicative of what the actual results of operations of DXC would have been if the Merger had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and nine months ended December 31, 2016 and of HPES for the three and nine months ended October 31, 2016.

(in millions, except per-share amounts)	Three Months Ended December 30, 2016(1)	Nine Months Ended December 30, 2016(1)
Revenues	$6,585	$19,358
Net loss	(166)	(570)
Loss attributable to the Company	(174)	(587)

Loss per common share:
Basic	$(0.61)	$(2.07)
Diluted	$(0.61)	$(2.07)

(1)	The unaudited pro forma information is based on legacy CSC results for the three and nine months ended December 31, 2016 and legacy HPES results for the three and nine months ended October 31, 2016.

The unaudited pro forma information above is based on events that are (i) directly attributable to the Merger, (ii) factually supportable, and (iii) with respect to the unaudited pro forma statement of operations, expected to have a continuing impact on the consolidated results of operations of the combined company. Nonrecurring transaction costs associated with the Merger of $26 million for the nine months ended December 31, 2017 are not included in the unaudited pro forma information above.

Subsequent to the Merger, the Company adjusted the preliminary purchase price allocation, which would have decreased pro forma combined net loss and loss per common share by $96 million and $0.34, respectively, for the three months ended December 30, 2016, and $292 million and $1.03, respectively, for the nine months ended December 30, 2016. The decrease in pro forma combined net loss and loss per common share was primarily attributed to the acquisition-related fair value adjustments discussed above.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Note 4 - Earnings per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016

Net income attributable to DXC common shareholders:	$776	$31	$1,191	$25

Common share information:
Weighted average common shares outstanding for basic EPS	285.38	140.88	284.70	140.13
Dilutive effect of stock options and equity awards	4.39	3.93	4.83	3.67
Weighted average common shares outstanding for diluted EPS	289.77	144.81	289.53	143.80

Earnings per share:
Basic	$2.72	$0.22	$4.18	$0.18
Diluted	$2.68	$0.21	$4.11	$0.17

Certain stock options and RSUs were excluded from the computation of dilutive EPS because inclusion of these amounts would have had an anti-dilutive effect. The number of options and shares excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Stock Options	—	1,956,698	24,850	1,621,950
RSUs	10,552	1,470	21,030	1,611

Note 5 - Sale of Receivables

Receivables Securitization Facility

On December 21, 2016, CSC established a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial account receivables in the United States. Under the Receivables Facility, CSC and certain of its subsidiaries (collectively, the "Sellers") sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2017, the total availability under the Receivables Facility was approximately $177 million. The Receivables Facility terminates on September 14, 2018, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the condensed consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. In exchange for the sale of accounts receivable during the nine months ended December 31, 2017, the Company received cash of $201 million and recorded a DPP. The DPP, which fluctuates over time based on the total amount of eligible receivables generated during the normal course of business, was $249 million as of December 31, 2017. Additionally, as of December 31, 2017, the Company recorded a $24 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the
(in millions)	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Beginning balance	$272	$252
Transfers of receivables	562	1,716
Collections	(593)	(1,717)
Fair value adjustment	8	(2)
Ending balance	$249	$249

Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company ("Enterprise"), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the "Financial Institutions"). The Purchase Agreement established a federal government obligor receivables purchase facility (the “Facility”). Concurrently, the Company entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the previously announced spin-off of the Company's USPS business, the Company entered into certain amendments to the guaranty whereby the Company can request to terminate its guaranty at the time of the separation of the USPS business. In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Under the Facility, the Company sells eligible federal government obligor receivables, including both billed and certain unbilled receivables. The Company has no retained interests in the transferred receivables other than collection and

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

administrative functions for the Financial Institutions for a servicing fee. The Facility has a one-year term but may be extended. The Company uses the proceeds from receivables sales under the Facility for general corporate purposes.

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its condensed consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of December 31, 2017.

During the three and nine months ended December 31, 2017, the Company sold $0.7 billion and $1.2 billion of billed and unbilled receivables, respectively. Collections corresponding to these receivables sales were $0.6 billion and $1.0 billion during the three and nine months ended December 31, 2017, respectively. As of December 31, 2017, there was $27 million of cash collected by the Company, but not remitted to the Financial Institutions, which represents restricted cash and is included within other current assets on the condensed consolidated balance sheets. The operating cash flow effect, net of collections and fees from sales was $176 million.

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

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	As of December 31, 2017
Money market funds and money market deposit accounts(1)	$217	$217	$—	$—
Time deposits(1)	35	35	—	—
Foreign bonds	52	—	52	—
Other debt securities	7	—	—	7
Deferred purchase price receivable	249	—	—	249
Total assets	$560	$252	$52	$256

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

(1) Cost basis approximated fair value due to the short period of time to maturity.

	As of March 31, 2017
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$406	$406	$—	$—
Deferred purchase price receivable	252	—	—	252
Total assets	$658	$406	$—	$252

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The Company estimates the fair value of its long-term debt primarily using an expected present value technique, which is based on observable market inputs, using interest rates currently available to the Company for instruments with similar terms and remaining maturities. The estimated fair value of the Company's long-term debt, excluding capital leases, was $5.9 billion as of December 31, 2017, as compared with carrying value of $5.7 billion. If measured at fair value, long-term debt, excluding capital lease would be classified in Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the three and nine months ended December 31, 2017 and December 30, 2016.

The Company is subject to counterparty risk in connection with its derivative instruments, see Note 7 - "Derivative Instruments". With respect to its foreign currency derivatives, as of December 31, 2017 there were five counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $22 million.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. As of December 31, 2017, the Company had interest rate swap agreements with a total notional amount of $625 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

For the three and nine months ended December 31, 2017, the Company performed both retrospective and prospective hedge effectiveness analyses for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of December 31, 2017, the Company has determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of December 31, 2017 was $686 million, and the related forecasted transactions extend through February 2020.

For the three and nine months ended December 31, 2017 and December 30, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and nine months ended December 31, 2017 and December 30, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2017, $24 million of the existing amount of gain related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

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

The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income and net income was not material for three and nine months ended December 31, 2017 and December 30, 2016.

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

Total return swaps

The Company manages the exposure to market volatility of the notional investments underlying its deferred compensation obligations by using total return swaps derivative contracts ("TRS"). The TRS are reset monthly and are marked-to-market on the last day of each fiscal month. Gain (loss) on TRS was not material for the three and nine months ended December 31, 2017 and December 30, 2016.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. The notional amount of the foreign currency forward contracts outstanding as of December 31, 2017 was $2.4 billion. (Loss) gain on foreign currency forward contracts not designated for hedge accounting, recognized within other income, net, were $(3) million and $(117) million during the three and nine months ended December 31, 2017, respectively, and $2 million and $(3) million during the three and nine months ended December 30, 2016, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	December 31, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$5	$5
Foreign currency forward contracts	Other current assets	27	27
Total fair value of derivatives designated for hedge accounting		$32	$32

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$9	$15
Total fair value of derivatives not designated for hedge accounting		$9	$15

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	December 31, 2017	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$—	$1
Foreign currency forward contracts	Accrued expenses and other current liabilities	—	—
Total fair value of derivatives designated for hedge accounting:		$—	$1

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$13	$12
Total fair value of derivatives not designated for hedge accounting		$13	$12

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 8 - Intangible Assets

	As of December 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,231	$1,792	$1,439
Outsourcing contract costs	1,436	612	824
Customer related intangible assets	6,151	583	5,568
Other intangible assets	114	18	96
Total intangible assets	$10,932	$3,005	$7,927

	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,347	$1,554	$793
Outsourcing contract costs	793	475	318
Customer related intangible assets	851	248	603
Other intangible assets	96	16	80
Total intangible assets	$4,087	$2,293	$1,794

Total intangible assets amortization was $279 million and $81 million for the three months ended December 31, 2017 and December 30, 2016, respectively, and included reductions of revenue for amortization of outsourcing contract cost premiums of $2 million and $2 million, respectively.

Total intangible assets amortization was $793 million and $243 million for the nine months ended December 31, 2017 and December 30, 2016, respectively, and included reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $8 million, respectively.

The increase in net and gross carrying value for the nine months ended December 31, 2017 were primarily due to the Merger. See Note 3 - "Acquisitions".

Estimated future amortization related to intangible assets as of December 31, 2017 is as follows:

Fiscal Year	(in millions)
Remainder of 2018	$306
2019	$1,094
2020	$1,032
2021	$943
2022	$804

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 9 - Goodwill

The following table summarizes the changes in the carrying amount of Goodwill, by segment, as of December 31, 2017.

(in millions)	GBS	GIS	USPS	Total
Balance as of March 31, 2017, net	$1,470	$385	$—	$1,855
Additions	2,800	2,532	1,984	7,316
Foreign currency translation	94	55	—	149
Balance as of December 31, 2017, net	$4,364	$2,972	$1,984	$9,320

The additions to goodwill during the nine months ended December 31, 2017 were primarily due to the Merger described in Note 3 - "Acquisitions." As a result of the Merger, the Company began to report the United States Public Sector ("USPS") segment, formerly a component of the HPES business, see Note 17 - "Segment Information" for additional information. The foreign currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

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

At the end of the third quarter of fiscal 2018, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	(0.1) - 0.02%(1)	2018	$841	$646
EUR term loan	1.75%(2)	2019	480	—
Current maturities of long-term debt	Various	2019	128	55
Current maturities of capitalized lease liabilities	1.1% - 6.7%	2019	724	37
Short-term debt and current maturities of long-term debt			$2,173	$738

Long-term debt, net of current maturities
GBP term loan	1.0 - 1.2%(3)	2019	$250	$233
USD term loan	1.2% - 2.3%(4)	2021	—	571
AUD term loan	2.9% - 3.0%(5)	2022	215	76
EUR term loan	0.9%(6)	2022	179	—
USD term loan	2.2% - 2.8%(7)	2022	1,149	—
$500 million Senior notes	2.875%	2020	503	—
$650 million Senior notes	2.3% - 2.4%(8)	2021	646	—
$274 million Senior notes	4.45%	2023	278	—
$170 million Senior notes	4.45%	2023	174	453
$500 million Senior notes	4.25%	2025	507	—
$500 million Senior notes	4.75%	2028	509	—
$300 million Senior notes	7.45%	2030	357	—
Revolving credit facility	1.4% - 1.6%	2021 - 2023	388	678
Lease credit facility	2.0% - 2.6%	2020 - 2023	51	60
Capitalized lease liabilities	1.1% - 6.7%	2018 - 2022	1,518	104
Borrowings for assets acquired under long-term financing	2.3% -3.2%	2018 - 2023	318	77
Mandatorily redeemable preferred stock outstanding	3.5%	2023	61	61
Other borrowings	0.5% - 14.0%	2018 - 2037	116	4
Long-term debt			7,219	2,317
Less: current maturities			852	92
Long-term debt, net of current maturities			$6,367	$2,225

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(7) At DXC’s option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 1.00% and 1.75%, based on published credit ratings of DXC or the Base Rate plus a margin of between 0% and 0.75%, based on published credit ratings of DXC.
 (8) Three-month LIBOR plus 0.95%

Senior Notes and Terms Loans

Interest on the Company's term loans is payable monthly or quarterly in arrears. The Company fully and unconditionally guaranteed term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.

On April 3, 2017, as a result of the Merger, financial covenants were amended and CSC was replaced with DXC as the borrower and guarantor to certain outstanding debt including short-term Euro-denominated commercial paper, senior notes and term loans. In connection with the Merger, DXC entered into an unsecured term loan agreement consisting of a $375 million U.S. dollar term loan maturing in 2020, a $1.3 billion U.S. dollar term loan maturing in 2022 and a Euro-equivalent of $315 million EUR term loan maturing in 2022. The $375 million U.S. term loan maturing in 2020 and portions of the term loans maturing in 2022 were repaid subsequent to the Merger. DXC assumed pre-existing indebtedness incurred by HPES including 7.45% senior notes due 2030 which were issued at a principal amount of $300 million.

During the nine months ended December 31, 2017, DXC completed an offering of senior notes in an aggregate principal amount of $1.5 billion consisting of 2.875% senior notes due 2020, 4.25% senior notes due 2025 and 4.75% senior notes due 2028.

Revolving Credit Facility

In connection with the Merger, the Company entered into several amendments to its revolving credit facility agreement pursuant to which DXC replaced CSC as the principal borrower and as the guarantor of borrowings by subsidiary borrowers. During the nine months ended December 31, 2017, DXC exercised its option to extend the maturity date and also increased commitments to $3.81 billion, $70 million of which matures in January 2021 and $3.74 billion matures in January 2023.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Restructuring Costs

The Company recorded restructuring costs of $213 million and $3 million, net of reversals, for the three months ended December 31, 2017 and December 30, 2016, respectively. For the nine months ended December 31, 2017 and December 30, 2016, the Company recorded $595 million and $85 million, respectively. The costs recorded during the three and nine months ended December 31, 2017 were largely a result of the Fiscal 2018 Plan (defined below).

The composition of restructuring liabilities by financial statement line items is as follows:

As of
(in millions)	December 31, 2017
Accrued expenses and other current liabilities	$343
Other long-term liabilities	173
Total	$516

Summary of Restructuring Plans

Fiscal 2018 Plan

On June 30, 2017, management approved a post-Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program.

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Total costs incurred to date under the Fiscal 2017 Plan total $221 million, comprising $214 million in employee severance and $7 million of facilities costs.

Fiscal 2016 Plan

In September 2015, the Company initiated a restructuring plan to optimize utilization of facilities and right-size overhead organizations as a result of CSC's separation of its former NPS segment (the "Fiscal 2016 Plan"). No additional costs are expected to be expensed under this plan. Total costs incurred to date under the Fiscal 2016 Plan total $58 million, comprising $25 million in employee severance and $33 million of facilities costs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2017	Acquired Balance as of April 1, 2017	Costs Expensed, net of reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of December 31, 2017
Fiscal 2018 Plan
Workforce Reductions	$—	n/a	$451	$(13)	$(228)	$6	$216
Facilities Costs	—	n/a	174	(15)	(70)	1	90
Total	$—	n/a	$625	$(28)	$(298)	$7	$306

Fiscal 2017 Plan
Workforce Reductions	$155	n/a	$(25)	$(6)	$(91)	$10	$43
Facilities Costs	6	n/a	(2)	—	(4)	—	—
Total	$161	n/a	$(27)	$(6)	$(95)	$10	$43

Fiscal 2016 Plan
Workforce Reductions	$8	n/a	$(1)	$—	$(3)	$—	$4
Facilities Costs	5	n/a	—	—	(3)	—	2
Total	$13	n/a	$(1)	$—	$(6)	$—	$6

Fiscal 2015 Plan
Workforce Reductions	$3	n/a	$—	$—	$(2)	$—	$1
Facilities Costs	—	n/a	—	—	—	—	—
Total	$3	n/a	$—	$—	$(2)	$—	$1

Acquired Liabilities
Workforce Reductions	n/a	$256	$1	$(2)	$(139)	$6	$122
Facilities Costs	n/a	72	(3)	(3)	(29)	1	38
Total	n/a	$328	$(2)	$(5)	$(168)	$7	$160

(1) Costs expensed, net of reversals include $29 million, $2 million and $3 million of costs reversed from the Fiscal 2017 Plan, Fiscal 2016 Plan and Acquired liabilities, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company contributed $8 million and $40 million to the defined benefit pension and other post-retirement benefit plans during the three and nine months ended December 31, 2017. The Company expects to contribute an additional $31 million during the remainder of fiscal 2018, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

During the three months ended December 31, 2017, we adopted amendments to certain U.K. pension plans which necessitated an interim remeasurement of the plans assets and liabilities as of December 1, 2017. The remeasurement resulted in a net gain of $17 million, comprising a curtailment gain of $40 million and an actuarial loss $23 million. The net gain was recognized within costs of services and selling, general and administrative.

The components of net periodic pension expense (benefit) were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Service cost	$30	$6	$96	$17
Interest cost	63	20	184	62
Expected return on assets	(133)	(40)	(393)	(123)
Amortization of prior service costs	(5)	(4)	(13)	(13)
Contractual termination benefit	10	—	21	—
Curtailment gain	(40)	—	(40)	—
Recognition of actuarial loss	23	—	23	—
Net periodic pension benefit	$(52)	$(18)	$(122)	$(57)

The weighted-average rates used to determine net periodic pension cost for the three and nine months ended December 31, 2017 and December 30, 2016 were:

	December 31, 2017	December 30, 2016
Discount or settlement rates	2.4%	3.1%
Expected long-term rates of return on assets	5.0%	6.3%
Rates of increase in compensation levels	2.7%	2.6%

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in Other long-term liabilities in the Company's condensed consolidated balance sheets, amounted to $74 million as of December 31, 2017 and $67 million as of March 31, 2017.

Note 13 - Income Taxes

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, broadens the tax base, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. As a fiscal year taxpayer, the Company will not be subject to many of the tax law provisions until fiscal year 2019; however, U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects. Section 15 of the Internal Revenue Code stipulates that the Company's fiscal year ending March 31, 2018, will have an estimated blended corporate U.S. federal income tax rate of 28.87%, which is based on the applicable tax rates before and after the Act and the number of days in the Company's federal tax year pro-rated for actual earnings through its October 31, 2017 tax year-end.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

Based on a preliminary assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements are as follows:

Reduction of US federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain DTAs and DTLs, the Company has recorded a provisional deferred income tax discrete benefit of $320 million, resulting in a $320 million decrease in net deferred tax liabilities as of December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate tax rate, the amount will be impacted by changes in estimated deferred tax balances prior to and after December 22, 2017 for fiscal year March 31, 2018.

Deemed Repatriation Transition Tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company's foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the transition tax and recorded a provisional discrete income tax expense and related liability of $386 million. However, the Company is continuing to gather additional information to compute the amount of the transition tax, including further analysis regarding the amount and composition of the Company’s and HPES’s historical foreign earnings and taxes.

The Company's accounting for the following elements of the Act is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Capital expensing: The Company has not yet completed all of the computations necessary or completed an inventory of its 2018 expenditures that qualify for immediate expensing to determine a reasonable estimate. The income tax effects for this change in law require further analysis due to the volume of data required to complete the calculations.

Executive compensation: As a result of changes made by the Act, starting with compensation paid in fiscal 2019, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. The Company has not yet completed an analysis of the binding contract requirement on the various compensation plans to determine the impact of the law change.

Global intangible low taxed income (GILTI): The Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder for taxable years of foreign corporations beginning after December 31, 2017. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be as well as a final determination of a tax year-end for the Company. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and business, the Company is not yet able to reasonably estimate the effect of this provision of the Act in the current reporting period. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made an accounting policy decision.

Due to anticipated future guidance to be issued by the Internal Revenue Service, interpretation of the changes in tax law and analysis of the information required to complete the calculations, the amounts recorded as a result of the Act in the period are provisional and subject to material changes. The Company will continue to analyze the Act’s impact on its consolidated financial statements and adjust the provisional amounts recorded as our analysis is completed, no later than December 2018.

The Company's income tax (benefit) expense was $(341) million and $13 million for the three months ended December 31, 2017 and December 30, 2016, respectively, and $(207) million and $(25) million for the nine months ended December 31, 2017 and December 30, 2016, respectively. For the three and nine months ended December 31, 2017, the primary drivers of the effective tax rate ("ETR") were the remeasurement of deferred tax assets and liabilities as a result of the Act, the remeasurement of a deferred tax liability relating to the outside basis difference of HPES foreign subsidiaries, the accrual of a one-time transition tax on estimated unremitted foreign earnings and India dividend distribution tax (DDT) accrual on historic earnings and taxes. The primary drivers of the ETR for the three and nine months ended December 30, 2016 were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards.

As a result of the Merger and changes in U.S. cash requirements, a deferred tax liability of $545 million was recorded for U.S. income taxes based on the estimated historical taxable earnings of the HPES foreign subsidiaries. In addition, the Company recorded an estimated liability of $50 million for India DDT tax based on estimated historical taxable earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

As a result of the Act, the Company has changed its permanently reinvested assertion on the remaining CSC foreign subsidiaries and will no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year Indian earnings. The deferred tax liability of $575 million has been released and the Company's estimated liability for India DDT was increased by $30 million to $80 million to include estimated historical taxable earnings for CSC Indian subsidiaries. For those investments from which the Company was able to make a reasonable estimate of the tax effects of its change in assertion, the Company has recorded a provisional estimate for withholding taxes, state taxes, and India DDT of $115 million. For those investments from which the Company was not able to make a reasonable estimate, it has not recorded any deferred taxes. The Company will record the tax effects of any change in its prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable, in the period that it is first able to make a reasonable estimate, no later than December 2018.

In connection with the Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-Merger periods. Pursuant to the tax matters agreement, the Company recorded a net payable of $24 million due to $111 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $72 million of tax indemnification receivable related to other tax payables and $207 million of tax indemnification payable related to other tax receivables.

As part of the acquisition of HPES, DXC acquired uncertain tax liabilities including interest and penalties of $115 million for prior year income taxes, which are indemnified by HPE. There were no other material changes to uncertain tax positions during the three and nine months ended December 31, 2017.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2016. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through September 30, 2018. In addition, during the first quarter of fiscal 2018, the Company received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2016 federal income tax returns. The Company has not received any adjustments for this cycle. The Company continues to believe that its tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $14 million to $20 million, excluding interest, penalties, and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

Fiscal Period	Number of Shares Repurchased	Average Price per Share	Amount (in millions)
1st Quarter 2018	250,000	$77.39	$19
2nd Quarter 2018	591,505	78.20	47
3rd Quarter 2018	—	—	—
Total	841,505	$77.96	$66

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Accumulated other comprehensive income (loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(458)	$20	$276	$(162)
Current-period other comprehensive income	62	—	—	62
Amounts reclassified from accumulated other comprehensive income	(8)	—	(10)	(18)
Balance at December 31, 2017	$(404)	$20	$266	$(118)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive (loss) income	(180)	15	—	(165)
Amounts reclassified from accumulated other comprehensive loss	—	—	(10)	(10)
Balance at December 30, 2016	$(579)	$14	$279	$(286)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were no shares purchased under this plan during the three and nine months ended December 31, 2017.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of December 31, 2017
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	22,403,601
DXC Director Equity Plan	230,000	121,334
DXC Share Purchase Plan	250,000	250,000
Total	34,680,000	22,774,935

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
HPE options converted to DXC options at Merger	2,654,872	$46.56
CSC Options converted to RSUs due to Merger	(1,521,519)	$51.00
Exercised	(2,390,929)	$40.07		$104
Canceled/Forfeited	(2,629)	$57.08
Expired	(46,578)	$42.40
Outstanding as of December 31, 2017	3,460,613	$38.31	5.58	$196
Vested and expected to vest in the future as of December 31, 2017	3,455,538	$38.28	5.58	$196
Exercisable as of December 31, 2017	3,419,060	$38.02	5.57	$194

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	3,710,985	$34.86	85,766	$34.19
Granted	1,566,361	$79.11	22,900	$84.40
HPE RSUs converted to DXC RSUs due to Merger	95,683	$69.33	—	$—
Options converted to RSUs due to Merger	609,416	$32.58	—	$—
Settled	(1,926,043)	$35.89	(39,980)	$45.25
Canceled/Forfeited	(172,881)	$54.65	—	$—
Outstanding as of December 31, 2017	3,883,521	$51.80	68,686	$44.50

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Total share-based compensation cost	$19	$21	$76	$56
Related income tax benefit	$5	$7	$24	$18
Total intrinsic value of options exercised	$30	$6	$104	$60
Tax benefits from exercised stock options and awards	$9	$4	$62	$30

As of December 31, 2017, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $1 million and $136 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.02 years.

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016
Cash paid for:
Interest	$188	$70
Taxes on income, net of refunds	$235	$43

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$4	$33
Capital expenditures through capital lease obligations	$510	$34
Assets acquired under long-term financing	$284	$75
Financing:
Dividends declared but not yet paid	$52	$20
Stock issued for the acquisition of HPES	$9,850	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 17 - Segment Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industry and geographic region. As a result, and in accordance with accounting standards, operating segments are organized by the type of services provided. DXC's chief operating decision maker ("CODM"), the chief executive officer, obtains, reviews, and manages the Company’s financial performance based on these segments. The CODM uses these results, in part, to evaluate the performance of, and allocate resources to, each of the segments.

As a result of the Merger, the HPES legacy reportable segments were combined with GBS and GIS, and the HPES U.S. public sector business, USPS, is now a separate operating segment. DXC's operating segments are the same as its reportable segments: GBS, GIS, and USPS. In addition, DXC management changed its primary segment performance measure to segment profit from the previously used consolidated segment operating income. Prior periods presented have been restated to reflect this change. The accounting policies of the reportable segments are the same as those described in Note 1 - “Summary of Significant Accounting Policies.”

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2017
Revenues	$2,315	$3,145	$726	$6,186	$—	$6,186
Segment profit	$431	$463	$110	$1,004	$(77)	$927
Depreciation and amortization(1)	$16	$269	$20	$305	$27	$332

Three Months Ended December 30, 2016
Revenues	$1,046	$871	$—	$1,917	$—	$1,917
Segment profit	$134	$84	$—	$218	$(42)	$176
Depreciation and amortization(1)	$25	$100	$—	$125	$16	$141

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2017
Revenues	$6,893	$9,256	$2,113	$18,262	$—	$18,262
Segment profit	$1,093	$1,222	$296	$2,611	$(129)	$2,482
Depreciation and amortization(1)	$67	$743	$55	$865	$76	$941

Nine Months Ended December 30, 2016
Revenues	$3,130	$2,588	$—	$5,718	$—	$5,718
Segment profit	$349	$201	$—	$550	$(148)	$402
Depreciation and amortization(1)	$81	$309	$—	$390	$48	$438

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $149 million and $20 million for the three months ended December 31, 2017 and December 30, 2016, respectively, and $438 million and $56 million for the nine months ended December 31, 2017 and December 30, 2016, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less segment cost of services, selling, general and administrative, and depreciation and amortization (excluding amortization of acquired intangible assets). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Profit
Total profit for reportable segments	$1,004	$218	$2,611	$550
All other loss	(77)	(42)	(129)	(148)
Interest income	27	8	59	26
Interest expense	(77)	(33)	(231)	(87)
Restructuring costs	(213)	(3)	(595)	(85)
Pension and OPEB actuarial and settlement gains	17	—	17	—
Amortization of acquired intangible assets	(149)	(20)	(438)	(56)
Transaction and integration-related costs	(94)	(78)	(284)	(187)
Income before income taxes	$438	$50	$1,010	$13

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at December 31, 2017, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
Remainder of 2018	$110	$86
2019	359	297
2020	264	211
2021	206	68
2022	155	8
Thereafter	719	1
Minimum fixed rentals	1,813	671
Less: Sublease rental income	(187)	—
Totals	$1,626	$671

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of December 31, 2017 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2018	$664
2019	2,201
2020	2,095
Thereafter	1,222
Total	$6,182

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 31, 2017:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Fiscal 2018	Fiscal 2019	Fiscal 2020 and Thereafter	Totals
Surety bonds	$48	$152	$157	$357
Performance letters of credit	140	85	338	563
Stand-by letters of credit	8	15	32	55
Totals	$196	$252	$527	$975

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

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. On August 10, 2017, the Court granted in part and denied in part the motions to dismiss, allowing the remaining causes of action to proceed. On January 9, 2018, the Company answered the complaints, and asserted a counterclaim against the State of New York on a theory of contribution and indemnification. On January 30, 2018, the State of New York filed a motion to dismiss the Company’s counterclaim. The Parties participated in a non-binding mediation on November 29, 2017, and settlement discussions are continuing. Commencement of discovery will be deferred by the parties pending settlement negotiations. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

On June 30, 2017, the Court granted Rule 23 certification of a Connecticut state-law class and a California state-law class consisting of professional system administrators and associate professional system administrators. Senior professional system administrators were found not to qualify for Rule 23 certification under the state-law claims. On July 14, 2017, the Company petitioned the Second Circuit Court of Appeals for permission to file an appeal of the Rule 23 decision. That petition was denied on November 21, 2017.

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

A jury trial commenced on December 11, 2017. On December 20, 2017, the jury returned a verdict in favor of plaintiffs, finding that the Company had misclassified the class of employees as exempt under federal and state laws, and finding that it had done so willfully. The Court will determine damages and address post-trial motions in further proceedings. The Company disagrees with the verdict and intends to continue to defend itself vigorously, including by appealing the verdict and the final judgment of the Court.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Discovery was proceeding when on July 20, 2017, the Court granted a motion by the United States for a 90-day stay of discovery pending the completion of a criminal investigation. On September 27, 2017, a grand jury empaneled by the United States District Court for the Central District of California returned an indictment against Pulier, charging him with conspiracy, securities and wire fraud, obstruction of justice, and other violations of federal law (United States v. Eric Pulier, CR 17-599-AB). The Government sought an extension of the stay which the Delaware Court granted on November 3, 2017. The civil action is now stayed pending resolution of the criminal case.

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

On February 17, 2016, Mr. Pulier filed a complaint in Delaware Chancery Court against CSC and its subsidiary - CSC Agility Platform, Inc., formerly known as SMI - seeking advancement of his legal fees and costs. On May 12, 2016, the Court ruled that CSC Agility Platform - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the underlying civil action. Mr. Pulier has also filed a complaint for advancement of the legal fees and costs incurred in connection with his defense of criminal investigations by the U.S. Government and other entities. On March 30, 2017, Mr. Pulier filed a motion for judgment on the pleadings in this fee advancement matter. Mr. Pulier's motion for judgment on the pleadings and other advancement-related issues were argued before the Court on August 2, 2017, and, on August 7, 2017, the Court ruled substantially in Mr. Pulier's favor. On January 30, 2018, the Court reduced the Company’s advancement obligation to only 80% of the criminal defense fees and costs sought by Mr. Pulier. In undertakings previously provided to SMI, Mr. Pulier agreed to repay all amounts advanced to him if it should ultimately be determined that he is not entitled to indemnification.

Cisco Systems Inc. and Cisco Systems Capital Corporation v. Hewlett-Packard Co.: On August 24, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action against Hewlett Packard Co., now known as HP Inc. ("HP") in California Superior Court, Santa Clara County, for declaratory judgment and breach of contract in connection with a contract to utilize Cisco products and services, and to finance the services through Cisco Capital. HP terminated the contract, and the parties dispute the calculation of the proper cancellation credit. On December 18, 2015, Cisco filed an amended complaint that abandoned the claim for breach of contract set forth in the original complaint, and asserted a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP answered the complaint and filed a counterclaim for breach of contract and declaratory judgment. Discovery is completed, and the trial, originally scheduled for March of this year, is now scheduled to begin on June 11, 2018. A court-ordered mediation took place on August 30, 2017, and a second mediation has been scheduled for February 13, 2018. DXC is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and HPE and the subsequent Separation and Distribution Agreement between HPE and DXC.

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10, 2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. The venue motion will be fully briefed by February 23, 2018.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by opt-in plaintiffs who signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration. Accordingly, the Court has stayed the entire action pending arbitration, and administratively closed the case. Plaintiffs have filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion, and others pending before the District Court relating to class arbitration, are fully briefed and will be adjudicated without oral argument.

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

•
risks relating to the respective abilities of the parties to the USPS Separation and Mergers (defined below) to satisfy the conditions to, and to otherwise consummate, the USPS Separation and Mergers and to achieve the expected results therefrom; and

•
the other factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and DXC's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three and nine months ended December 31, 2017. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

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

The following table calculates the period over period changes in the unaudited condensed consolidated statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	December 31, 2017	December 30, 2016	Change	Percentage Change (NC)

Revenues	$6,186	$1,917	$4,269	—
Total costs and expenses	5,748	1,867	3,881	—
Income before income taxes	438	50	388	—
Income tax (benefit) expense	(341)	13	(354)	—
Net income	$779	$37	$742	—

Diluted earnings per share	$2.68	$0.21	$2.47	—

(NC) - Not comparable

	Nine Months Ended
(In millions, except per-share amounts)	December 31, 2017	December 30, 2016	Change	Percentage Change (NC)

Revenues	$18,262	$5,718	$12,544	—
Total costs and expenses	17,252	5,705	11,547	—
Income before income taxes	1,010	13	997	—
Income tax benefit	(207)	(25)	(182)	—
Net income	$1,217	$38	$1,179	—

Diluted earnings per share	$4.11	$0.17	$3.94	—

(NC) - Not comparable

Revenues

The following discussion includes comparisons of our results of operations for the three and nine months ended December 31, 2017 to our pro forma results of operations for the three and nine months ended December 30, 2016. Our pro forma results of operations for the three and nine months ended December 30, 2016 are based upon the historical statements of operations of each of CSC and HPES, giving effect to the Merger as if it had been consummated on April 2, 2016. CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and nine months ended December 30, 2016 and of HPES for the three and nine months ended October 31, 2016.

See "Unaudited Pro Forma Condensed Combined Statement of Operations" below for additional information.

	Three Months Ended
(in millions)	December 31, 2017	December 30, 2016	Change	Percentage Change (NC)
GBS	$2,315	$1,046	$1,269	—
GIS	3,145	871	2,274	—
USPS	726	—	726	—
Total Revenues	$6,186	$1,917	$4,269	—

(NC) - Not comparable

	Three Months Ended
(in millions)	December 31, 2017	Pro Forma December 30, 2016	Change	Percentage Change
GBS	$2,315	$2,432	$(117)	(4.8)%
GIS	3,145	3,327	(182)	(5.5)%
USPS	726	826	(100)	(12.1)%
Total Revenues	$6,186	$6,585	$(399)	(6.1)%

	Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	Change	Percentage Change (NC)
GBS	$6,893	$3,130	$3,763	—
GIS	9,256	2,588	6,668	—
USPS	2,113	—	2,113	—
Total Revenues	$18,262	$5,718	$12,544	—

(NC) - Not comparable

	Nine Months Ended
(in millions)	December 31, 2017	Pro Forma December 30, 2016	Change	Percentage Change
GBS	$6,893	$7,245	$(352)	(4.9)%
GIS	9,256	9,906	(650)	(6.6)%
USPS	2,113	2,207	(94)	(4.3)%
Total Revenues	$18,262	$19,358	$(1,096)	(5.7)%

As a global company over 56% of our revenues have been earned internationally. As a result, the changes in revenues denominated in currencies other than the U.S. dollar from period to period are impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. The table below summarizes our constant currency revenues for the three and nine months ended December 31, 2017 compared to the pro forma three and nine months ended December 30, 2016:

	Three Months Ended
(in millions)	December 31, 2017 at Constant Currency	December 30, 2016 Pro Forma	Increase (Decrease) at Constant Currency	Percentage Change
GBS	$2,266	$2,432	$(166)	(6.8)%
GIS	3,075	3,327	(252)	(7.6)%
USPS	726	826	(100)	(12.1)%
Total	$6,067	$6,585	$(518)	(7.9)%

	Nine Months Ended
(in millions)	December 31, 2017 at Constant Currency	December 30, 2016 Pro Forma	Increase (Decrease) at Constant Currency	Percentage Change
GBS	$6,859	$7,245	$(386)	(5.3)%
GIS	9,235	9,906	(671)	(6.8)%
USPS	2,113	2,207	(94)	(4.3)%
Total	$18,207	$19,358	$(1,151)	(5.9)%

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

On a GAAP basis, total revenues were $6.2 billion and $18.3 billion during the three and nine months ended December 31, 2017, respectively, an increase of $4.3 billion and $12.5 billion as compared to the comparable periods of the prior fiscal year. The revenue growth is attributed to the Merger.

On a GAAP basis, our GIS segment revenues during the three and nine months ended December 31, 2017 were $3.1 billion and $9.3 billion, or 50.8% and 50.7% of total revenues, respectively. Our GIS segment includes our Cloud, Platforms and Infrastructure Technology Outsourcing, Workplace and Mobility and Security solutions businesses. Our GBS segment revenues were $2.3 billion and $6.9 billion, or 37.4% and 37.7% of total revenues, during the three and nine months ended December 31, 2017, respectively. Our GBS segment includes Enterprise and Cloud Applications, Consulting Application Services, Analytics, Industry-aligned IP and Business Process Services businesses. Our USPS segment, which was created upon the consummation of the Merger contributed $0.7 billion and $2.1 billion of revenues, or 11.7% and 11.6% of total revenues during the three and nine months ended December 31, 2017, respectively. The USPS segment provides both infrastructure and other services similar to our GIS and GBS segments to all levels of government in the United States.

On a pro forma basis, constant currency revenues decreased $518 million, or 7.9%, during the three months ended December 31, 2017 as compared to the three months ended December 30, 2016. The constant currency revenues decrease for both our GIS and GBS segments was driven by contracts that concluded or were renewed at a lower rate. These decreases were partially offset by an increase in revenues from new business as well as the contributions from our recent acquisition of Tribridge, primarily within our GBS segment. The decrease in constant currency USPS segment revenues for the three months ended December 31, 2017, as compared to the same period of the prior fiscal year, was largely driven by a contract reset that resulted in a one-time revenue increase in the prior year period.

On a pro forma basis, constant currency revenues decreased $1,151 million, or 5.9%, during the nine months ended December 31, 2017 as compared to the nine months ended December 30, 2016. The constant currency revenues decrease for both our GIS and GBS segments was driven by contracts that concluded or were renewed at a lower rate. These decreases were partially offset by an increase in revenues from new business as well as the contributions from our recent acquisition of Tribridge, primarily within our GBS segment. The decrease in constant currency USPS segment revenues for the nine months ended December 31, 2017, as compared to the same period of the prior fiscal year, was largely driven by a contract reset that resulted in a one-time revenue increase in the prior year period.

For the three months ended December 31, 2017, GIS, GBS and USPS contract awards were $2.2 billion, $3.3 billion and $0.5 billion, respectively. For the nine months ended December 31, 2017, GIS, GBS and USPS contract awards were $8.8 billion, $8.1 billion and $1.4 billion, respectively.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,521	$1,347	73.1%	70.2%	2.9%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	475	333	7.7	17.4	(9.7)
Depreciation and amortization	481	161	7.8	8.4	(0.6)
Restructuring costs	213	3	3.4	0.2	3.2
Interest expense	77	33	1.2	1.7	(0.5)
Interest income	(27)	(8)	(0.4)	(0.4)	—
Other expense (income), net	8	(2)	0.1	(0.1)	0.2
Total costs and expenses	$5,748	$1,867	92.9%	97.4%	(4.5)%

	Nine Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	December 31, 2017	December 30, 2016	December 31, 2017	December 30, 2016
Costs of services (excludes depreciation and amortization and restructuring costs)	$13,621	$4,131	74.5%	72.2%	2.3%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,557	931	8.5	16.3	(7.8)
Depreciation and amortization	1,379	494	7.6	8.6	(1.0)
Restructuring costs	595	85	3.3	1.5	1.8
Interest expense	231	87	1.3	1.6	(0.3)
Interest income	(59)	(26)	(0.3)	(0.5)	0.2
Other (income) expense, net	(72)	3	(0.4)	0.1	(0.5)
Total costs and expenses	$17,252	$5,705	94.5%	99.8%	(5.3)%

Costs of Services

Cost of services excluding depreciation and amortization and restructuring costs ("COS") was $4.5 billion and $13.6 billion for the three and nine months ended December 31, 2017, respectively. The $3.2 billion and $9.5 billion increase in COS, as compared to the same periods of the prior fiscal year, was driven by the Merger and was partially offset by reduction in costs associated with workforce and facilities optimization.

Selling, General, and Administrative

Selling, general, and administrative expense excluding depreciation and amortization and restructuring costs ("SG&A") was $475 million and $1,557 million for the three and nine months ended December 31, 2017, respectively. The $142 million and $626 million increase in SG&A, as compared to the same periods of the prior fiscal year, was driven primarily by the Merger. Additionally, integration and transaction-related costs of $94 million and $284 million were included in SG&A for the three and nine months ended December 31, 2017, respectively, as compared to $78 million and $187 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense increased $122 million and amortization expense increased $198 million for the three months ended December 31, 2017, compared to the three months ended December 30, 2016. For the nine months ended December 31, 2017, depreciation expense increased $359 million and amortization expense increased $526 million, compared to the nine months ended December 30, 2016. The increase in depreciation and amortization expense ("D&A") was attributed to acquired property and equipment and intangible assets associated with the Merger.

Restructuring Costs

During the nine months ended December 31, 2017, management approved the Fiscal 2018 Plan to optimize operations in response to a continuing business contraction. The additional restructuring initiatives are intended to reduce our core structure and related operating costs, improve our competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and rebalancing the pyramid structure. Additionally, this plan includes global facility restructuring, including a global datacenter restructuring program.

During the three and nine months ended December 31, 2017, restructuring costs, net of reversals, were $213 million and $595 million, respectively, as compared with $3 million and $85 million during the comparable periods of the prior fiscal year. The year-over-year increase in restructuring costs was due to the implementation of the Fiscal 2018 Plan. Restructuring costs included pension benefit augmentations owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 11 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the three and nine months ended December 31, 2017 increased $44 million and $144 million over the same periods of the prior fiscal year, respectively. The increase in interest expense for the nine months ended December 31, 2017 includes interest expense associated with $5.6 billion of acquired debt; see Note 3 - "Acquisitions"

Interest income for the three and nine months ended December 31, 2017 increased $19 million and $33 million over the same periods of the prior fiscal year, respectively. The year-over-year increase in interest income was due to higher cash balances during the three and nine months ended December 31, 2017 as compared to the prior year periods.

Other Expense (Income), Net

Other expense (income), net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $10 million increase in other expense for the three months ended December 31, 2017 as compared to the three months ended December 30, 2016 was due to unfavorable movement in exchange rates between the U.S. dollar and the Euro. The $75 million increase in other income for the nine months ended December 31, 2017 over the comparable period of the prior fiscal year was primarily due to foreign currency gain related to a change in the functional currency of a European holding company.

Taxes

The Company's income tax (benefit) expense was $(341) million and $13 million for the three months ended December 31, 2017 and December 30, 2016, respectively, and $(207) million and $(25) million for the nine months ended December 31, 2017 and December 30, 2016, respectively. For the three and nine months ended December 31, 2017, the primary drivers of the effective tax rate ("ETR") were the remeasurement of deferred tax assets and liabilities as a result of the Act, the remeasurement of a deferred tax liability recorded on the outside basis difference of HPES foreign subsidiaries, the accrual of a one-time transition tax on estimated unremitted foreign earnings and India DDT accrual due to historic earnings and taxes. The primary drivers of the ETR for the three and nine months ended December 30, 2016 were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards.

Our accounting for the impact on ETR and future earnings for the GILTI, executive compensation and cost recovery for expenditures that qualify for immediate expensing and other base broadening provisions of the Act is incomplete and we were not yet able to make reasonable estimates for the effects. Therefore, no provisional adjustments were recorded.

Except for the uncertain tax liabilities acquired as a result of the Merger, there were no material changes to uncertain tax positions during fiscal 2018. For further discussion of these uncertain tax positions, please refer to Note 13 - "Income Taxes."

Earnings per Share

Diluted EPS for the three and nine months ended December 31, 2017 increased $2.47 and $3.94, respectively, from the same periods a year ago. The increase for the three and nine months ended December 31, 2017 was due to increases of $0.7 billion and $1.2 billion, respectively, in net income attributable to DXC common stockholders, partially offset by an increase in weighted average common shares outstanding for diluted EPS attributable to capital restructuring associated with the Merger. The increase in Diluted EPS for the three months ended December 31, 2017, included an increase of $0.04 due to purchase price allocation adjustments related to six months ended September 30, 2017 that were recognized in the during the three months ended December 31, 2017; see Note 3 - "Acquisitions").

Unaudited Pro Forma Condensed Combined Statement of Operations

In an effort to provide investors with additional information, we are disclosing certain unaudited pro forma financial information of DXC for the three and nine months ended December 30, 2016 as supplemental information herein. The following unaudited pro forma condensed combined statement of operations of DXC (the “unaudited pro forma statement of operations”) is for the three and nine months ended December 30, 2016 after giving effect to the Merger. See Note 1 - "Summary of Significant Accounting Policies" and Note 3 - "Acquisitions" to the financial statements for additional information.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. Every fifth year included an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the three and nine months ended December 30, 2016 and of HPES for the three and nine months ended October 31, 2016.

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 30, 2016

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

Subsequent to the Merger, we adjusted the preliminary purchase price allocation, which would have decreased pro forma combined net loss and loss per common share by $96 million and $0.34, respectively, for the three months ended December 30, 2016, and $292 million and $1.03, respectively, for the nine months ended December 30, 2016. The decrease in pro forma combined net loss and loss per common share was primarily attributed to the acquisition-related fair value adjustments described in Note 3 - "Acquisitions."

DXC TECHNOLOGY COMPANY
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 30, 2016

	Historical
(in millions, except per-share amounts)	CSC for the Three Months Ended December 30, 2016	HPES for the Three Months Ended October 31, 2016	Reclassifications	Merger Adjustments	Pro Forma Combined

Revenues	$1,917	$4,668	$—	$—	$6,585

Costs of services (excludes depreciation and amortization and restructuring costs)	1,347	3,841	(254)	81	5,015
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	333	553	(74)	(123)	689
Depreciation and amortization	161	32	328	—	521
Restructuring costs	3	211	—	—	214
Interest expense	33	—	38	(16)	55
Interest income	(8)	—	(10)	—	(18)
Other expense, net	(2)	—	—	—	(2)
Total costs and expenses	1,867	4,637	28	(58)	6,474

Interest and other, net	—	(30)	30	—	—
Income before income taxes	50	1	2	58	111
Income tax expense	13	185	—	79	277
Net income (loss)	37	(184)	2	(21)	(166)
Less: net income attributable to non-controlling interest, net of tax	6	—	2	—	8
Net loss attributable to DXC common stockholders	$31	$(184)	$—	$(21)	$(174)

Loss per common share:
Basic	$0.22				$(0.61)
Diluted	$0.21				$(0.61)

Weighted-average common shares:
Basic	140.88				283.16
Diluted	144.81				283.16

DXC TECHNOLOGY COMPANY
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 30, 2016

	Historical
(in millions, except per-share amounts)	CSC for the Nine Months Ended December 30, 2016	HPES for the Nine Months Ended October 31, 2016	Reclassifications	Merger Adjustments	Pro Forma Combined

Revenues	$5,718	$13,640	$—	$—	$19,358

Costs of services (excludes depreciation and amortization and restructuring costs)	4,131	11,563	(805)	404	15,293
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	931	1,558	(238)	(192)	2,059
Depreciation and amortization	494	231	1,056	(164)	1,617
Restructuring costs	85	561	—	—	646
Transaction costs	—	13	(13)	—	—
Interest expense	87	—	137	8	232
Interest income	(26)	—	(33)	—	(59)
Other expense, net	3	—	9	—	12
Total costs and expenses	5,705	13,926	113	56	19,800

Interest and other, net	—	(117)	117	—	—
Income (loss) before income taxes	13	(403)	4	(56)	(442)
Income tax (benefit) expense	(25)	92	—	61	128
Net income (loss)	38	(495)	4	(117)	(570)
Less: net income attributable to non-controlling interest, net of tax	13	—	4	—	17
Net loss attributable to DXC common stockholders	$25	$(495)	$—	$(117)	$(587)

Loss per common share:
Basic	$0.18				$(2.07)
Diluted	$0.17				$(2.07)

Weighted-average common shares:
Basic	140.13				283.16
Diluted	143.80				283.16

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	December 31, 2017	Pro Forma December 30, 2016	Change	Percentage Change
Income before income taxes	$438	$111	$327	294.6%
Non-GAAP income before income taxes	$877	$589	$288	48.9%
Net income (loss)	$779	$(166)	$945	(569.3)%
Adjusted EBIT	$927	$626	$301	48.1%

	Nine Months Ended
(in millions)	December 31, 2017	Pro Forma December 30, 2016	Change	Percentage Change
Income (loss) before income taxes	$1,010	$(442)	$1,452	(328.5)%
Non-GAAP income before income taxes	$2,310	$1,143	$1,167	102.1%
Net income (loss)	$1,217	$(570)	$1,787	(313.5)%
Adjusted EBIT	$2,482	$1,316	$1,166	88.6%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges

•	Transaction and integration-related costs - reflects costs related to integration planning, financing, and advisory fees associated with the Merger and other acquisitions.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Pension and OPEB actuarial and settlement gains and losses - reflects pension and OPEB actuarial and settlement gains and losses.

•	Certain overhead costs - reflects certain fiscal 2017 HPE costs allocated to HPES that are expected to be largely eliminated on a prospective basis.

•
Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2018 periods and the application of an approximate 27.5% pro forma tax rate for fiscal 2017 periods, which is the midpoint of prospective targeted effective tax rate range of 25% to 30% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Pension and OPEB Actuarial and Settlement Gains	Transaction and Integration-related Costs	Amortization of Acquired Intangible Assets	Tax adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,521	$—	$—	$—	$—	$—	$4,521
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	475	—	17	(94)	—	—	398

Income before income taxes	438	213	(17)	94	149	—	877
Income tax (benefit) expense	(341)	52	(3)	26	45	473	252
Net income	779	161	(14)	68	104	(473)	625
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	3
Net income attributable to DXC common stockholders	$776	$161	$(14)	$68	$104	$(473)	$622

Effective Tax Rate	(77.9)%						28.7%

Basic EPS	$2.72	$0.56	$(0.05)	$0.24	$0.36	$(1.66)	$2.18
Diluted EPS	$2.68	$0.56	$(0.05)	$0.23	$0.36	$(1.63)	$2.15

Weighted average common shares outstanding for:
Basic EPS	285.38	285.38	285.38	285.38	285.38	285.38	285.38
Diluted EPS	289.77	289.77	289.77	289.77	289.77	289.77	289.77

	Nine Months Ended December 31, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Pension and OPEB Actuarial and Settlement Gains	Transaction and Integration-related Costs	Amortization of Acquired Intangible Assets	Tax adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$13,621	$—	$—	$—	$—	$—	$13,621
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,557	—	17	(284)	—	—	1,290

Income before income taxes	1,010	595	(17)	284	438	—	2,310
Income tax (benefit) expense	(207)	143	(3)	90	148	473	644
Net income	1,217	452	(14)	194	290	(473)	1,666
Less: net income attributable to non-controlling interest, net of tax	26	—	—	—	—	—	26
Net income attributable to DXC common stockholders	$1,191	$452	$(14)	$194	$290	$(473)	$1,640

Effective Tax Rate	(20.5)%						27.9%

Basic EPS	$4.18	$1.59	$(0.05)	$0.68	$1.02	$(1.66)	$5.76
Diluted EPS	$4.11	$1.56	$(0.05)	$0.67	$1.00	$(1.63)	$5.66

Weighted average common shares outstanding for:
Basic EPS	284.70	284.70	284.70	284.70	284.70	284.70	284.70
Diluted EPS	289.53	289.53	289.53	289.53	289.53	289.53	289.53

A reconciliation of pro forma combined results to pro forma non-GAAP results for the three and nine months ended December 30, 2016 is as follows:

	Three Months Ended December 30, 2016
(in millions, except per-share amounts)	Pro Forma Combined	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangibles	Certain Overhead Costs	Tax Adjustment	Pro Forma Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,015	$—	$—	$—	$—	$—	$5,015
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	689	—	(126)	—	(19)	—	$544

Income, before income taxes	111	214	126	119	19	—	589
Income tax expense (benefit)	277	—	—	—	—	(112)	165
Net (loss) income	(166)	214	126	119	19	112	424
Less: net income attributable to non-controlling interest, net of tax	8	—	—		—	—	8
Net (loss) income attributable to DXC common stockholders	$(174)	$214	$126	$119	$19	$112	$416

Effective Tax Rate	249.5%						28.0%

Basic EPS	$(0.61)	$0.76	$0.44	$0.42	$0.07	$0.40	$1.47
Diluted EPS	$(0.61)	$0.75	$0.44	$0.41	$0.07	$0.39	$1.45

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	287.09	287.09	287.09	287.09	287.09	287.09

	Nine Months Ended December 30, 2016
(in millions, except per-share amounts)	Pro Forma Combined	Restructuring Costs	Transaction and Integration-related Costs	Amortization of Acquired Intangibles	Pension and OPEB Actuarial and Settlement Losses	Certain Overhead Costs	Tax Adjustment	Pro Forma Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$15,293	$—	$—	$—	$(150)	$—	$—	$15,143
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	2,059	—	(282)	—	(48)	(107)	—	$1,622

(Loss) income, before income taxes	(442)	646	282	352	198	107	—	1,143
Income tax expense	128	—	—	—	—	—	190	318
Net (loss) income	(570)	646	282	352	198	107	(190)	825
Less: net income attributable to non-controlling interest, net of tax	17	—	—		—	—	—	17
Net (loss) income attributable to DXC common stockholders	$(587)	$646	$282	$352	$198	$107	$(190)	$808

Effective Tax Rate	(29.0)%							27.8%

Basic EPS	$(2.07)	$2.28	$1.00	$1.24	$0.70	$0.38	$(0.67)	$2.85
Diluted EPS	$(2.07)	$2.25	$0.98	$1.23	$0.69	$0.37	$(0.66)	$2.82

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	286.83	286.83	286.83	286.83	286.83	286.83	286.83

Reconciliation of adjusted EBIT and pro forma adjusted EBIT to net income (loss) and pro forma net income (loss):

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2017	Pro Forma December 30, 2016	December 31, 2017	Pro Forma December 30, 2016
Net income (loss)	$779	$(166)	$1,217	$(570)
Income tax (benefit) expense	(341)	277	(207)	128
Interest income	(27)	(18)	(59)	(59)
Interest expense	77	55	231	232
EBIT	488	148	1,182	(269)
Restructuring	213	214	595	646
Transaction and integration-related costs	94	126	284	282
Amortization of intangible assets	149	119	438	352
Pension and OPEB actuarial and settlement (gains) losses	(17)	—	(17)	198
Certain overhead costs	—	19	—	107
Adjusted EBIT	$927	$626	$2,482	$1,316

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2017, our cash and cash equivalents were $2.9 billion, of which $1.5 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Act and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds. Based on a preliminary analysis, we have recorded a provisional estimate for foreign withholding taxes, state taxes, and India DDT of $115 million as described in Note 13 - "Income Taxes".

Cash and cash equivalents ("cash") increased $1.7 billion during the first nine months of fiscal 2018 to $2.9 billion, primarily due to the Merger. The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2017	December 30, 2016	Change
Net cash provided by operating activities	$2,542	$805	$1,737
Net cash (used in) provided by investing activities	213	(825)	1,038
Net cash (used in) provided by financing activities	(1,136)	72	(1,208)
Effect of exchange rate changes on cash and cash equivalents	44	(119)	163
Net increase (decrease) in cash and cash equivalents	$1,663	$(67)	$1,730
Cash and cash equivalents at beginning-of-year	1,263	1,178
Cash and cash equivalents at the end-of-period	$2,926	$1,111

Net cash provided by operating activities during the nine months ended December 31, 2017 was $2,542 million as compared to $805 million during the comparable period of the prior fiscal year. The increase of $1,737 million was predominately due to an increase in net income of $1,179 million and additional depreciation expense of $884 million. The cash provided by operating activities during the first nine months of fiscal 2018 was offset by a decrease in working capital movements of $378 million and an increase in unrealized foreign currency exchange loss of $24 million, comprised of a $44 million loss in fiscal 2018 compared to a $20 million loss in fiscal 2017.

Net cash provided by investing activities during the nine months ended December 31, 2017 was $213 million as compared to net cash used by investing activities of $825 million during the comparable period of the prior fiscal year. The increase of $1,038 million was predominately due to net cash provided by acquisitions of $781 million, compared to cash paid for acquisitions of $434 million in the comparable period of the prior fiscal year. The increase in cash provided by acquisitions is offset by additional cash payments for outsourcing contract costs of $200 million.

Net cash used in financing activities during the nine months ended December 31, 2017 was $1,136 million as compared to net cash provided by financing activities of $72 million during the comparable period of the prior fiscal year. The decrease in cash from financing activities of $1,208 million was primarily due to a decrease in credit facility draws, net of repayments of $482 million, additional payments on capitalized lease obligations of $613 million and additional payments on long-term debt obligations of $1,128 million. These cash outflows were offset by draws on long-term debt of $464 million and cash proceeds from bond issuance of $647 million.

Capital Resources

See Note 18 - "Commitments and Contingencies" to the financial statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

	As of
(in millions)	December 31, 2017	March 31, 2017
Short-term debt and current maturities of long-term debt	$2,173	$738
Long-term debt, net of current maturities	6,367	2,225
Total debt	$8,540	$2,963

The $5.6 billion increase in total debt during the nine months ended December 31, 2017 was attributed primarily to debt assumed in connection with the Merger.

During the nine months ended December 31, 2017, we increased commitments under our revolving credit facility to approximately $3.8 billion from $3.0 billion pre-Merger and completed a senior bond offering in an aggregate principal amount of $650 million due 2021, the proceeds of which were used to retire the outstanding USD term loan due 2021. During the nine months ended December 31, 2017, we entered into an unsecured €400 million term loan agreement maturing in 2018 and entered into amendments to its existing AUD term loan to increase total borrowings to AUD $275 million. The proceeds from these borrowings were used to make prepayments to term loans maturing in 2022 and repay drawn revolving credit facilities.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2017 and December 30, 2016. For more information on our debt, see Note 10 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 31, 2017	March 31, 2017
Total debt	$8,540	$2,963
Cash and cash equivalents	2,926	1,263
Net debt(1)	$5,614	$1,700

Total debt	$8,540	$2,963
Equity	13,202	2,166
Total capitalization	$21,742	$5,129

Debt-to-total capitalization	39%	58%
Net debt-to-total capitalization(1)	26%	33%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization was primarily due to a $3.9 billion increase in net debt and a $11.0 billion increase in equity, which were primarily a result of the Merger.

As of December 31, 2017, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	-

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

The following table summarizes our total liquidity:

As of
(in millions)	December 31, 2017
Cash and cash equivalents	$2,926
Available borrowings under our revolving credit facility	3,422
Available borrowings under our lease credit facility	57
Total liquidity	$6,405

Share Repurchases

During the first three months of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 and no end date was established.  During the nine months ended December 31, 2017, we repurchased 841,505 shares of our common stock, at an aggregate cost of $66 million.

Dividends

During the first three months of fiscal 2018, we announced a dividend policy targeting $0.18 per share beginning with our declaration date in June 2017 for the first quarter of fiscal 2018, and $0.72 per share for full year fiscal 2018, subject to customary board review and approval prior to declaration. During the nine months ended December 31, 2017, we declared cash dividends to our stockholders of $0.54 per share, or approximately $157 million in the aggregate.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility, receivables sales arrangements and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance sheet arrangements reported under Part II, Item 7 of CSC's Annual Report on Form 10-K other than as disclosed below and in Note 5 - "Sale of Receivables" and Note 18 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

DXC's contractual obligations have materially changed since April 1, 2017, as a result of the Merger. Significant increases in debt included $1.8 billion in senior notes and $2.0 billion in term loans, see Note 10 - "Debt" for further information.

The increases in capital lease obligations, future minimum operating lease liabilities and purchase obligations primarily increased from March 31, 2017 to December 31, 2017 as a result of the Merger. The following table summarizes our contractual obligations as of December 31, 2017:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$66	$1,070	$2,216	$2,240	$5,592
Capitalized lease liabilities	196	1,064	239	19	1,518
Operating leases	196	1,131	437	720	2,484
Purchase obligations(2)	664	4,296	775	447	6,182
Interest and preferred dividend payments (3)	40	369	294	402	1,105
Totals(4)	$1,162	$7,930	$3,961	$3,828	$16,881

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

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements are subject to specific accounting guidance that may require significant estimates, including contracts subject to percentage-of-completion accounting or which include multiple-element deliverables.

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates of completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenues using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenues recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 2.3% of our revenues.

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

Income Taxes

We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances accordingly. In addition, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. For example, we are currently undergoing an IRS audit for fiscal 2011 through 2016 U.S. Federal tax returns.

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings in Indian subsidiaries are indefinitely reinvested outside the U.S, changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions, and the tax characteristics of our income. We cannot predict what our ETR will be in the future because there is uncertainty regarding these factors.

As a result of the Merger and changes in U.S. cash requirements, a deferred tax liability of $545 million was recorded for U.S. income taxes based on the estimated historical taxable earnings of the HPES foreign subsidiaries. In addition, we recorded an estimated liability of $50 million for India DDT tax based on estimated historical taxable earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting.

As a result of the Act, we have changed our permanently reinvested assertion on the remaining CSC foreign subsidiaries and will no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year Indian earnings. The deferred tax liability of $575 million has been released and our estimated liability for India DDT was increased by $30 million to $80 million to include estimated historical taxable earnings for CSC Indian subsidiaries. For those investments from which we were able to make a reasonable estimate of the tax effects of our change in assertion, we have recorded a provisional estimate for withholding taxes, state taxes, and India DDT of $115 million. For those investments from which we were not able to make a reasonable estimate, we have not recorded any deferred taxes. We will record the tax effects of any change in our prior assertion with respect to these investments and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018.

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

Changes in tax laws, such as the Act or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. The calculation of our tax liabilities involves uncertainties in the application of complex changing tax regulations. As discussed in Note 13 - "Income Taxes", for example, the Act provides provisions that limit interest expense, provide for immediate expensing of qualified assets, further limits executive compensation deductions, generally eliminates Federal tax on foreign dividend distributions, subjects certain payments from U.S. corporations to foreign related parties to additional taxes, places restrictions or eliminates certain exclusions, deductions and credits and generally broadens the tax base. Further guidance for these provisions is forthcoming and the laws are subject to change in future periods.

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

The U.K. Finance (No 2) Act 2017 was passed into law on 16 November 2017, enacting measures deferred from the Finance Act 2017-19. The legislation imposes, with effect from 1 April 2017, restrictions on the utilization of prior period losses against current period profits and limitations on interest deductions. We do not expect there to be a material impact on our consolidated financial statements as a result of this legislation.

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

Interest Rate Risk

As of December 31, 2017, we had outstanding debt with varying maturities for an aggregate carrying amount of $8.5 billion, of which $4.2 billion was floating rate debt. Most of our variable interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our Interest expense. Pursuant to our interest rate and risk management strategy we had a series of interest rate swap agreements with a total notional amount of $625 million. These instruments hedged the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted $625 million of our floating interest rate debt into fixed interest rate debt. As of December 31, 2017, an assumed 10% unfavorable change in interest rates would not be material to our condensed consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have had a material impact on our financial statements as we do not record our debt at fair value.

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into certain contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs, and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during the three and nine months ended December 31, 2017 due primarily to the volatility of the Euro in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within Other (income) expense, net in the condensed consolidated statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in Accumulated other comprehensive income, net of taxes in the condensed consolidated statements of comprehensive income and subsequently classified into Net income in the period during which the hedged transactions are recognized in Net income. During fiscal 2018, approximately 56% of our revenues were generated outside of the U.S. An unfavorable 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6%, or $1 billion. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our Income before income taxes. As such, in the view of management, the resulting impact would not be material to our condensed consolidated results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the three months ended September 30, 2017, we implemented a new consolidation and reporting system which consolidates the results of all our subsidiaries including the entities acquired in the Merger. The system implementation was completed during the three months ended December 31, 2017. We have modified, and will continue to monitor and evaluate, our internal controls relating to our consolidation and reporting processes. The changes in internal controls relating to our consolidation and reporting processes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate and test control changes in order to certify in Management's Annual Report on Internal Control over Financial Reporting as of our fiscal year ending March 31, 2018 on the effectiveness, in all material respects, of our internal controls over financial reporting.

As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the three-month period ended September 30, 2017, on April 1, 2017, we completed the strategic combination of CSC with HPES to form DXC, see Note 3 - "Acquisitions" for further information. DXC common stock began regular-way trading under the symbol "DXC" on the New York Stock Exchange on April 3, 2017.  As part of our ongoing integration activities, we continue to evaluate our internal controls and procedures to the acquired business and to adjust and augment our company-wide controls and our integration controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the three and nine months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including the risks discussed in Part II, Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 and September 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, the additional risks listed below, as well as other variables and should not be relied upon to project future period results.

Risks Related to Our Business

Recent U.S. tax legislation may materially affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, the reduction of the U.S. corporate income tax rate will require a write-down of our deferred income tax liabilities resulting in a material noncash benefit against earnings in the third quarter of fiscal year 2018, the period in which the tax legislation was enacted, which may be subject to further adjustment in subsequent periods throughout fiscal years 2018 and 2019 in accordance with recent interpretive guidance issued by the SEC, and the repatriation tax will result in a material amount of additional U.S. tax liability, the amount of which is reflected as tax expense in fiscal year 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years.  Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

The consummation of the Mergers is subject to certain conditions, including (i) the completion of the USPS Reorganization, the payment of the Distribution Consideration, and the completion of the Distribution, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which was satisfied on December 22, 2017 (iii) the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and the approval for listing on the New York Stock Exchange or the NASDAQ Global Market of the shares of Ultra SpinCo common stock to be issued in the Distribution, (iv) the accuracy of the parties’ representations and warranties and the performance of their respective covenants contained in the Merger Agreement, and (v) our receipt of an opinion of tax counsel to the effect that the USPS Separation should qualify as a tax-free transaction for U.S. federal income tax purposes. For these and other reasons, the USPS Separation and Mergers may not be completed on the terms or timeline contemplated, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2017 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	$1,934,396,361
November 1, 2017 to November 30, 2017	—	$—	—	$1,934,396,361
December 1, 2017 to December 31, 2017	—	$—	—	$1,934,396,361

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 7, 2018, the Company completed its previously announced offer (the "Exchange Offer") to exchange any and all validly tendered and not validly withdrawn 7.45% Senior Notes due 2029 (the “Old Notes”) issued by Enterprise Services LLC, a wholly owned subsidiary of the Company, for new 7.45% Senior Notes due 2029 (the “New Notes”) of the Company.

Pursuant to the Exchange Offer, $233,633,000 aggregate principal amount of the Old Notes were validly tendered and accepted for exchange. In connection with the settlement of the Exchange Offer, on February 7, 2018, the Company issued $233,633,000 aggregate principal amount of New Notes in exchange for such validly tendered and accepted Old Notes.

The New Notes have been registered under the Securities Act of 1933, as amended (the “Act”), pursuant to a registration statement on Form S-4 (the “Registration Statement”). The Registration Statement was filed with the Securities and Exchange Commission on December 19, 2017, amended on January 8, 2018, and was declared effective on January 8, 2018. The Exchange Offer was made pursuant to the terms and conditions set forth in the Company’s prospectus, dated as of January 8, 2018, which forms a part of the Registration Statement.

The New Notes are governed by the terms of an indenture, dated as of March 27, 2017, between the Company and U.S. Bank National Association (the “Trustee”), as supplemented by the fifth supplemental indenture, dated as of February 7, 2018 (the “Supplemental Indenture”), between the Company and the Trustee. The foregoing summary of the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Supplemental Indenture, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 4.5 and is incorporated herein by reference.

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

4.5	Fifth Supplemental Indenture, dated February 7, 2018, between DXC technology Company and U.S. Bank National Association, as trustee
4.6
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

4.10
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.11	Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5)
4.12
Ninth Supplemental Indenture, dated January 22, 2018, between Enterprise Services LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Form 8-K (filed January 23, 2018) (file no. 001-38033))

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

DXC TECHNOLOGY COMPANY

Dated:	February 8, 2018	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer