Form 10-K
period 2018-03-31
DXC Technology Co
filed 2018-05-29
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 1-4850

DXC TECHNOLOGY COMPANY
(Exact name of Registrant as specified in its charter)

Nevada	61-1800317
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 245-9675
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
2.750% Senior Notes due 2025	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes  ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 29, 2017, based upon the closing price of a share of the registrant’s common stock on that date, was $24,415,505,112.

284,792,350 shares of common stock, par value $0.01 per share, were outstanding as of May 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Annual Report on Form 10-K and in the documents incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and words and terms of similar substance in discussions of future operating or financial performance. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the ongoing integration of the businesses, operations and culture of Computer Sciences Corporation ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company ("HPES") and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;

•	the ability to realize the synergies and benefits expected to result from the HPES Merger (defined below) within the anticipated time frame or in the anticipated amounts;

•	other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities and future capital expenditures;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	the risk of liability or damage to our reputation resulting from security breaches or disclosure of sensitive data or failure to comply with data protection laws and regulations;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes;

•
risks relating to the respective abilities of the parties to the USPS Separation and Mergers (defined below) to satisfy the conditions to, and to otherwise consummate, the USPS Separation and Mergers and to achieve the expected results therefrom; and

•	the other factors described under Item 1A. “Risk Factors.”

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Throughout this report, we refer to DXC Technology Company, together with its consolidated subsidiaries, as “we,” “us,” “our,” “DXC,” or the “Company.” In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.

PART I

ITEM 1. BUSINESS

Overview

DXC, a Nevada corporation, is the world's leading independent, end-to-end IT services company, serving nearly 6,000 private and public-sector clients from a diverse array of industries across 70 countries. The company's technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

Businesses in today's complex and demanding business environment are increasingly seeking to integrate digital technology into every aspect of their business resulting in fundamental changes to how they operate and deliver value to their customers. We work with our clients to solve challenges in ways that maximize opportunity and minimize business risk. Our world-class talent becomes part of our clients’ teams, innovating with them, putting the right technology to work for their organizations and leading them through accelerating change to deliver new outcomes for their business.

Our business strategy is supported by a framework that focuses on the following three pillars:

•	Help clients advance their digital transformations by decreasing IT infrastructure costs and reinvesting in innovation;

•	Invest in our people to nurture next-generation skills and leadership development; and

•	Deliver value by achieving results for our clients and stakeholders.

History and Development

DXC was formed on April 1, 2017, when Computer Sciences Corporation (“CSC”), Hewlett Packard Enterprise Company (“HPE”), Everett SpinCo, Inc.(“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with the Enterprise Services business of HPE (“HPES”). The combination was accomplished through a series of transactions that included the transfer by HPE of HPES to Everett, spin-off by HPE of Everett on March 31, 2017, and the merger of Merger Sub with and into CSC on April 1, 2017 (the “HPES Merger”). At the time of the HPES Merger, Everett was renamed DXC, and as a result of the HPES Merger, CSC became a direct wholly owned subsidiary of DXC. DXC common stock began regular-way trading under the symbol “DXC” on the New York Stock Exchange on April 3, 2017. See Note 2 - "Acquisitions" for more information.

USPS Separation and Mergers

On October 11, 2017, DXC announced that it had entered into an Agreement and Plan of Merger with Perspecta Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp. (“Vencore”), KGS Holding Corp (“KeyPoint”), The SI Organization Holdings LLC and KGS Holding LLC (the “Perspecta Merger Agreement”). The Perspecta Merger Agreement provides that DXC will spin off its U.S. public sector business, USPS, and combine it with Vencore and KeyPoint to form a separate, independent publicly traded company, Perspecta Inc., to serve U.S. public sector clients (collectively, the "USPS Separation and Mergers"). See "Segments and Services" below for more information about USPS.

Acquisitions and Divestitures

In addition to the HPES Merger, during fiscal 2018 we completed the acquisition of Tribridge Holdings LLC ("Tribridge"), an independent integrator of Microsoft Dynamics 365. The acquisition includes the Tribridge affiliate company, Concerto Cloud Services LLC. The combination of Tribridge with DXC extended our leadership in the Microsoft Dynamics 365 global systems integration business.

Segments and Services

Our reportable segments are Global Business Services ("GBS"), Global Infrastructure Services ("GIS") and United States Public Sector ("USPS").

Global Business Services

GBS provides innovative technology solutions that help our clients address key business challenges and accelerate digital transformations tailored to each client’s industry and specific objectives. GBS offerings include:

•
Enterprise, Cloud Applications and Consulting. We provide industry, business process systems integration and technical delivery experience to maximize value from enterprise application portfolios. We also help clients accelerate their digital transformations and business results with industry, business, technology and complex integration services.

•	Application Services. Our comprehensive services help clients modernize, develop, test and manage their applications.

•	Analytics. Our portfolio of analytics services and robust partner ecosystem helps clients gain rapid insights and accelerate their digital transformation journeys.

•	Business Process Services. We provide seamless digital integration and optimization of front and back office processes, including our Agile Process Automation approach.

•
Industry Software and Solutions. Our industry-specific solutions enable businesses to quickly integrate technology, transform their operations and develop new ways of doing business. Our vertical-specific IP includes insurance, healthcare and life sciences, travel and transportation, and banking and capital markets solutions.

Global Infrastructure Services

GIS provides a portfolio of offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for clients. GIS offerings include:

•	Cloud and Platform Services. We help clients maximize their private cloud, public cloud and legacy infrastructures, as well as securely manage their hybrid environments.

•	Workplace and Mobility. Our workplace, mobility and Internet of Things ("IoT") services provide a consumer-like experience with enterprise security and instant connectivity for our clients.

•	Security. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

United States Public Sector

USPS delivers IT services and business solutions to all levels of government in the United States. USPS’s enterprise-based offerings and solutions for its U.S. government customers include:

•
Cloud, Platform and IT Outsourcing ("ITO") Services. Through our cloud, platform and ITO solutions, USPS is able to help its public sector clients transform to hybrid infrastructure and bridge private and public cloud environments into their legacy infrastructure.

•
Enterprise and Cloud Applications. Our applications services and program excellence solutions for its U.S. government customers covers four areas: application modernization and transformation; application development; testing and digital assurance; and application management.

•	Enterprise Security. Our enterprise security solutions include building security infrastructures into the fabric of U.S. government agencies’ digital enterprises.

•
Mobility and Workplace. We offer, through three primary focus areas, a full range of services for converged mobility and workplace management: (i) Mobile Enterprise Services allows clients to manage their mobile environment as a service with solutions for procurement, provisioning, refresh, proactive Enterprise Mobility Management (“EMM”), hardware and software support, security, and business usage analytics; (ii) Virtual Desktop and Application Services untethers data and desktop applications from physical user devices to give workforces and partners secure access to desktops, applications, and data from any device, anywhere; and (iii) Workplace Device Services transforms traditional workplace environments to deliver a comprehensive, secure, flexible and configurable environment that provides lightweight management of desktops, laptops and mobile.

•
Analytics. We offer a complete portfolio of analytics services such as analytics platforms, information governance, artificial intelligence and advisory services, to rapidly provide insights and accelerate our public sector customers’ digital transformation.

On October 11, 2017, we announced our plan to spin off our USPS business. See "USPS Separation and Mergers" above.

During fiscal 2018 our revenues mix by segment was as follows:

See Note 18 - "Segment and Geographic Information" for additional information related to our reportable segments, including the disclosure of segment revenues, segment profit and financial information by geographic area.

Sales and Marketing

We market and sell our services directly to clients through our direct sales force, operating out of sales offices around the world. Our clients include commercial businesses of many sizes and in many industries and public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2018, 2017 or 2016.

For fiscal 2018, the distribution of our revenues across geographies was as follows:

For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of this Annual Report.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products, services and solutions occasionally experience weak economic conditions that may negatively affect sales. We also experience some seasonal trends in the sale of our services. For example, contract awards are often tied to the timing of our clients' fiscal year-ends, and we also experience seasonality related to our own fiscal year-end selling activities.

Competition

The IT and professional services markets in which we compete are highly competitive and are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those we offer. In addition, the increased importance of offshore labor centers has brought several foreign-based firms into competition with us.

Our competitors include:

•	large multinational enterprises that offer some or all of the services and solutions that we do;

•	smaller companies that offer focused services and solutions similar to those that we offer;

•	offshore service providers in lower-cost locations, particularly in India, that sell directly to end-users;

•	solution or service providers that compete with us in a specific industry segment or service area; and

•	in-house functions of corporations that use their own resources, rather than engage an outside IT services provider.

The principal methods of competition in the markets for our solutions and services include:

•	vision and strategic advisory ability;

•	digital services capabilities;

•	performance and reliability;

•	responsiveness to client needs;

•	competitive pricing of services;

•	technical and industry expertise;

•	reputation and experience;

•	quality of solutions and services; and

•	financial stability and strong corporate governance.

Our ability to obtain new business and retain existing business is dependent upon the following:

•	technology, industry and systems know-how with an independent perspective on the best client solutions across software, hardware, and service providers;

•	ability to offer improved strategic frameworks and technical solutions;

•	investments in our digital services and solutions;

•	focus on responsiveness to customer needs, quality of services and competitive prices;

•	successful management of our relationships with leading strategic and solution partners in hardware, networking, cloud, applications and software;

•	project management experience and capabilities;

•	end-to-end spectrum of IT and professional services we provide; and

•	financial stability and strong corporate governance.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to protect our business interests. While our technical services and products are not generally dependent upon patent protection, we do selectively seek patent protection for certain inventions likely to be incorporated into products and services or where obtaining such proprietary rights will improve our competitive position.

As our patent portfolio has been built over time, the remaining terms of the individual patents across the patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our solutions and services and enhancing our freedom of action to sell solutions and services in markets in which we choose to participate. No single patent is in itself essential to our company as a whole or to any business segment.

Additionally, we own or have rights to various trademarks, logos, service marks, and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

In addition to developing our intellectual property portfolio, we license intellectual property rights from third parties as we deem appropriate. We have also granted and plan to continue to grant to others licenses under our intellectual property rights when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

Environmental Regulation

Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities. However, we could incur substantial costs, including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws, or if new environmental legislation is passed which impacts our business.

Employees

As of March 31, 2018, we employed approximately 150,000 employees and had offices and operations in 70 countries.

Available Information

We use our corporate website, www.dxc.technology, as a routine channel for distribution of important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our corporate governance guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Business Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	64	2017	Indefinite	Chairman, President and Chief Executive Officer	None
Paul N. Saleh	61	2017	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	60	2017	Indefinite	Executive Vice President, General Counsel and Secretary	None
Stephen Hilton	47	2017	Indefinite	Executive Vice President, Global Delivery Organization	None
Joanne Mason	50	2017	Indefinite	Executive Vice President and Chief Human Resources Officer	None
Neil A. Manna	55	2017	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

J. Michael Lawrie has served as Chairman, President and Chief Executive Officer of DXC and as a member of the Board of Directors of DXC since the completion of the HPES Merger. Mr. Lawrie previously served as Chairman, President and Chief Executive Officer of CSC. Mr. Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012, and as a member of its Board of Directors in February 2012. On December 15, 2015, Mr. Lawrie was appointed chairman of the CSC Board of Directors. Prior to joining CSC, he served as the Chief Executive Officer of U.K.-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM’s business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM’s business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is a Trustee of Drexel University, Philadelphia. We believe Mr. Lawrie’s knowledge of the IT solutions industry and many years of experience as the Chief Executive Officer of DXC and CSC make him well-qualified to serve as a member of our board of directors.

Paul N. Saleh has served as Executive Vice President and Chief Financial Officer of DXC since the completion of the HPES Merger. Mr. Saleh previously served as executive vice president and Chief Financial Officer of CSC. Mr. Saleh joined CSC as Vice President and Chief Financial Officer on May 23, 2012. Prior to joining CSC, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications and technology industries. Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008. He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001.

William L. Deckelman, Jr. has served as Executive Vice President, General Counsel and Secretary of DXC since the completion of the HPES Merger. Mr. Deckelman previously served as Executive Vice President and General Counsel of CSC. Mr. Deckelman joined CSC in January 2008 and served as Vice President, General Counsel and Secretary from 2008 to 2012, and as Executive Vice President and General Counsel from 2012 to August 2014. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc. from 2000 to 2008, and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Stephen Hilton has served as Executive Vice President, Global Delivery Organization of DXC since the completion of the HPES Merger. Mr. Hilton previously served as the Executive Vice President and General Manager, Global Infrastructure Services of CSC. Mr. Hilton joined CSC in 2015. Prior to joining CSC, from 2006 to 2014, Mr. Hilton served as Managing Director and Chief Information Officer, Technology Infrastructure Services, and as Head of Corporate Real Estate & Services at Credit Suisse. Prior to his tenure at Credit Suisse, Mr. Hilton served from 2003 to 2006 in an Information Technology leadership role at JP Morgan Chase. Prior to that, from 1996 to 2003, Mr. Hilton worked at CSC as a service delivery executive, technical architect and business development/sales director and was based in London, Singapore and New York.

Joanne Mason has served as Executive Vice President and Chief Human Resources Officer of DXC since the completion of the HPES Merger. Ms. Mason served as Chief Human Resource Officer and Vice President of CSC since March 2015. Ms. Mason joined CSC in March 2012 as Chief of Staff and Head of Change Management and Execution Office. Prior to joining CSC, from October 2006 to March 2012, Ms. Mason served as Chief of Staff and Operation Director at Misys plc. Ms. Mason previously served in various management roles at Zouk Capital from 2004 to 2006, Lendlease Group from 2002 to 2004 and Energis Communications Ltd. from 1999 to 2002.

Neil A. Manna has served as Senior Vice President, Corporate Controller and Principal Accounting Officer of DXC since the completion of the HPES Merger. Mr. Manna previously served as Principal Accounting Officer, Vice President and Controller of CSC. Mr. Manna joined CSC on June 7, 2016. Prior to joining CSC, he served as the Chief Accounting Officer and Senior Vice President of CA, Inc. from December 2008 to June 3, 2016. He served as Principal Accounting Officer and Vice President of Worldwide Accounting for RealNetworks, Inc. from July 2007 to November 2008. He served as the Chief Financial Officer of TimePlus Systems, LLC (formerly TimePlus, Inc.) from November 2005 to April 2007. From February 2000 to October 2005, he served as a Director of Finance for the Payroll Division of Intuit and Controller of Employee Matters, Inc. From July 1990 to February 2000 he served as the Principal Accounting Officer, Vice President of Finance, Controller and Treasurer of CHI Energy, Inc. He is a Certified Public Accountant and holds a Bachelor’s degree in Accounting and a Master’s degree in Business Administration.

Item 1A.	RISK FACTORS

Any of the following risks could materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. The risks described below are not the only risks that DXC currently faces. Additional risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business

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

We may fail to complete strategic transactions. Closing strategic transactions is subject to uncertainties and risks, including the risk that we will be unable to satisfy conditions to closing, such as regulatory and financing conditions and the absence of material adverse changes to our business. In addition, our inability to successfully integrate the operations we acquire and leverage these operations to generate substantial cost savings, as well as our inability to avoid revenue erosion and earnings decline, could have a material adverse effect on our results of operations, cash flows and financial position. In order to achieve successful acquisitions, we will need to:

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

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

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including the demand for digital technologies and services, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards, are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer needs in cloud, information technology outsourcing, consulting, industry software and solutions and application services markets in a timely or cost-effective manner will impact our ability to retain and attract customers and our future revenue growth and earnings.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs, as well as shortages of qualified workers in the future and (2) the possibility that the U.S. Federal Government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, including but not limited to military activity or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA") and similar anti-bribery laws in other jurisdictions. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents, and others to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our omissions, or due to the acts or omissions of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

We could be held liable for damages, our reputation could suffer or we may experience service interruptions from security breaches, cyber attacks or disclosure of confidential information or personal data, which could cause significant financial loss.

As a provider of IT services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of data for our clients, including sensitive and personally identifiable information. We also manage IT infrastructure of our own and of clients. We possess substantial intellectual property. And, we collect and store certain personal and financial information from customers and employees.

At the same time, the continued occurrence of high-profile data breaches and cyber-attacks provides evidence of an external environment increasingly hostile to information and corporate security. Cybersecurity incidents can result from unintentional events or deliberate attacks by insiders or third parties, including criminals, competitors, nation-states, and hacktivists. Like other companies, we face an evolving array of cybersecurity and data security threats that pose risks to the company and our clients. We can also be harmed by attacks on third parties, such as denial-of-service attacks. We see regular unauthorized attempts to access our systems, which we evaluate for severity and frequency. Some of those attempts may succeed. It is possible that we could suffer a severe attack or incident, with serious impacts on the company.

We must expend capital and other resources to protect against attempted security breaches or cyber-attacks or to alleviate problems caused by successful breaches or attacks. We have a robust information security program and are undertaking cybersecurity planning and activities throughout the company. This includes the acquisition of technology and services, review and refinement of cybersecurity and data security policies and procedures and employee training, among many other investments. Senior management and the Board of Directors are appropriately and actively engaged in cybersecurity risk management by the Company.

Our security measures are designed to identify and protect against security breaches and cyber-attacks; no threat incident identified to date has resulted in a material adverse effect on us or our customers. However, there is no perfect security system, and our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability and reputational damage, and have a material adverse effect on our business. In addition, the cost and operational consequences of responding to breaches and cyber-attacks and implementing remediation measures could be significant.

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Security breaches, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, could expose us to risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability and other litigation, reputational harm, and a loss of customer confidence which could potentially have an adverse impact on future business with current and potential customers.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect our data and that of clients, including sensitive customer transaction data. A party who is able to circumvent our security measures and those of our contractors, partners and vendors could misappropriate proprietary information confidential data of us or our customers, employees and business partners or cause interruption in our or their operations.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods, that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

Increasing cybersecurity, data privacy and information security obligations around the world could also impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations, or lead to inquiries or enforcement actions. In the United States, we are seeing increasing obligations and expectations from federal and non-federal customers. In response, some of our customers have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer.

Compliance with new privacy and security laws, requirements and regulations, such as the European Union General Data Protection Regulation which became effective in May 2018, where required or undertaken by us, may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations, as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Portions of our infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation, and adversely affect our stock price.

Our ability to raise additional capital for future needs may impact our ability to compete.

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and
Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including potential new standards requiring the agencies to reassess rating practices and methodologies. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Any downgrades could negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

Information regarding our credit ratings is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources."

We have a substantial amount of indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness totaling approximately $8.4 billion as of March 31, 2018 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, may, among other things:

•	require the use of a substantial portion of our cash flow from operations to make debt service payments;

•	limit the ability to obtain additional financing for working capital, capital expenditures, investments, acquisitions or other general business purposes;

•	cause events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could require us to negotiate a waiver or could cause us to incur additional fees and expenses;

•	subject us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness and could cause our debt service obligations to increase significantly;

•	increase the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing; and

•	place us at a competitive disadvantage compared to less leveraged competitors.

In addition, we could be unable to refinance our outstanding indebtedness on reasonable terms or at all.

Our primary markets are highly competitive. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure-play” companies that have a single product focus. This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current operating margins, or achieve favorable operating margins, for technology outsourcing contracts extended or renewed in the future. If we fail to effectively reduce our cost structure during periods with declining margins, our results of operations may be adversely affected.

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology, innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support and security. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed. We have a large portfolio of services and we need to allocate financial, personnel and other resources across all services while competing with companies that have smaller portfolios or specialize in one or more of our service lines. As a result, we may invest less in certain business areas than our competitors do, and competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, competitors may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

Companies with whom we have alliances in certain areas may be or become competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.

We face aggressive price competition and may have to lower prices to stay competitive, while simultaneously seeking to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

The terms of the Separation and Distribution Agreement in connection with the HPES Merger included non-competition provisions pursuant to which DXC and HPE generally agreed not to compete in certain product and service categories for two years. In addition, HPE is party to a Separation and Distribution Agreement with HP that restricts HPE and the HPES business from engaging in certain activities that compete with HP until October 31, 2018. The foregoing restrictions may limit our ability to engage in certain activities, may potentially lead to disputes and may materially and adversely affect our business, financial condition and results of operations.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the expected cost to provide the services. We generally provide services under time and materials contracts, unit price contracts, fixed-price contracts, and multiple-element software sales. We are dependent on our internal forecasts and predictions about our projects and the marketplace and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Some IT outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreedupon adjustment, and normalization factors. Generally, if the benchmarking study shows that the pricing differs from the peer group outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our services business.

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

Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments or if we incur legal liability in connection with providing our services and solutions.

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected. Additionally, our customers may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such customers. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a customer, were to result in an internal control failure or impair our customer’s ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our customers, we could be subject to legal liability, which may have a material and adverse impact on our revenues and profitability.

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

In addition, due to the HPES Merger, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than expected due to difficulties encountered in the integration process, it may adversely impact our ability to realize the anticipated benefits of the HPES Merger.

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

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates, by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. Approximately 56% of revenues earned during fiscal 2018 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

We may use forward and option contracts to protect against currency exchange rate risks. The effectiveness of these hedges will depend on our ability to accurately forecast future cash flows, which may be particularly difficult during periods of uncertain demand and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire and not be renewed or may not offset the adverse financial impact resulting from currency variations. Losses associated with hedging activities may also impact our revenues and to a lesser extent our cost of sales and financial condition.

In June 2016, the United Kingdom held a referendum in which British citizens voted to exit from the European Union, commonly referred to as “Brexit.” In March 2017, the U.K. government initiated a process to withdraw from the European Union and began negotiating the terms of its separation. Current uncertainty over the negotiations between the United Kingdom and the European Union may adversely affect our operations and financial results. Risks we associate with Brexit include, for example, that Brexit could potentially result in restrictions on the movement of capital and the mobility of personnel between the remaining 27 European Union states and the United Kingdom, in addition to volatility in currency exchange rates. Brexit also creates uncertainty in areas currently regulated by European Union law, such as cross border data transfers. Brexit is also expected to lead to short- and medium-term uncertainty in future trade arrangements between U.K.-based operations and the various European Union markets that they serve.

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

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

•	local labor conditions and regulations;

•	managing our geographically dispersed workforce;

•	changes in the international, national or local regulatory and legal environments;

•	differing technology standards or customer requirements;

•	difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and

•	changes in tax laws.

Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.

We operate in approximately 70 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry specific insurance processing in the United Kingdom, which is regulated by authorities in the United Kingdom. and elsewhere, such as the U.K.’s Financial Conduct Authority and Her Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk. For example, in February 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. Our related internal investigation is continuing, and we have undertaken to cooperate with and provide a full report of our findings to OFAC when completed. Our retail investment account management business in Germany is another example of a regulated business, which must maintain a banking license, is regulated by the German Federal Financial Supervisory Authority and the European Central Bank and must comply with German banking laws and regulations.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction. These regulations and environments are also subject to change.

Adjusting business operations to changing environments and regulations may be costly and could potentially render the particular business operations uneconomical, which may adversely affect our profitability or lead to a change in the business operations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate at all times and may be subject to sanctions, penalties or fines as a result. These sanctions, penalties or fines may materially and adversely impact our profitability.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

Our Board of Directors has approved several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 19 - "Restructuring Costs".

In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us or our customers. Our contracts generally indemnify our clients from claims for intellectual property infringement for the services and equipment we provide under the applicable contracts. We also indemnify certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of software products and services and certain other matters. Some of the applicable indemnification arrangements may not be subject to maximum loss clauses. The expense and time of defending against these claims may have a material and adverse impact on our profitability. If we lose our ability to continue using any such services and solutions because they are found to infringe the rights of others, we will need to obtain substitute solutions or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such solutions, or to replace such solutions in a timely or cost-effective manner, could materially adversely affect our results of operations. Additionally, the publicity resulting from infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

We may be exposed to negative publicity and other potential risks if we are unable to achieve and maintain effective internal controls over financial reporting.

The Sarbanes-Oxley Act of 2002 and the related regulations require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. In connection with the HPES Merger, and as we continue to grow our business, our internal controls continue to become more complex and require more resources.

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

We acquired a substantial quantity of goodwill and other intangibles as a result of the HPES Merger, increasing our exposure to this risk. We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required.

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

We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all.

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. Likewise, during fiscal 2018 we paid quarterly cash dividends to our stockholders in accordance with our announced dividend policy for fiscal 2018. We intend to continue to pay a quarterly cash dividend during fiscal 2019 but the declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including net income, cash flow generated from operations, amount and location of our cash and investment balances, overall liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee that we will achieve our financial goals in the amounts or within the expected time frame, or at all. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory and other factors, general economic conditions, demand and prices for our services and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.

Any failure to achieve our financial goals could negatively impact our reputation, harm investor confidence in us, and cause the market price of our common stock to decline.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 20 - "Commitments and Contingencies", we are currently party to a number of disputes that involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities that may have a material and adverse impact on our liquidity and earnings.

We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could pose a risk to our business if customers or suppliers are unable to obtain financing to meet payment or delivery obligations to us. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenues.

Further, as of March 31, 2018, we have $3.6 billion of floating rate debt, of which a portion has been swapped to fixed rate debt. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward and option contracts and interest rate swaps with a number of counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

If our customers experience financial difficulties, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

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

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service ("IRS"), any of which could lessen or increase certain impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we recorded a provisional reduction of our deferred income tax liabilities resulting in a material non-cash benefit to earnings during fiscal 2018, the period in which the tax legislation was enacted, which may be subject to further adjustment in subsequent periods throughout fiscal 2019 in accordance with recent interpretive guidance issued by the SEC. Additionally, the repatriation tax resulted in a material amount of additional U.S. tax liability, the amount of which is reflected as tax expense in fiscal 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

Risks Related to the HPES Merger

We may not realize the anticipated benefits from the HPES Merger.

There can be no assurance that we will be able to realize the intended benefits of the HPES Merger or that we will perform as anticipated. Specifically, the HPES Merger could cause disruptions in the combined company's business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products or renew contracts or to end their relationships. Similarly, it is possible that current or prospective employees could experience uncertainty about their future roles, which could harm our ability to attract and retain key personnel.

Our success in realizing cost and revenues synergies, growth opportunities, and other financial and operating benefits as a result of the HPES Merger, and the timing of this realization, depends on the successful integration of our business operations. Even if we successfully integrate, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the HPES Merger may be offset by costs incurred in integrating CSC and HPES or in required capital expenditures related to the business combination with HPES. In addition, the quantification of previously announced synergies expected to result from the HPES Merger is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. The amount of synergies actually realized, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies, regardless of whether the two business operations are combined successfully. If the integration is unsuccessful or if we are unable to realize the anticipated synergies and other benefits of the HPES Merger, there could be a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance could suffer if we do not manage properly the risks associated with the HPES Merger.

The HPES business relies on its ability to retain significant services clients and maintain or increase the level of revenues from these clients. Before the HPES Merger, HPES was in the process of addressing challenges relating to the market shift to cloud-related IT infrastructure, software, and services. HPES was experiencing commoditization in the IT infrastructure services business market that is placing pressure on traditional information technology outsourcing pricing and cost structures. There is also an industrywide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, our integration of HPES must continue executing on the HPES multi-year turnaround plan, which includes a cost reduction initiative to align its costs with its revenue trajectory, a focus on new logo wins and strategic enterprise services, and initiatives to improve execution in sales performance and accountability, contracting practices and pricing. If we do not succeed in these efforts, or if these efforts are more costly or time consuming than expected, the HPES business and results of operations may be adversely affected.

Our results may be negatively affected if we are unable to adequately replace or provide resources formerly provided by HPE, or replace them at the same or lower cost.

HPES has historically received benefits and services from HPE. While HPE agreed to provide certain transition services to us for a period following the HPES Merger, it cannot be assured that we will be able to adequately replace or provide resources formerly provided by HPE, or replace them at the same or lower cost. If we are not able to replace the resources provided by HPE or are unable to replace them without incurring significant additional costs or are delayed in replacing the resources provided by HPE, or if the potential customers or other partners of the HPES business do not view our business relationships as equivalent to HPE’s, our results of operations may be harmed.

In connection with the HPES Merger, HPE and DXC and, in some cases, CSC, entered into several agreements that govern the relationship between the parties going forward, including an Employee Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Transition Services Agreement, and a Real Estate Matters Agreement. Changes in the strategic direction of HPE, or any successor of HPE, could, over time, impact the positioning and offerings of HPE’s brands and programs, including those being made available to us.

The integration following the HPES Merger may present significant challenges.

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

The ongoing process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of senior management may be required to devote considerable amounts of time to this integration process, which would decrease the time they have to manage our business, service existing businesses and develop new services or strategies. In addition, certain existing contractual restrictions limit the ability to engage in certain integration activities for varying periods after the HPES Merger. There is no assurance we will be able to continue to manage this integration to the extent or in the time horizon anticipated, particularly given the larger scale of the HPES business in comparison to CSC's business. If senior management is not able to timely and effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The delay or inability to achieve anticipated integration goals could have a material adverse effect on our business, financial condition and results of operations after the HPES Merger.

The unaudited pro forma condensed combined financial information of CSC and HPES is not intended to reflect what actual results of operations would have been had CSC and HPES been a combined company for the periods presented, and therefore these results may not be indicative of DXC's future operating performance.

The unaudited pro forma condensed combined financial information presented in this document is for illustrative purposes only and is based in part on certain assumptions regarding the HPES Merger that management believes are reasonable.

The business combination involving CSC and HPES was a reverse merger acquisition, with HPES deemed the legal acquirer in this combination and CSC deemed the acquirer for accounting purposes under GAAP. The unaudited pro forma condensed combined financial information does not reflect the costs of any integration activities or transaction related costs or incremental capital spend that management believes are necessary to realize the anticipated synergies from the HPES Merger. Accordingly, the pro forma financial information included in this document does not reflect what DXC’s results of operations or operating condition would have been had CSC and HPES been a consolidated entity during all periods presented, or what DXC’s results of operations and financial condition will be in the future.

We could have an indemnification obligation to HPE if the stock distribution in connection with the HPES business separation (the "Distribution") were determined not to qualify for tax-free treatment, which could materially adversely affect our financial condition.

If, due to any of our representations being untrue or our covenants being breached, the Distribution was determined not to qualify for tax-free treatment under Section 355 of the Internal Revenue Code (the "Code"), HPE would generally be subject to tax as if it sold the DXC common stock in a taxable transaction, which could result in a material tax liability. In addition, each HPE stockholder who received DXC common stock in the Distribution would generally be treated as receiving a taxable Distribution in an amount equal to the fair market value of the DXC common stock received by the stockholder in the Distribution.

In addition, the Distribution would be taxable to HPE (but not to HPE stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of HPE or us, directly or indirectly (including through acquisitions of our stock after the HPES Merger), as part of a plan or series of related transactions that includes the Distribution. In addition, Section 355(e) of the Code generally creates a presumption that any direct or indirect acquisition of stock of HPE or us within two years before or after the Distribution is part of a plan that includes the Distribution, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. If the IRS were to determine that direct or indirect acquisitions of stock of HPE or us, either before or after the Distribution, were part of a plan that includes the Distribution, such determination could cause Section 355(e) of the Code to apply to the Distribution, which could result in a material tax liability.

Under the Tax Matters Agreement, we were required to indemnify HPE against taxes resulting from the Distribution or certain aspects of the HPES Merger arising as a result of an Everett Tainting Act (as defined in the Tax Matters Agreement). If we were required to indemnify HPE for taxes resulting from an Everett Tainting Act, that indemnification obligation would likely be substantial and could materially adversely affect our financial condition.

To address compliance with Section 355(e) of the Code, in the Tax Matters Agreement, we agreed to certain restrictions that may limit our ability to pursue certain strategic transactions or engage in other transactions, including stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions for a period of time following the HPES Merger. As a result, we may determine to forgo certain transactions that otherwise could be advantageous.

If the HPES Merger does not qualify as a reorganization under Section 368(a) of the Code, CSC's former stockholders may incur significant tax liabilities.

The completion of the HPES Merger was conditioned upon the receipt by HPE and CSC of opinions of counsel to the effect that, for U.S. federal income tax purposes, the HPES Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Code (the "HPES Merger Tax Opinions"). The parties did not seek a ruling from the IRS regarding such qualification. The HPES Merger Tax Opinions were based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by HPE, HPES and CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the HPES Merger Tax Opinions are based are materially different from the actual facts that existed at the time of the HPES Merger, the conclusions reached in the HPES Merger Tax Opinions could be adversely affected and the HPES Merger may not qualify for tax-free treatment. Opinions of counsel are not binding on the IRS or the courts. No assurance can be given that the IRS will not challenge the conclusions set forth in the HPES Merger Tax Opinions or that a court would not sustain such a challenge. If the HPES Merger were determined to be taxable, previous holders of CSC common stock would be considered to have made a taxable disposition of their shares to HPES, and such stockholders would generally recognize taxable gain or loss on their receipt of HPES common stock in the HPES Merger.

We assumed certain material pension benefit obligations in connection with the HPES Merger. These liabilities and the related future funding obligations could restrict our cash available for operations, capital expenditures and other requirements, and may materially adversely affect our financial condition and liquidity.

Pursuant to the Employee Matters Agreement entered into in connection with the HPES Merger, while HPE retained all U.S. defined benefit pension plan liabilities, DXC retained all liabilities relating to the International Retirement Guarantee (“IRG”) programs for all HPES employees. The IRG is a non-qualified retirement plan for employees who transfer internationally at the request of the HPE Group. The IRG determines the country of guarantee, which is generally the country in which an employee has spent the longest portion of his or her career with the HPE Group, and the present value of a full career benefit for the employee under the HPE defined benefit pension plan and social security or social insurance system in the country of guarantee. The IRG then offsets the present value of the retirement benefits from plans and social insurance systems in the countries in which the employee earned retirement benefits for his or her total period of HPE Group employment. The net benefit value is payable as a single sum as soon as practicable after termination or retirement. This liability could restrict cash available for our operations, capital expenditures and other requirements, and may materially affect our financial condition and liquidity.

In addition, pursuant to the Employee Matters Agreement, DXC assumed certain other defined benefit pension liabilities in a number of non-U.S. countries (including the United Kingdom, Germany and Switzerland). Unless otherwise agreed or required by local law, where a defined benefit pension plan was maintained solely by a member of the HPES business, DXC assumed all assets and liabilities arising out of those non-U.S. defined benefit pension plans, and where a defined benefit pension plan was not maintained solely by a member of the HPES business, DXC assumed all assets and liabilities for those eligible HPES employees in connection with the HPES Merger. These liabilities and the related future payment obligations could restrict cash available for our operations, capital expenditures and other requirements, and may materially affect our financial condition and liquidity.

Risks Related to the Proposed USPS Separation and Mergers

The proposed USPS Separation and Mergers are contingent upon the satisfaction of a number of conditions, and the USPS Separation and Mergers may not be consummated on the terms or timeline currently contemplated.

On October 11, 2017, our board of directors unanimously approved a plan to spin off our USPS business and combine it with Vencore and KeyPoint to form a separate, independent publicly traded company named Perspecta Inc. ("Perspecta") to serve U.S. public sector clients.

As previously announced, aspects of the proposed USPS Separation and Mergers are expected to include: (1) the transfer by DXC of certain subsidiary entities holding our USPS business to Perspecta (the “USPS Reorganization”); (2) the receipt by DXC of cash and/or Perspecta debt securities in an aggregate amount of $984 million, which reflects the transaction consideration of $1.05 billion less $66 million in principal amount of debt that will remain outstanding at a subsidiary of Perspecta as part of the USPS Reorganization (the “Distribution Consideration”); (3) the distribution by DXC to its stockholders of all of the issued and outstanding shares of common stock, par value $0.01 per share, of Perspecta by way of a pro rata dividend (the “Distribution,” and together with the USPS Reorganization, the “USPS Separation”); and (4) the acquisition of Vencore and KeyPoint by Perspecta in exchange for Perspecta common shares and approximately $400 million of cash merger consideration (the “Mergers”). Upon consummation of the USPS Separation and Mergers, DXC shareholders are expected to own approximately 86% of Perspecta’s common shares, and funds managed by Veritas Capital and its affiliates are expected to own approximately 14% of the Perspecta’s common shares. In addition, a subsidiary of Perspecta will retain contractual capitalized lease obligations with an aggregate outstanding balance up to $300 million, net of cash payments from DXC.

The terms and conditions of the USPS Separation and Mergers are as set forth in the Perspecta Merger Agreement and, further to the Perspecta Merger Agreement, other separation agreements to be entered into by and between DXC and Perspecta prior to completion of the USPS Separation and Mergers (the “Separation Agreements”).

The consummation of the Mergers is subject to certain conditions, including (i) the completion of the USPS Reorganization, the payment of the Distribution Consideration, and the completion of the Distribution, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which was satisfied on December 22, 2017, (iii) the effectiveness of the registration statement filed with the Securities and Exchange Commission, which was satisfied on May 2, 2018, and the approval for listing on the New York Stock Exchange or the NASDAQ Global Market of the shares of Perspecta common stock to be issued in the Distribution, which was satisfied on April 30, 2018, (iv) the accuracy of the parties’ representations and warranties and the performance of their respective covenants contained in the Perspecta Merger Agreement, and (v) our receipt of an opinion of tax counsel to the effect that the USPS Separation should qualify as a tax-free transaction for U.S. federal income tax purposes.

Additionally, the Perspecta Merger Agreement contains certain termination rights for DXC, Vencore and KeyPoint. The Perspecta Merger Agreement further provides that, if the Distribution is not completed in accordance with the terms and conditions of the Separation Agreements on or before October 1, 2018, a termination fee of $50 million may be payable by DXC to Vencore and KeyPoint upon termination of the Perspecta Merger Agreement under specified circumstances.

For these and other reasons, the USPS Separation and Mergers may not be completed on the terms or timeline contemplated, if at all, and we may incur significant costs.

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

Among the conditions to completing the USPS Separation and Mergers will be our receipt of a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation should qualify as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) each of DXC and Perspecta should be a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the Distribution should qualify as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the Mergers should cause Section 355(e) of the Code to apply to the Distribution.

The opinion of counsel we receive will be based on, among other things, various factual representations and assumptions, as well as certain undertakings made by DXC and Perspecta. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, the conclusions reached in the opinion could be adversely affected and the USPS Separation may not qualify for tax-free treatment. Furthermore, an opinion of counsel is not binding on the IRS or the courts. Accordingly, no assurance can be given that the IRS will not challenge the conclusions set forth in the opinion or that a court would not sustain such a challenge. If, notwithstanding our receipt of the opinion, the USPS Separation is determined to be taxable, we would recognize taxable gain as if we had sold the shares of Perspecta in a taxable sale for its fair market value, which could result in a substantial tax liability. In addition, if the USPS Separation is determined to be taxable, each holder of our common stock who receives shares of Perspecta would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares received, which could materially increase such holder’s tax liability.

Even if the USPS Separation otherwise qualifies as a tax-free transaction, the Distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Perspecta are deemed to be part of a plan or series of related transactions that includes the Distribution. In this event, the resulting tax liability could be substantial. In connection with the USPS Separation, we expect to enter into a tax matters agreement with Perspecta, under which it will agree not to undertake any transaction without our consent that could reasonably be expected to cause the USPS Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities could be substantial.

Risk Relating to the NPS Separation (defined below)

The NPS Separation could result in significant tax liabilities to DXC and former CSC stockholders that received CSRA Inc. stock in the Separation.

Prior to the HPES Merger, CSC separated its U.S. public sector business, National Public Sector ("NPS") on November 27, 2015 (the "NPS Separation"). In connection with the NPS Separation, CSC received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the NPS Separation qualified as a tax-free transaction to CSC and holders of CSC common stock under Section 355 and related provisions of the Code. If, notwithstanding the conclusions expressed in that opinion, the NPS Separation were determined to be taxable, CSC and CSC stockholders that received CSRA stock in the NPS Separation could incur significant tax liabilities.

Under Section 355(e) of the Code, the NPS Separation would generally be taxable to us (but not to former CSC stockholders) if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of CSC, directly or indirectly (including through acquisition of our stock after the completion of the HPES Merger), as part of a plan or series of related transactions that includes the NPS Separation. In general, an acquisition will be presumed to be part of a plan with the NPS Separation if the acquisition occurs within two years before or after the NPS Separation. This presumption may, however, be rebutted based upon an analysis of the facts and circumstances related to the NPS Separation and the particular acquisition in question.

The completion of the HPES Merger was conditioned upon the receipt of CSC of an opinion of counsel to the effect that the HPES Merger should not cause Section 355(e) of the Code to apply to the NPS Separation or otherwise affect the qualification of the NPS Separation as a tax-free distribution under Section 355 of the Code (the “Separation Tax Opinion”). The Separation Tax Opinion was based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the Separation Tax Opinion is based are materially different from the actual facts that existed at the time of the HPES Merger, the conclusions reached in the Separation Tax Opinion could be adversely affected and the Separation may not qualify for tax-free treatment. No assurance can be given that the IRS will not challenge the conclusions set forth in the Separation Tax Opinion or that a court would not sustain such a challenge. Further, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions, for some period of time following the HPES Merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at a leased facility in Tysons, VA. We own or lease numerous general office facilities, global security operations centers, strategic delivery centers and data centers around the world. We do not identify properties by segment as they are interchangeable in nature and used by multiple segments.

During fiscal 2018, we initiated a post-HPES Merger facilities rationalization program to reduce our space capacity at low utilization and sub-scale locations, increase co-location, align locations by skill type and optimize our data center footprint. At a number of the locations described below we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease this excess space.

The following tables provide a summary of properties we own and lease as of March 31, 2018:

Geographic Area		Approximate Square Footage (in thousands)
	Number of Locations	Owned	Leased	Total
United States	190	6,411	3,697	10,108
India	68	741	4,787	5,528
Other Europe locations	123	363	3,193	3,556
United Kingdom	107	1,143	1,214	2,357
Australia & other Pacific Rim locations	50	158	1,673	1,831
Germany	47	318	877	1,195
France	40	713	270	983
China	14	12	873	885
Spain	19	—	526	526
Canada	16	217	304	521
Philippines	9	—	516	516
Rest of World	105	654	1,945	2,599
Total	788	10,730	19,875	30,605

We believe that the facilities described above are well-maintained, suitable and adequate to meet our current and anticipated requirements. See Note 8 - "Property and Equipment", which provides additional information related to our land, buildings and leasehold improvements, and Note 20 - "Commitments and Contingencies" under the caption "Commitments", which provides additional information related to our real estate lease commitments.

ITEM 3. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "DXC" since April 3, 2017. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NYSE.

	Fiscal 2018
Fiscal Quarter	High	Low
1st (from April 3, 2017)	$80.83	$67.76
2nd	86.29	75.64
3rd	99.44	84.85
4th	107.85	91.61

Number of Holders

As of May 11, 2018, there were 49,715 holders of record of our common stock.

Dividends

Cash dividends declared on DXC common stock for each quarter of fiscal 2018 are included in Selected Quarterly Financial Data (Unaudited) in Part II, Item 8 of this Annual Report.

We intend to continue to pay a quarterly cash dividend during fiscal 2019. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	$1,934,396,361
February 1, 2018 to February 28, 2018	170,700	$98.37	170,700	$1,917,604,585
March 1, 2018 to March 31, 2018	525,577	$104.84	525,577	$1,862,504,589

(1) On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 14 - "Stockholders' Equity" for further discussion regarding share repurchases.

Performance Graph

The following graph shows a comparison from April 3, 2017 (the date our common stock commenced trading on the NYSE) through March 31, 2018 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 3, 2017 in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

The following table provides indexed returns assuming $100 was invested on April 3, 2017, with annual returns using our fiscal year-end date.

Indexed Return
(April 3, 2017 to March 31, 2018)
DXC Technology Company	48.7%
S&P 500 Index	12.0%
S&P North American Technology Index	30.0%

Equity Compensation Plans

See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of March 31, 2018 and 2017 and for the fiscal years ended March 31, 2018, March 31, 2017, and April 1, 2016 have been derived from the audited consolidated financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of April 1, 2016, April 3, 2015, and March 28, 2014 and for the fiscal years ended April 3, 2015, and March 28, 2014 are derived from our consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for fiscal 2018, 2017 and 2016 should be read in conjunction with the financial statements and notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Fiscal Years Ended
(in millions, except per-share amounts)	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Revenues	$24,556	$7,607	$7,106	$8,117	$8,899
Income (loss) from continuing operations, before taxes	1,671	(174)	10	(671)	694
Income tax (benefit) expense	(111)	(74)	(62)	(464)	174
Income (loss) from continuing operations, net of taxes	1,782	(100)	72	(207)	520
Income from discontinued operations, net of taxes	—	—	191	224	448
Net income (loss) attributable to DXC common stockholders	1,751	(123)	251	2	947
Earnings (loss) per common share:
Basic:
Continuing operations	$6.15	$(0.88)	$0.51	$(1.45)	$3.52
Discontinued operations	—	—	1.31	1.46	2.89
	$6.15	$(0.88)	$1.82	$0.01	$6.41
Diluted:
Continuing operations	$6.04	$(0.88)	$0.50	$(1.45)	$3.45
Discontinued operations	—	—	1.28	1.46	2.83
	$6.04	$(0.88)	$1.78	$0.01	$6.28

Weighted average common shares outstanding for:
Basic EPS	284.93	140.39	138.28	142.56	147.65
Diluted EPS	289.77	140.39	141.33	142.56	150.76

Cash dividend per common share	$0.72	$0.56	$2.99	$0.92	$0.80

Balance Sheet Data:

	As of
(in millions)	March 31, 2018(1)	March 31, 2017	April 1, 2016	April 3, 2015	March 28, 2014
Cash and cash equivalents	$2,648	$1,263	$1,178	$2,076	$2,418

Total assets	33,921	8,663	7,736	10,221	11,361

Debt
Long-term debt, net of current maturities	$6,306	$2,225	$1,934	$1,635	$2,207
Short-term debt and current maturities of long-term debt	2,073	738	710	883	681
Total Debt	$8,379	$2,963	$2,644	$2,518	$2,888

Total equity	$13,837	$2,166	$2,032	$2,965	$3,950
Net debt-to-total capitalization (6)	25.8%	33.1%	31.4%	8.1%	6.9%

(1) Fiscal 2018 financial results are not directly comparable to periods ending prior to April 1, 2017 which reflect CSC's financial results before the HPES Merger on April 1, 2017. See Note 1 - "Summary of Significant Accounting Policies". Additionally, fiscal 2018 net income attributable to DXC common stockholders and earnings per common share were impacted by the Tax Cuts and Jobs Act. See Note 11 - "Income Taxes" for further details.
(2) Fiscal 2017 included $238 million of restructuring costs.
(3) Fiscal 2016 included $95 million of debt extinguishment costs.
(4) Fiscal 2015 included $256 million of restructuring costs and $197 million of SEC settlement related charges.
(5) Fiscal 2014 included $74 million of restructuring costs.
(6) Net debt-to-total capitalization is a non-GAAP measure used by management to assess our ability to service our debts using only our cash and cash equivalents. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Liquidity and Capital Resources" for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2018 and our financial condition as of March 31, 2018. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

Background

DXC was formed by the combination of CSC and HPES on April 1, 2017. We are the world's leading independent, end-to-end IT services company, serving nearly 6,000 private and public-sector clients from a diverse array of industries across 70 countries. Our technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia and Australia. We operate through three segments: GBS, GIS and USPS. We market and sell our services directly to clients through our direct sales force operating out of sales offices around the world. Our clients include commercial businesses of many sizes and in many industries and public sector enterprises.

Results of Operations

In connection with the HPES Merger, CSC was deemed the accounting acquirer of HPES for accounting purposes under GAAP, therefore, CSC is considered DXC's predecessor and the historical financial statements of CSC prior to April 1, 2017, are reflected herein as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017 do not include the financial results of HPES, and therefore, are not directly comparable. Additionally, CSC used to report its results based on a fiscal year convention that comprises four thirteen-week quarters. However, effective April 1, 2017, DXC's fiscal year was modified to end on March 31 of each year with each quarter ending on the last calendar day.

In an effort to provide investors with additional information, the following discussion includes certain comparisons of our results of operations for the fiscal year ended March 31, 2018 to our pro forma results of operations for the fiscal year ended March 31, 2017. Our pro forma results of operations for the fiscal year ended March 31, 2017 are based upon the historical statements of operations of each of CSC and HPES, giving effect to the HPES Merger as if it had been consummated on April 2, 2016. CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the fiscal year ended March 31, 2017 and of HPES for the fiscal year ended January 31, 2017. See "Unaudited Pro Forma Combined Statement of Operations" below for additional information.

The following table sets forth certain financial data for fiscal 2018, 2017 and 2016:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2018	March 31, 2017	April 1, 2016

Revenues	$24,556	$7,607	$7,106

Income (loss) from continuing operations, before taxes	1,671	(174)	10
Income tax benefit	(111)	(74)	(62)
Income (loss) from continuing operations	1,782	(100)	72
Income from discontinued operations, net of taxes	—	—	191
Net income (loss)	$1,782	$(100)	$263

Diluted earnings (loss) per share:
Continuing operations	$6.04	$(0.88)	$0.50
Discontinued operations	—	—	1.28
	$6.04	$(0.88)	$1.78

Fiscal 2018 Highlights

During fiscal 2018, we surpassed our first year HPES Merger integration milestones, delivering over $1 billion of year one cost take-out. The additional savings were primarily driven by workforce optimization actions including the acceleration of management reductions and the global deployment of our automation program, Bionix. These ongoing cost actions address both internal labor, as well as third party contractors. We further enhanced our workforce management processes to cost-effectively deliver existing business while staffing the required labor for new business. We also executed on several initiatives to optimize non-labor spend, including ongoing rate negotiations, vendor consolidation, demand management, reductions in maintenance expense and rationalization of facilities.

Fiscal 2018 financial highlights include the following:

•	Fiscal 2018 revenues were $24,556 million.

•
Fiscal 2018 net income and diluted EPS were $1,782 million and $6.04, respectively, including the cumulative impact of certain items of $550 million, or $1.90 per share, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, pension and other post-retirement benefit ("OPEB") actuarial and settlement gains and a tax adjustment related to U.S. tax reform.

•	Our cash and cash equivalents were $2,648 million at March 31, 2018.

•	We generated $3,243 million of cash from operations during fiscal 2018.

•	The Company returned $311 million to shareholders in the form of common stock dividends and share repurchases during fiscal 2018.

Revenues

The following discussion includes a comparison of our revenues for fiscal 2018 compared with fiscal 2017 and fiscal 2017 compared with fiscal 2016. The discussion of revenues for fiscal 2018 compared with fiscal 2017 contains an analysis on a GAAP basis and on a pro forma basis giving effect to the HPES Merger. The discussion of revenues for fiscal 2017 compared with fiscal 2016 contains an analysis on a GAAP basis only and does not include revenues of HPES.

Fiscal 2018 compared with fiscal 2017

	Fiscal Years Ended
(in millions)	March 31, 2018		March 31, 2017	Change	Percentage Change (NM)
GBS	$9,254		$4,173	$5,081	—
GIS	12,479		3,434	9,045	—
USPS	2,823		—	2,823	—
Total Revenues	$24,556	—	$7,607	$16,949	—

(NM) Calculation is not meaningful.

The increase in revenues for fiscal 2018 compared with fiscal 2017 was driven by the HPES Merger.

As a global company, over 56% of our fiscal 2018 revenues were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues for the fiscal year ended March 31, 2018 compared to pro forma revenues for the fiscal year ended March 31, 2017:

	Fiscal Years Ended
(in millions)	Constant Currency March 31, 2018(1)		Pro Forma March 31, 2017 (2)	Change	Percentage Change
GBS	$9,093		$9,530	$(437)	(4.6)%
GIS	12,249		13,018	(769)	(5.9)%
USPS	2,823		2,846	(23)	(0.8)%
Total Revenues	$24,165	—	$25,394	$(1,229)	(4.8)%

(1) Fiscal 2018 revenues are presented at constant currency and include purchase price accounting adjustments of $(24) million, $(98)
million and $(8) million for GBS, GIS and USPS, respectively. See Note 2 - "Acquisitions."
(2) Our pro forma results of operations are further discussed below in the section “Unaudited Pro Forma Combined Statement of
Operations."

Our Digital revenue cuts across all three of our reporting segments of GBS, GIS, and USPS, and includes Enterprise, Cloud Applications and Consulting, Cloud, Analytics and Security. Digital revenue grew year-over-year, reflecting our clients’ accelerating shift to Digital. During fiscal 2018, we also formed a new digital business team to jointly develop digital transformations with our clients, leveraging assets from across the company and our partnerships.

Global Business Services

Our GBS segment revenues were $9.3 billion for fiscal 2018, representing an increase of $5.1 billion over fiscal 2017. The revenue growth is attributed to the HPES Merger.

Constant currency revenues were $9.1 billion for fiscal 2018 compared to $9.5 billion for fiscal 2017 on a pro forma basis. The $0.4 billion decrease was primarily driven by $0.9 billion of contracts that concluded or were renewed at a lower rate. These decreases were partially offset by a $0.7 billion increase in revenues from new business as well as the contributions from our recent acquisition of Tribridge. Digital revenues in Enterprise, Cloud Applications and Consulting and Analytics grew year-over-year, offset by declines in traditional Application Services revenues. Enterprise, Cloud Applications and Consulting offerings continue to drive growth through an expanded portfolio of quick start offerings, which allow us to rapidly understand the client environment and develop more impactful large scale transformations.

Global Infrastructure Services

Our GIS segment revenues were $12.5 billion for fiscal 2018, representing an increase of $9.0 billion over fiscal 2017. The revenue growth is attributed to the HPES Merger.

Constant currency revenues were $12.2 billion for fiscal 2018 compared to $13.0 billion for fiscal 2017 on a pro forma basis. The $0.8 billion decrease was primarily driven by $1.3 billion of contracts that concluded or were renewed at a lower rate. These decreases were partially offset by a $0.6 billion increase in revenues from new business. Cloud revenue grew year-over-year as clients continue to migrate workloads from legacy infrastructure environments to hybrid cloud environments.

United States Public Sector

We began to report the USPS segment, formerly the HPES U.S. public sector business, in fiscal 2018. The USPS segment provides infrastructure and other services similar to our GIS and GBS segments to all levels of government in the U.S.

Constant currency revenues were $2.8 billion for fiscal 2018 compared to $2.8 billion for fiscal 2017 on a pro forma basis. The year-over-year comparison of revenues was impacted by an increase in revenues from new business during fiscal 2018 that was offset by the non-recurrence of a contract reset that resulted in a one-time revenue increase in fiscal 2017.

During fiscal 2018, GBS, GIS and USPS had contract awards of $10.2 billion, $11.6 billion and $1.9 billion, respectively.

Fiscal 2017 compared with fiscal 2016

	Fiscal Years Ended
(in millions)	March 31, 2017		April 1, 2016	Change	Percentage Change
GBS	$4,173		$3,637	$536	14.7%
GIS	3,434		3,469	(35)	(1.0)%
Total Revenues	$7,607	—	$7,106	$501	7.1%

Our fiscal 2017 revenues increased $501 million as compared with fiscal 2016. The increase was due to growth in our GBS segment and revenues from our recent acquisitions. The increase in fiscal 2017 revenues was partially offset by a decrease in revenues of $317 million caused by contracts that concluded or were renewed at lower rates and a $221 million adverse impact of foreign currency movement due to the strengthening of the U.S. dollar against the British pound.

The table below summarizes our constant currency revenues for the fiscal year ended March 31, 2017 compared to the fiscal year ended April 1, 2016:

	Fiscal Years Ended
(in millions)	March 31, 2017(1)	April 1, 2016	Change	Percentage Change
GBS	$4,291	$3,637	$654	18.0%
GIS	3,537	3,469	68	2.0%
Total Revenues	$7,828	$7,106	$722	10.2%

(1) Fiscal 2017 revenues are presented at constant currency. Constant currency revenues is a non-GAAP measure and is further described above in the section “Fiscal 2018 compared with fiscal 2017.”

Global Business Services

The $654 million, or 18.0%, constant currency increase for fiscal 2017 as compared to fiscal 2016 was driven by growth in next generation business processing services offerings, as well as contributions from our recent acquisitions, primarily within our Digital Applications business and our IS&S business where we continue to prioritize the development of our digital capabilities. Digital Applications, our enterprise, cloud applications and consulting business, increased over 38% in constant currency and IS&S increased over 26% in constant currency when compared to prior fiscal year. The increase was largely due to revenues from our recent acquisitions which we continue to integrate into our existing business and new business revenues increased $249 million. These increases were partially offset by a $274 million decrease in revenues from contracts that concluded and a $131 million decline from contracts renewed at lower rates.

Global Infrastructure Services

GIS segment constant currency revenues for fiscal 2017 increased $68 million, or 2.0%, as compared to fiscal 2016. The increase was primarily due to an increase of $243 million in revenues from new business and an increase in revenues contributed from our recent acquisitions. In addition, we recognized incremental revenues of $43 million under our GIS segment's portion of the IP matters agreement (see Note 3 - "Divestitures"). These increases were partially offset by decreases in revenues of $335 million from contracts that concluded, $89 million from contracts renewed with scope changes and $23 million due to price-downs. We continued to take actions to mitigate the secular headwinds facing our traditional IT outsourcing business and focus GIS on the next generation digital needs of our clients.

During fiscal 2017, GBS and GIS had contract awards of $4.9 billion and $3.7 billion, respectively, as compared to fiscal 2016 contract awards of $4.3 billion and $4.3 billion.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended			Percentage of Revenues
(in millions)	March 31, 2018	March 31, 2017(1)	April 1, 2016(1)	2018	2017(1)	2016(1)
Costs of services (excludes depreciation and amortization and restructuring costs)	$17,944	$5,545	$5,185	73.0%	72.9%	73.0%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,010	1,279	1,059	8.2	16.8	14.9
Depreciation and amortization	1,964	647	658	8.0	8.5	9.3
Restructuring costs	803	238	23	3.3	3.1	0.3
Interest expense, net	246	82	85	1.0	1.1	1.2
Debt extinguishment costs	—	—	95	—	—	1.3
Other income, net	(82)	(10)	(9)	(0.3)	(0.1)	(0.1)
Total costs and expenses	$22,885	$7,781	$7,096	93.2%	102.3%	99.9%

(1) Fiscal 2017 and 2016 costs and expenses are for CSC only and therefore are not directly comparable to fiscal 2018 costs and expenses.

During fiscal 2018, we took actions to optimize our workforce, extract greater supply chain efficiencies and rationalize our real estate footprint. We reduced our labor base by approximately 13% through a combination of automation, best shoring and pyramid correction. We also rebalanced our skill mix, including the addition of more than 18,000 new employees and the ongoing retraining of the existing workforce. In real estate, we restructured over four million square feet of space during fiscal 2018.

Costs of Services

Fiscal 2018 compared with fiscal 2017

Cost of services excluding depreciation and amortization and restructuring costs ("COS") was $17.9 billion for fiscal 2018 as compared to $5.5 billion for fiscal 2017. The increase in COS was driven by the HPES Merger and was partially offset by reduction in costs associated with our labor base and real estate. COS for fiscal 2018 included $192 million of pension and OPEB actuarial and settlement gains associated with our defined benefit pension plans.

Fiscal 2017 compared with fiscal 2016

COS as a percentage of revenues remained consistent year over year. The $360 million increase in COS was largely related to our acquisitions and a $31 million gain on the sale of certain intangible assets in our GIS segment during fiscal 2016 not present in the current fiscal year. This increase was offset by management's ongoing cost reduction initiatives and a year-over-year favorable change of $28 million to pension and OPEB actuarial and settlement losses associated with our defined benefit pension plans. The amount of restructuring charges, net of reversals, excluded from COS was $219 million and $7 million for fiscal 2017 and 2016, respectively.

Selling, General and Administrative

Fiscal 2018 compared with fiscal 2017

Selling, general and administrative expense excluding depreciation and amortization and restructuring costs ("SG&A") was $2.0 billion for fiscal 2018 as compared to $1.3 billion for fiscal 2017. The increase in SG&A was driven by the HPES Merger. Integration, separation and transaction-related costs were $408 million during fiscal 2018, as compared to $305 million during fiscal 2017.

Fiscal 2017 compared with fiscal 2016

SG&A as a percentage of revenues increased 2.2% to 16.8% for fiscal 2017 from 14.6% for fiscal 2016. The increase was due to transaction and integration costs of $305 million associated with our recent acquisitions and the HPES Merger, an increase of $16 million in the recognition of pension and OPEB actuarial and pension settlement losses and a non-recurring settlement recovery of $16 million recorded as a reduction of SG&A during fiscal 2016, not present in the current fiscal year. These increases were partially offset by higher revenues. During fiscal 2017 and 2016, we recognized $15 million and $(1) million, respectively, of actuarial and pension settlement losses (gains) in SG&A. The amount of restructuring charges, net of adjustments, excluded from SG&A was $19 million and $16 million for fiscal 2017 and 2016, respectively.

Depreciation and Amortization

Fiscal 2018 compared with fiscal 2017

Depreciation and amortization expense ("D&A") was $2.0 billion for fiscal 2018 as compared to $0.6 billion for fiscal 2017. The increase in D&A was attributed to acquired property and equipment and intangible assets associated with the HPES Merger.

Fiscal 2017 compared with fiscal 2016

D&A as a percentage of revenues decreased less than 1% to 8.5% for fiscal 2017 from 9.3% for fiscal 2016 due to an increase in revenues for the GBS segment and lower D&A within the GIS segment as a result of reduced capital expenditures from contract terminations, as well as a continued focus on capital efficiency. The decrease in the D&A ratio was partially offset by an increase in amortization related to acquisitions, primarily within the GBS segment.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2018, 2017 and 2016 we initiated certain restructuring actions across our segments. The fiscal 2018 restructuring initiatives are intended to reduce our core structure and related operating costs, improve our competitiveness, and facilitate the achievement of acceptable and sustainable profitability following our recent acquisitions and the HPES Merger.

Total restructuring costs recorded, net of reversals, during fiscal 2018, 2017 and 2016 were $803 million, $238 million and $23 million, respectively. The net amounts recorded included $13 million, $6 million and $7 million of pension benefit augmentations for fiscal 2018, 2017 and 2016, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

See Note 19 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Fiscal 2018 compared with fiscal 2017

Interest expense for fiscal 2018 was $335 million as compared to $117 million in fiscal 2017. The year-over-year increase in interest expense includes interest expense associated with $5.6 billion of debt acquired in connection with the HPES Merger.

Interest income for fiscal 2018 was $89 million as compared to $35 million in fiscal 2017. The year-over-year increase in interest income was due to higher cash balances during fiscal 2018 as compared to the prior fiscal year.

Fiscal 2017 compared with fiscal 2016

Interest expense for fiscal 2017 was $117 million as compared to $123 million in fiscal 2016. The year-over-year decrease in interest expense was due to the fourth quarter fiscal 2016 redemption of our 6.50% term notes and lower interest rates on our existing debt.

Interest income for fiscal 2017 was $35 million as compared to $38 million in fiscal 2016. The decrease in interest income was due to lower average deposit balances in our money market funds and money market deposit accounts during fiscal 2017 as compared to the prior fiscal year.

Debt Extinguishment Costs

During fiscal 2016, CSC redeemed all outstanding 6.50% term notes due March 2018 at par plus redemption premiums related to a make-whole provision and accrued interest. Debt extinguishment costs of $95 million for fiscal 2016 consists primarily of redemption premiums. There were no debt extinguishment costs recorded in fiscal 2018 or fiscal 2017.

Other Income, Net

Fiscal 2018 compared with fiscal 2017

Other income, net consists of movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $72 million increase in other income for fiscal 2018 was primarily due to foreign currency gain related to a change in the functional currency of a European holding company.

Fiscal 2017 compared with fiscal 2016

The $1 million year-over-year increase in other income was due to a $7 million year-over-year benefit of favorable movements in foreign currency exchange rates used to fair value our foreign currency forward contracts and the related foreign currency denominated assets and liabilities partially offset by a $6 million gain on sale of certain assets during fiscal 2016 not present in fiscal 2017.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes for fiscal 2018, 2017 and 2016 was (6.6)%, (42.5)% and (620.0)%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 11 - "Income Taxes."

In fiscal 2018, the ETR was primarily impacted by the effects of the Act:

•
The release of a deferred tax liability relating to the outside basis difference of foreign subsidiaries which increased the income tax benefit and decreased the ETR by $554 million and 33.2%, respectively.

•	The accrual of the one-time transition tax on estimated unremitted foreign earnings which decreased the income tax benefit and increased the ETR by $361 million and 21.6%, respectively.

•	The remeasurement of deferred tax assets and liabilities as a result of the Act, which increased the income tax benefit and decreased the ETR by $338 million and 20.3%, respectively.

In fiscal 2017, the ETR was primarily impacted by:

•
A change in the valuation allowance that primarily consists of an aggregate income tax detriment for the increase in the valuation allowances on tax attributes primarily in the U.S., Germany and Luxembourg, which decreased the overall income tax benefit and decreased the ETR by $135 million and 78%, respectively. Offset by an aggregate income tax benefit related to the release of valuation allowances on tax attributes primarily in the U.K., Denmark and Japan, which increased the overall income tax benefit and increased the ETR by $75 million and 43.0%, respectively.

•
An income tax detriment for transaction costs incurred that are not deductible for tax purposes, which resulted in a decrease to the overall tax benefit and decreased the ETR by $21 million and 12.1%, respectively.

•
An income tax benefit from excess tax benefits realized from employee share-based payment awards, which resulted in an increase in the overall income tax benefit and increased the ETR by $20 million and 11.3%, respectively.

In fiscal 2016, the ETR was primarily impacted by:

•
The adoption of a new accounting standard on excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

•
An increase in the overall valuation allowance primarily due to the Separation related to state net operating losses and state tax credits. This decreased the overall income tax benefit and ETR by $27 million and 270%, respectively.

•
The release of a liability for uncertain tax positions following the closure of the U.K. tax audit for fiscal 2010 to 2012. This increased the income tax benefit by $58 million and increased the ETR by 580%.

•	Adjustments to uncertain tax positions in the U.S. that increased the overall income tax benefit by $24 million and increased the ETR by 240%, respectively.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2016. With respect to CSC's fiscal 2008 through 2010 federal tax returns, we previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. We have an agreement in principle with the IRS Office of Appeals as to some but not all of these adjustments. We have agreed to extend the statute of limitations associated with this audit through April 30, 2019. In addition, during the first quarter of fiscal 2018, we received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. We have filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2016 federal income tax returns. We have not received any adjustments for this cycle. For HPES entities the IRS is examining federal income tax returns for fiscal 2008 through 2012. In addition, HPE entities have received a Revenue Agent's Report with respect to calendar years 2005 through 2008, and these adjustments were protested to the IRS Office of Appeals. We continue to believe that our tax positions are more-likely-than-not sustainable and that we will ultimately prevail.

In addition, we may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than we have accrued as uncertain tax positions. We may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, we could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. We believe the outcomes that are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $36 million to $70 million, excluding interest, penalties, and tax carry-forwards.

Income from Discontinued Operations

Income from discontinued operations, net of taxes, primarily reflects the results of operations of CSC's former NPS segment which was divested on November 27, 2015. There were no discontinued operations in fiscal 2018 or fiscal 2017.

Earnings (Loss) Per Share

Fiscal 2018 compared with fiscal 2017

Diluted EPS for fiscal 2018 was $6.04, an increase of $6.92 per share compared with the prior fiscal year. The increase was due to an increase of $1,874 million in net income attributable to DXC common stockholders, partially offset by an increase in weighted average common shares outstanding for diluted EPS attributable to capital restructuring associated with the HPES Merger.

Diluted EPS for fiscal 2018 includes $2.06 per share of restructuring costs, $1.00 per share of transaction, separation and integration-related costs, $1.37 per share of amortization of acquired intangible assets, $(0.60) per share of pension and OPEB actuarial and settlement gains, and $(1.94) per share reflecting the estimated non-recurring benefit of the Act.

Fiscal 2017 compared with fiscal 2016

Diluted EPS from continuing operations in fiscal 2017 decreased $1.38 per share to $(0.88) per share primarily due to $403 million of transaction and integration related costs during fiscal 2017 for the HPES Merger and other acquisitions. In addition, restructuring costs increased $215 million as compared to the same period in the prior year. These decreases were partially offset by the non-recurrence of fiscal 2016 debt extinguishment costs of $95 million.

Total diluted EPS for fiscal 2017 decreased $2.66 per share due to the reasons mentioned above for EPS from continuing operations and the lack of discontinued operations associated with the Separation of NPS during the current fiscal year.

Unaudited Pro Forma Condensed Combined Statement of Operations

In an effort to provide investors with additional information, we are disclosing certain unaudited pro forma financial information of DXC for the fiscal year ended March 31, 2017 as supplemental information herein. The following unaudited pro forma condensed combined statement of operations of DXC (the “unaudited pro forma statement of operations”) is for the fiscal year ended March 31, 2017 after giving effect to the HPES Merger. See Note 1 - "Summary of Significant Accounting Policies" and Note 2 - "Acquisitions" for additional information about the HPES Merger.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. Every fifth year included an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date. HPES reported its results on a fiscal year basis ended October 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the fiscal year ended March 31, 2017 and of HPES for the fiscal year ended January 31, 2017.

The historical combined statement of operations of HPES was “carved-out” from the combined statement of operations of HPE and reflects assumptions and allocations made by HPE. The combined statement of operations of HPES included all revenues and costs directly attributable to HPES and an allocation of expenses related to certain HPE corporate functions. The results of operations in the HPES historical combined statement of operations does not necessarily include all expenses that would have been incurred by HPES had it been a separate, stand-alone entity. Actual costs that may have been incurred if HPES had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, functions outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Consequently, HPES’ historical combined statement of operations does not necessarily reflect what HPES’ results of operations would have been had HPES operated as a stand-alone company during the period presented.

The unaudited pro forma statement of operations has been prepared using the acquisition method of accounting with CSC considered the accounting acquirer of HPES. The unaudited pro forma statement of operations combines the historical results of CSC and HPES, reflects preliminary purchase accounting adjustments and aligns accounting policies of CSC and HPES. The historical statements of operations have been adjusted in the unaudited pro forma statement of operations to give effect to pro forma events that were (i) directly attributable to the HPES Merger, (ii) factually supportable, and (iii) which are expected to have a continuing impact on the consolidated results of operations of DXC. The pro forma results do not reflect the costs of integration activities or benefits that may result from realization of first-year synergies.

The adjustments included in the unaudited pro forma statement of operations were based upon currently available information and assumptions that management of DXC believes to be reasonable. The unaudited pro forma statement of operations is for informational purposes only and is not intended to represent or to be indicative of the actual results of operations that the combined company would have reported had the HPES Merger been completed on April 2, 2016, and should not be taken as being indicative of DXC’s future consolidated financial results.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

	Historical
(in millions, except per-share amounts)	CSC for the Twelve Months Ended March 31, 2017	HPES for the Twelve Months Ended January 31, 2017	Reclassifications	HPES Merger Adjustments	Pro Forma Combined

Revenues	$7,607	$17,787	$—	$—	$25,394

Costs of services (excludes depreciation and amortization and restructuring costs)	5,545	15,132	(1,063)	(615)	18,999
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,279	2,106	(314)	(433)	2,638
Depreciation and amortization	647	—	1,620	161	2,428
Amortization of intangible assets	—	231	(231)	—	—
Restructuring costs	238	622	—	—	860
Divestiture charges	—	13	(13)	—	—
Interest expense	117	—	176	49	342
Interest income	(35)	—	(46)	—	(81)
Defined benefit plan settlement charges	—	(1)	1	—	—
Other expense, net	(10)	—	8	—	(2)
Total costs and expenses	7,781	18,103	138	(838)	25,184

Interest and other, net	—	(143)	143	—	—
(Loss) income before income taxes	(174)	(459)	5	838	210
Income tax (benefit) expense	(74)	73	—	234	233
Net (loss) income	(100)	(532)	5	604	(23)
Less: net income attributable to non-controlling interest, net of tax	23	—	5	—	28
Net loss attributable to DXC common stockholders	$(123)	$(532)	$—	$604	$(51)

Loss per common share:
Basic	$(0.88)				$(0.18)
Diluted	$(0.88)				$(0.18)

Weighted-average common shares:
Basic	140.39				283.16
Diluted	140.39				283.16

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations and unaudited pro forma statement of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP or on a pro forma basis include:

	Fiscal Years Ended
(in millions)	March 31, 2018	Pro Forma March 31, 2017
Income (loss) from continuing operations	$1,671	$210
Non-GAAP income from continuing operations	$3,253	$2,184
Net income (loss)	$1,782	$(23)
Adjusted EBIT	$3,499	$2,445

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing, and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

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

•
Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2018 and the application of an approximate 27.5% pro forma tax rate for fiscal 2017, which is the midpoint of prospective targeted effective tax rate range of 25% to 30% and effectively excludes the impact of discrete tax adjustments for that period.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$17,944	$—	$—	$—	$192	$—	$18,136

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,010	—	(408)	—	28	—	1,630

Income (loss) from continuing operations, before taxes	1,671	803	408	591	(220)	—	3,253
Income tax (benefit) expense	(111)	206	117	193	(45)	561	921
Net income (loss)	1,782	597	291	398	(175)	(561)	2,332
Less: net income attributable to non-controlling interest, net of tax	31	—	—	—	—	—	31
Net income (loss) attributable to DXC common stockholders	$1,751	$597	$291	$398	$(175)	$(561)	$2,301

Effective Tax Rate	(6.6)%						28.3%

Basic EPS from continuing operations	$6.15	$2.10	$1.02	$1.40	$(0.61)	$(1.97)	$8.08
Diluted EPS from continuing operations	$6.04	$2.06	$1.00	$1.37	$(0.60)	$(1.94)	$7.94

Weighted average common shares outstanding for:
Basic EPS	284.93	284.93	284.93	284.93	284.93	284.93	284.93
Diluted EPS	289.77	289.77	289.77	289.77	289.77	289.77	289.77

* The net periodic pension cost within income from continuing operations includes $371 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $(534) million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

A reconciliation of pro forma combined results to pro forma non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2017
(in millions, except per-share amounts)	Pro Forma Combined Company	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Certain Overhead Costs	Tax Adjustment	Pro Forma Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$18,999	$—	$—	$—	$(24)	$—	$—	$18,975

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,638	—	(398)	—	(1)	(115)	—	2,124

(Loss) income from continuing operations, before taxes	210	860	398	576	25	115	—	2,184
Income tax expense	233	—	—	—	—	—	367	600
Net (loss) income	(23)	860	398	576	25	115	(367)	1,584
Less: net income attributable to non-controlling interest, net of tax	28	—	—	—	—	—	—	28
Net (loss) income attributable to DXC common stockholders	$(51)	$860	$398	$576	$25	$115	$(367)	$1,556

Effective Tax Rate	111.0%							27.5%

Basic EPS from continuing operations	$(0.18)	$3.04	$1.41	$2.03	$0.09	$0.41	$(1.30)	$5.50
Diluted EPS from continuing operations	$(0.18)	$3.00	$1.39	$2.01	$0.09	$0.40	$(1.28)	$5.42

Weighted average common shares outstanding for:
Basic EPS	283.16	283.16	283.16	283.16	283.16	283.16	283.16	283.16
Diluted EPS	283.16	287.08	287.08	287.08	287.08	287.08	287.08	287.08

Reconciliations of net income (loss) and pro forma net income (loss) to adjusted EBIT and pro forma adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2018	Pro Forma March 31, 2017
Net income (loss)	$1,782	$(23)
Income tax (benefit) expense	(111)	233
Interest income	(89)	(81)
Interest expense	335	342
EBIT	1,917	471
Restructuring costs	803	860
Transaction, separation and integration-related costs	408	398
Amortization of acquired intangible assets	591	576
Pension and OPEB actuarial and settlement (gains) losses	(220)	25
Certain overhead costs	—	115
Adjusted EBIT	$3,499	$2,445

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2018, our cash and cash equivalents ("cash") were $2.6 billion, of which $1.0 billion was held outside of the United States. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign and state income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the United States, we plan to repatriate these funds. Based on a preliminary analysis, we have recorded a provisional estimate for foreign withholding taxes, state taxes, and India dividend distribution tax of $99 million as described in Note 11 - "Income Taxes". We have changed our permanent reinvestment assertion on our foreign subsidiaries and will no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year and future Indian earnings.

Cash and cash equivalents increased $1.4 billion during fiscal 2018 to $2.6 billion, primarily due to growth in our business The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Net cash provided by operating activities	$3,243	$978	$802
Net cash used in investing activities	(33)	(926)	(1,180)
Net cash (used in) provided by financing activities	(1,890)	93	(485)
Effect of exchange rate changes on cash and cash equivalents	65	(60)	(57)
Net increase (decrease) in cash and cash equivalents	1,385	85	(920)
Cash and cash equivalents at beginning of year	1,263	1,178	2,098
Cash and cash equivalents at the end of period	$2,648	$1,263	$1,178

Operating cash flow

Net cash provided by operating activities during fiscal 2018 was $3,243 million as compared to $978 million during fiscal 2017. The increase of $2,265 million was predominately due to an increase in net income of $1,882 million. The increase in cash provided by operating activities during fiscal 2018 was partially offset by additional deferred tax adjustments to operating activities of $842 million and an increase in the gain on pension and other post-employment benefits of $307 million.

Net cash provided by operating activities during fiscal 2017 increased $176 million as compared to fiscal 2016. The increase was due to an increase in trade payables of $411 million, a decrease in net account receivables of $457 million, $32 million less restructuring charges compared to fiscal 2016 and a cash outflow of $190 million for SEC settlement paid in fiscal 2016 with no comparative outflow for the current year. In addition, payments received from CSRA under the amended IP matters agreement increased $35 million. The increase in operating cash flows was partially offset by a $189 million increase in payments for transaction and integration-related costs, an increase in the deferred purchase price receivable of $252 million and a $545 million decrease in net income adjusted for non-cash transactions from fiscal 2016.

Investing cash flow

Net cash used in investing activities during fiscal 2018 decreased $893 million to $33 million. The decrease was predominantly due to net cash provided by acquisitions of $735 million during fiscal 2018, compared with cash paid for acquisitions of $434 million during fiscal 2017. The decrease in net cash used in investing activities was partially offset by an increase in cash payments for outsourcing contract costs of $227 million, software purchases of $71 million and a restricted cash outflow of $67 million primarily related to our Federal Receivables Sales Facility.

Net cash used in investing activities during fiscal 2017 decreased $254 million to $926 million. This decrease was driven by a decline of $120 million spent on acquisitions and a decline in capital expenditures of $150 million.

Financing cash flow

Net cash used by financing activities during fiscal 2018 was $1,890 million, as compared to $93 million during fiscal 2017. The $1,983 million increase in net cash used by financing activities was primarily due to a decrease in credit facility draws, net of repayments of $868 million, additional payments on capitalized lease obligations of $915 million, additional payments on long-term debt obligations of $1,379 million and $132 million in payments for repurchases of common stock. These cash outflows were partially offset by draws on long-term debt of $462 million and cash proceeds from bond issuance of $989 million.

Net cash provided by financing activities during fiscal 2017 was $93 million, as compared to cash used of $485 million during fiscal 2016. The decline was due primarily to certain fiscal 2016 cash outflows that did not re-occur during fiscal 2017, including a $350 million repayment of our 2.5% term notes, a $313 million special cash dividend paid as part of the NPS Separation, a $95 million payment for the early extinguishment of debt and payments of $73 million for treasury stock that occurred during fiscal 2016. These declines of cash used in financing activities were partially offset by a $254 million payment of acquired debt from the acquisition of Xchanging and $85 million in net proceeds from the structured sale of our U.K. campus.

Capital Resources
See Note 20 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes out total debt:

	As of
(in millions)	March 31, 2018	March 31, 2017
Short-term debt and current maturities of long-term debt	$2,073	$738
Long-term debt, net of current maturities	6,306	2,225
Total debt	$8,379	$2,963

The $5.4 billion increase in total debt during fiscal 2018 was attributed primarily to debt assumed in connection with the HPES Merger.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to March 31, 2018 and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities.

During fiscal 2018, we increased commitments under our revolving credit facility to $3.8 billion from $3.0 billion pre-HPES Merger and completed a senior bond offering in an aggregate principal amount of $650 million due 2021, the proceeds of which were used to retire the outstanding USD term loan due 2021. Additionally, we entered into an unsecured €400 million term loan agreement maturing during May 2018, which was subsequently replaced by long-term debt maturing in fiscal 2020, and we entered into amendments to our existing AUD term loan to increase total borrowings to AUD $275 million. We also issued £250 million of senior notes maturing in 2025. The proceeds from these borrowings were used to make prepayments to term loans maturing in 2022 and fully repay the borrowings under revolving credit facilities.

During fiscal 2018, we completed a debt exchange offer whereby $234 million principal amount of the $300 million Senior Notes (the “EDS Notes”) were tendered to DXC in exchange for a like principal amount of DXC notes with identical maturity and interest rate. As of March 31, 2018, DXC held approximately $234 million principal amount of the EDS Notes that were tendered, and which are eliminated upon financial statement consolidation, while the remaining $66 million principal amount of the EDS Notes outstanding were held by public noteholders. Subsequent to the period end, DXC extinguished on May 25, 2018 the $234 million principal amount of EDS Notes that it held in preparation for the USPS Separation and Mergers. The $66 million principal amount of EDS Notes that remain outstanding will remain with the legal entity that is spinning off with the USPS Separation.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2018 and March 31, 2017. For more information on our debt, see Note 12 - "Debt".

The following table summarizes our capitalization ratios:

	As of
(in millions)	March 31, 2018	March 31, 2017
Total debt	$8,379	$2,963
Cash and cash equivalents	2,648	1,263
Net debt(1)	$5,731	$1,700

Total debt	$8,379	$2,963
Equity	13,837	2,166
Total capitalization	$22,216	$5,129

Debt-to-total capitalization	37.7%	57.8%
Net debt-to-total capitalization(1)	25.8%	33.1%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization was primarily due to a $4.0 billion increase in net debt and a $11.7 billion increase in equity, which were primarily a result of the HPES Merger.

As of March 31, 2018, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	-

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or raise capital through the issuance of capital market debt instruments such as commercial paper, term loans and bonds. However, there can be no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2018
Cash and cash equivalents	$2,648
Available borrowings under our revolving credit facility	3,810
Total liquidity	$6,458

Share Repurchases

During fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 and no end date was established. During fiscal 2018, we repurchased 1,537,782 shares of our common stock at an aggregate cost of $137 million.

Dividends

During fiscal 2018 the Board of Directors of DXC declared aggregate cash dividends to our stockholders of $0.72 per share, or approximately $209 million. Future dividends are subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility, receivables sales arrangements and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in balance sheets. See Note 5 - "Receivables" and Note 20 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of March 31, 2018 were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$439	$1,964	$1,801	$1,704	$5,908
Capitalized lease liabilities	771	633	121	—	1,525
Operating Leases	705	828	388	763	2,684
Purchase Obligations(2)	1,946	2,303	439	54	4,742
U.S. Tax Reform - Transition Tax (3)	29	58	58	216	361
Interest and preferred dividend payments(4)	200	375	237	338	1,150
Total(5)	$4,090	$6,161	$3,044	$3,075	$16,370

(1) Amounts represent scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and exclude agreements that are cancelable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall.
(3) The calculated amount for transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. This amount has been calculated provisionally under SAB 118 and is subject to change in future periods. See Note 11 - "Income Taxes" for additional information about the transition tax and for the estimated liability related to unrecognized tax benefits, which has been omitted from this table.
(4) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock of a consolidated subsidiary excluding contingent dividends associated with the participation and variable appreciation premium features.
(5) See Note 13 - "Pension and Other Benefit Plans" for the estimated liability related to estimated future benefit payments under our Pension and OPEB plans that have been omitted from this table.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors.

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements are subject to specific accounting guidance that may require significant estimates, including contracts which include multiple-element deliverables.

Multiple-element arrangements

Many of our contracts require us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, when considered appropriate, how the total revenues should be allocated among the elements and the timing of revenue recognition for each element. If vendor specific objective evidence is not available, allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on third party evidence or management's best estimate of selling price for the deliverables when third party evidence ("TPE") is not available. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources such as published list prices, quoted market prices and industry reports to estimate TPE. We establish a best estimate of selling price consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total revenues have been allocated to the various contract elements, revenues for each element are recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Income Taxes

We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances accordingly. In addition, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. For example, we are currently undergoing IRS audits for CSC's fiscal 2008 through 2016 U.S. Federal tax returns.

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings are indefinitely reinvested outside the U.S, changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions and the tax characteristics of our income. We cannot predict what our ETR will be in the future because there is uncertainty regarding these factors.

As a result of the HPES Merger and changes in U.S. cash requirements, a deferred tax liability of $542 million was recorded for U.S. income taxes based on the estimated historical taxable earnings of the HPES foreign subsidiaries. In addition, we recorded an estimated liability of $50 million for India DDT tax based on estimated historical taxable earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting.

As a result of the Tax Cuts and Jobs Act (the "Act"), we have changed our ASC 740-30 assertion with respect to the remaining CSC foreign subsidiaries and no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year Indian earnings. The deferred tax liability relating to HPES foreign subsidiaries of $554 million has been released and our estimated liability for India DDT was increased by $30 million to $80 million to include estimated historical taxable earnings for CSC Indian subsidiaries. For those subsidiaries from which we were able to make a reasonable estimate of the tax effects of our change in assertion, we have recorded a provisional estimate for withholding taxes, state taxes, and India DDT of $12 million, $7 million and $80 million, respectively. For those subsidiaries which we were not able to make a reasonable estimate, we have not recorded any deferred taxes. We will record the tax effects of any change in our prior assertion with respect to these subsidiaries and disclose any unrecognized deferred tax liability for temporary differences related to our foreign subsidiaries, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $1.4 billion as of March 31, 2018 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

Changes in tax laws, such as the Act or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. The calculation of our tax liabilities involves uncertainties in the application of complex changing tax regulations. As discussed in Note 11 - "Income Taxes", for example, the Act provides provisions that limit interest expense, provide for immediate expensing of qualified assets, further limits executive compensation deductions, generally eliminates Federal tax on foreign dividend distributions, subjects certain payments from U.S. corporations to foreign related parties to additional taxes, places restrictions or eliminates certain exclusions, deductions and credits and generally broadens the tax base. Further guidance for these provisions is forthcoming and the laws are subject to change in future periods.

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

The U.K. Finance (No 2) Act 2017 was passed into law on 16 November 2017, enacting measures deferred from the Finance Act 2017-19. The legislation imposes, with effect from 1 April 2017, restrictions on the utilization of prior period losses against current period profits and limitations on interest deductions. We do not expect there to be a material impact on our financial statements as a result of this legislation.

Business Combinations

We account for the acquisition of a business using the acquisition method of accounting, which requires us to estimate the fair values of the assets acquired and liabilities assumed. This includes acquired intangible assets such as customer-related intangibles, the liabilities assumed and contingent consideration, if any. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by us, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our financial results. Adjustments to the fair value of contingent consideration are recorded in earnings. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

Defined Benefit Plans

The computation of our pension and other post-retirement benefit costs and obligations is dependent on various assumptions. Inherent in the application of the actuarial methods are key assumptions, including discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases and medical cost trend rates. Our management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on observable inputs for similar assets or on significant unobservable inputs if not available. Two of the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate. Our weighted average rates used were:

	March 31, 2018	March 31, 2017	April 1, 2016
Discount rates	2.5%	3.1%	3.0%
Expected long-term rates of return on assets	4.9%	6.3%	6.3%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2018:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(54)	$57
Expected long-term return on plan assets	(0.5)%	$54	$(57)

Discount rate	0.5%	$12	$(1,082)
Discount rate	(0.5)%	$(24)	$1,136

Valuation of Assets

We review long-lived ("assets, intangible assets, and goodwill") for impairment in accordance with our accounting policy disclosed in Note 1 - Summary of Significant Accounting Policies. Assessing the fair value of assets involves significant estimates and assumptions including estimation of future cash flows, the timing of such cash flows, and discount rates reflecting the risk inherent in projecting future cash flows. The valuation of long-lived and intangible assets involves management estimates about future values and remaining useful lives of assets, particularly purchased intangible assets. These estimates are subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and forecasts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational company, we are exposed to certain market risks such as changes in foreign currency exchange rates and interest rates. Changes in foreign currency exchange rates can impact our foreign currency denominated monetary assets and liabilities and forecasted transactions in foreign currency, whereas changes in benchmark interest rates can impact interest expense associated with our floating interest rate debt and the fair value of our fixed interest rate debt. A variety of practices are employed to manage these risks, including operating and financing activities and the use of derivative instruments. We do not use derivatives for trading or speculative purposes.

Presented below is a description of our risks together with a sensitivity analysis of each of these risks based on selected changes in market rates. The foreign currency model incorporates the impact of diversification from holding multiple currencies and the correlation of revenues, costs and any related short-term contract financing in the same currency. In order to determine the impact of changes in interest rates on our future results of operations and cash flows, we calculated the increase or decrease in the index underlying these rates. We estimate the fair value of our long-term debt primarily using an expected present value technique using interest rates offered to us for instruments with similar terms and remaining maturities. These analyses reflect management's view of changes that are reasonably possible to occur over a one-year period.

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2018 due primarily to the volatility of the Euro in relation to the U.S. dollar and during fiscal 2017 and 2016 due primarily to the volatility of the British pound in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other (income) expense, net in the statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive income, net of taxes in the statements of comprehensive income and subsequently classified into net income in the period during which the hedged transactions are recognized in net income.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar, see Note 18 - "Segment and Geographic Information". During fiscal 2018, approximately 56% of our revenues were generated outside of the United States. For the year ended March 31, 2018, a hypothetical 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6%, or $1.4 billion. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our income from continuing operations, before taxes. As such, in the view of management, the resulting impact would not be material to our results of operations or cash flows.

Interest Rate Risk

As of March 31, 2018, we had outstanding debt with varying maturities for an aggregate carrying amount of $8.4 billion, of which $3.6 billion was floating interest rate debt. Most of our floating interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our interest expense. Pursuant to our interest rate and risk management strategy we had a series of interest rate swap agreements with a total notional amount of $635 million. These instruments hedged the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted $635 million of our floating interest rate debt into fixed interest rate debt. As of March 31, 2018, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our financial statements as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia
May 29, 2018

We have served as the Company's auditor since at least 1965; however, the specific year has not been determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2018	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,648	$1,263
Receivables, net of allowance for doubtful accounts of $40 and $26	5,913	1,643
Prepaid expenses	571	223
Other current assets	485	118
Total current assets	9,617	3,247

Intangible assets, net of accumulated amortization of $3,457 and $2,293	8,091	1,794
Goodwill	9,652	1,855
Deferred income taxes, net	373	381
Property and equipment, net of accumulated depreciation of $3,752 and $2,816	3,646	903
Other assets	2,542	483
Total Assets	$33,921	$8,663

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$2,073	$738
Accounts payable	1,708	410
Accrued payroll and related costs	766	248
Accrued expenses and other current liabilities	3,466	998
Deferred revenue and advance contract payments	1,694	518
Income taxes payable	145	38
Total current liabilities	9,852	2,950

Long-term debt, net of current maturities	6,306	2,225
Non-current deferred revenue	802	286
Non-current pension obligations	879	342
Non-current income tax liabilities and deferred tax liabilities	1,329	423
Other long-term liabilities	916	271
Total Liabilities	20,084	6,497

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2018 and March 31, 2017	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 286,393,147 as of March 31, 2018 and 141,298,797 as of March 31, 2017	3	1
Additional paid-in capital	12,210	2,219
Retained earnings (accumulated deficit)	1,301	(170)
Accumulated other comprehensive income (loss)	58	(162)
Treasury stock, at cost, 1,016,947 and 0 shares as of March 31, 2018 and March 31, 2017	(85)	—
Total DXC stockholders’ equity	13,487	1,888
Non-controlling interest in subsidiaries	350	278
Total Equity	13,837	2,166
Total Liabilities and Equity	$33,921	$8,663

(1) Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2018	March 31, 2017	April 1, 2016

Revenues	$24,556	$7,607	$7,106

Costs of services (excludes depreciation and amortization and restructuring costs)	17,944	5,545	5,185
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,010	1,279	1,059
Depreciation and amortization	1,964	647	658
Restructuring costs	803	238	23
Interest expense	335	117	123
Interest income	(89)	(35)	(38)
Debt extinguishment costs	—	—	95
Other income, net	(82)	(10)	(9)
Total costs and expenses	22,885	7,781	7,096

Income (loss) from continuing operations, before taxes	1,671	(174)	10
Income tax benefit	(111)	(74)	(62)
Income (loss) from continuing operations	1,782	(100)	72
Income from discontinued operations, net of taxes	—	—	191
Net income (loss)	1,782	(100)	263
Less: net income attributable to non-controlling interest, net of tax	31	23	12
Net income (loss) attributable to DXC common stockholders	$1,751	$(123)	$251

Income (loss) per common share
Basic:
Continuing operations	$6.15	$(0.88)	$0.51
Discontinued operations	—	—	1.31
	$6.15	$(0.88)	$1.82
Diluted:
Continuing operations	$6.04	$(0.88)	$0.50
Discontinued operations	—	—	1.28
	$6.04	$(0.88)	$1.78

Cash dividend per common share	$0.72	$0.56	$2.99

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016

Net income (loss)	$1,782	$(100)	$263
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax expense of $75, $5 and $4	197	(75)	(83)
Cash flow hedges adjustment, net of tax (benefit) expense of $(3), $12 and $0	(11)	21	1
Available-for-sale securities, net of tax expense of $2, $0 and $0	9	—	—
Pension and other post-retirement benefit plans, net of tax:
Prior service credit, net of tax expense of $8, $0 and $1	38	—	2
Amortization of transition obligation, net of tax expense of $0, $0, and $0	1	1	—
Amortization of prior service cost, net of tax benefit of $4, $5 and $10	(14)	(12)	(20)
Foreign currency exchange loss, net of tax benefit of $0, $1 and $0	—	(2)	(1)
Pension and other post-retirement benefit plans, net of tax	25	(13)	(19)
Other comprehensive income (loss), net of taxes	220	(67)	(101)
Comprehensive income (loss)	2,002	(167)	162
Less: comprehensive income attributable to non-controlling interest	31	7	12
Comprehensive income (loss) attributable to DXC common stockholders	$1,971	$(174)	$150

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income (loss)	$1,782	$(100)	$263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,014	658	767
Pension & other post-employment benefits, actuarial & settlement (gains) losses	(220)	87	92
Share-based compensation	93	75	45
Deferred tax benefit	(842)	(92)	(37)
Loss (gain) on dispositions	4	6	(41)
Provision for losses on accounts receivable	45	4	6
Unrealized foreign currency exchange losses	22	24	43
Impairment losses and contract write-offs	41	8	2
Debt extinguishment costs	—	—	95
Amortization of debt issuance costs and discount (premium)	(4)	17	—
Cash surrender value in excess of premiums paid	(11)	(7)	(10)
Other non-cash charges, net	4	—	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	202	586	129
Decrease (increase) in deferred purchase price receivable	19	(252)	—
Increase in prepaid expenses and other current assets	(205)	(29)	(15)
(Decrease) increase in accounts payable and accruals	(96)	54	(357)
SEC settlement related charges	—	—	(190)
Increase (decrease) in income taxes payable and income tax liability	303	(32)	58
Increase (decrease) in advance contract payments and deferred revenue	130	(67)	(37)
Other operating activities, net	(38)	38	(11)
Net cash provided by operating activities	3,243	978	802

Cash flows from investing activities:
Purchases of property and equipment	(224)	(246)	(356)
Payments for outsourcing contract costs	(328)	(101)	(101)
Short-term investing	—	—	(70)
Software purchased and developed	(211)	(140)	(184)
Cash acquired through HPES Merger	938	—	—
Payments for acquisitions, net of cash acquired	(203)	(434)	(554)
Business dispositions	—	3	37
Proceeds from sale of assets	58	57	61
Restricted cash	(67)	(1)	—
Other investing activities, net	4	(64)	(13)
Net cash used in investing activities	(33)	(926)	(1,180)

Cash flows from financing activities:
Borrowings of commercial paper	2,413	2,191	821
Repayments of commercial paper	(2,297)	(2,086)	(263)
Borrowings under lines of credit	—	920	2,206
Repayment of borrowings under lines of credit	(737)	(789)	(1,825)
Borrowings on long-term debt, net of discount	621	159	928
Principal payments on long-term debt	(1,547)	(168)	(1,800)

Payments on capital leases and borrowings for asset financing	(1,060)	(145)	(69)
Proceeds from bond issuance	989	—	—
Proceeds from structured sale of facility	—	85	—
Proceeds from stock options and other common stock transactions	138	54	82
Taxes paid related to net share settlements of share-based compensation awards	(76)	(13)	(48)
Debt extinguishment costs	—	—	(95)
Repurchase of common stock and advance payment for accelerated share repurchase	(132)	—	(73)
Dividend payments	(174)	(78)	(430)
Borrowings for CSRA spin transaction	—	—	1,508
Transfers of cash to CSRA upon Separation	—	—	(1,440)
Other financing activities, net	(28)	(37)	13
Net cash (used in) provided by financing activities	(1,890)	93	(485)
Effect of exchange rate changes on cash and cash equivalents	65	(60)	(57)
Net increase (decrease) in cash and cash equivalents	1,385	85	(920)
Cash and cash equivalents at beginning of year	1,263	1,178	2,098
Cash and cash equivalents at end of year	$2,648	$1,263	$1,178

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Recapitalization adjustment(1)	—	(147)	147	—	—	—	—	—	—
Recast balance at April 3, 2015	148,374	$1	$2,433	$928	$21	$(446)	$2,937	$28	$2,965
Net (loss) income				251			251	12	263
Other comprehensive loss					(101)		(101)		(101)
Share-based compensation expense			45				45		45
Acquisition of treasury stock						(39)	(39)		(39)
Share repurchase program (1)	(3,750)		32	(106)			(74)		(74)
Stock option exercises and other common stock transactions (1)	4,123		77				77		77
Dividends declared				(104)			(104)		(104)
Special dividend				(317)			(317)		(317)
Capital contributions							—	6	6
Noncontrolling interest distributions and other							—	(9)	(9)
Divestiture of NPS				(619)	(31)		(650)	(30)	(680)
Balance at April 1, 2016	148,747	$1	$2,587	$33	$(111)	$(485)	$2,025	$7	$2,032

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Recapitalization adjustment(1)	—	(148)	148
Recast balance at April 1, 2016	148,747	$1	$2,587	$33	$(111)	$(485)	$2,025	$7	$2,032
Net (loss) income				(123)			(123)	23	(100)
Other comprehensive loss					(51)		(51)	(16)	(67)
Share-based compensation expense			73				73		73
Acquisition of treasury stock						(12)	(12)		(12)
Stock option exercises and other common stock transactions (1)	3,185		56				56		56
Dividends declared				(80)			(80)		(80)
Noncontrolling interest distributions and other							—	(17)	(17)
Noncontrolling interest from acquisition (2)							—	281	281
Balance at March 31, 2017	151,932	$1	$2,716	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	—	(497)	—	—	497	—	—	—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 2 - "Acquisitions"

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (3)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at Mach 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment (1)	(10,633)	(151)	(346)	—	—	497	—	—	—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs (2)	141,741	2	9,848				9,850	50	9,900
Net income				1,751			1,751	31	1,782
Other comprehensive Income					220		220	—	220
Share-based compensation expense			92				92		92
Acquisition of treasury stock						(85)	(85)		(85)
Share repurchase program	(1,538)		(66)	(71)			(137)		(137)
Stock option exercises and other common stock transactions	4,891		117				117		117
Dividends declared				(209)			(209)		(209)
Noncontrolling interest distributions and other							—	(9)	(9)
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 2 - "Acquisitions"

(3)	1,016,947 treasury shares as of March 31, 2018

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company") is the world's leading independent, end-to-end IT services company, serving nearly 6,000 private and public-sector clients from a diverse array of industries across 70 countries. The company's technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

Merger with HPES

On April 1, 2017, Computer Sciences Corporation ("CSC") completed its previously announced combination with the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES"), which resulted in CSC becoming a wholly owned subsidiary of DXC (the "HPES Merger"). DXC common stock began regular-way trading under the symbol "DXC" on the New York Stock Exchange on April 3, 2017. See Note 2 - "Acquisitions" for further information.

USPS Separation and Mergers

On October 11, 2017, DXC announced that it had entered into an Agreement and Plan of Merger with Perspecta Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp. (“Vencore”), KGS Holding Corp (“KeyPoint”), The SI Organization Holdings LLC and KGS Holding LLC (the “Perspecta Merger Agreement”). The Perspecta Merger Agreement provides that the DXC will spin off its U.S. public sector business and combine it with Vencore and KeyPoint to form a separate, independent publicly traded company to serve U.S. public sector clients; Perspecta Inc (the "USPS Separation and Mergers").

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “Financial Statements,” (ii) the Consolidated Statements of Operations as the “Statements of Operations,” (iii) the Consolidated Statement of Comprehensive Income (loss) as the "Statements of Comprehensive Income," (iv) the Consolidated Balance Sheets as the “Balance Sheets,” and (v) the Consolidated Statements of Cash Flows as the “Statements of Cash Flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.

The accompanying financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for annual reports and accounting principles generally accepted in the United States ("GAAP"). The financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations, and comprehensive income attributable to non-controlling interests are presented separately in the statements of comprehensive income. All intercompany transactions and balances have been eliminated.

In connection with the HPES Merger, CSC was deemed the accounting acquirer of HPES for accounting purposes under GAAP, therefore, CSC is considered DXC's predecessor and the historical financial statements of CSC prior to April 1, 2017, are reflected in this Annual Report on Form 10-K as DXC's historical financial statements. Accordingly, the financial results of DXC as of and for any periods ending prior to April 1, 2017 do not include the financial results of HPES, and therefore, are not directly comparable. Additionally, CSC used to report its results based on a fiscal year convention that comprises four thirteen-week quarters. However, effective April 1, 2017, DXC's fiscal year was modified to end on March 31 of each year with each quarter ending on the last calendar day.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the HPES Merger, DXC now has a separate operating segment, USPS, and changed its primary segment performance measure to segment profit from the previously reported consolidated segment operating income. See Note 18 - "Segment and Geographic Information" for more information. In addition, DXC effected a recapitalization of its common stock and preferred stock (the “Recapitalization”). The Recapitalization, which converted DXC's historical share price from par value $1.00 per share to par value $0.01 per share, resulted in no change to DXC's total stockholders’ equity or earnings per share.

During fiscal 2016, CSC completed the separation of its U.S. public sector business ("NPS") and combination of NPS with SRA International, Inc. to form a new independent publicly traded Company; CSRA Inc. (the "NPS Separation"). As a result of the NPS Separation, the statement of operations and related financial information reflect NPS's operations as discontinued operations for fiscal 2016. However, the cash flows and comprehensive income of NPS have not been segregated and are included in the statement of cash flows and statement of comprehensive income for fiscal 2016.

Certain prior year amounts have been reclassified to conform to the current year presentation, specifically, within the balance sheets, "prepaid expenses" and "other current assets" previously aggregated within "prepaid expenses and other current assets" have been separately disclosed and, within the statements of operations, "separation costs" have been aggregated within "selling, general and administrative."

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires the Company's management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax benefits, valuation allowances on deferred tax assets, loss accruals for litigation and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

Revenue Recognition

The Company's primary service offerings are information technology outsourcing, other professional services, or a combination thereof. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price.

Revenue under such contracts is recognized based upon the level of services delivered in the periods in which they are provided. These contracts often include upfront fees billed for activities to familiarize DXC with the client's operations, take control over their administration and operation, and adapt them to DXC's solutions. These activities typically do not qualify as separate units of accounting, and the related revenues are deferred until service commencement and recognized ratably over the period of performance during the period in which DXC provides the related service, which is typically the life of the contract. Costs are expensed as incurred, except for direct and incremental set-up costs which are capitalized and amortized on a straight-line basis over the life of the contract, which are described in more detail under the heading of intangible assets below. Software transactions that include multiple elements are described below within Multiple-element software sales.

The Company generally provides its services under time and materials contracts, unit price contracts, fixed-price contracts, and multiple-element software sales for which revenue is recognized in the following manner:

Time and materials contracts - Revenue is recorded at agreed-upon billing rates at the time services are provided.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit-price contracts. Revenue is recognized based on unit metrics multiplied by the agreed upon contract unit price or when services are delivered.

Fixed-price contracts. For certain fixed-price contracts, revenue is recognized under the percentage-of-completion method as described below; these include certain software development projects and all long-term construction-type contracts. For other fixed-price contracts, revenue is recognized based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. If output or input measures are not available or cannot be reasonably estimated, revenue is recognized ratably over the contract term. Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when appropriate. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 3% of the Company's revenues for fiscal 2018. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

Multiple-element software sales. For multiple-element arrangements that involve the sale of DXC proprietary software, post contract customer support, and other software-related services, vendor-specific objective evidence ("VSOE") of fair value is required to allocate and recognize revenue for each element. VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements but not a delivered element (typically the software license element), the residual method is used. This method allocates revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element. If significant customization is required, and VSOE is available to support accounting for the software as a separate unit of account, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. In situations where VSOE of fair value does not exist for all of the undelivered software-related elements, revenue is deferred until only one undelivered element remains and then recognized following the pattern of delivery of the final undelivered element.

Pension and Other Benefit Plans

The Company accounts for its pension, other post-retirement benefit ("OPEB"), defined contribution and deferred compensation plans using the guidance of ASC 710 "Compensation - General" and ASC 715 "Compensation - Retirement Benefits". The Company recognizes actuarial gains and losses and changes in fair value of plan assets in earnings at the time of plan remeasurement as a component of net periodic benefit expense. Typically plan remeasurement occurs annually during the fourth quarter of each fiscal year. The remaining components of pension and OPEB expense, primarily current period service and interest costs and expected return on plan assets, are recorded on a quarterly basis.

Inherent in the application of the actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Company management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

After establishing technological feasibility, and until such time as the software products are available for general release to customers, the Company capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated useful life of the product.

Unamortized capitalized software costs associated with commercial software products are periodically evaluated for impairment on a product-by-product basis by comparing the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When the unamortized balance exceeds the net realizable value, the unamortized balance is written down to the net realizable value and an impairment charge is recorded.

The Company capitalizes costs incurred to develop internal-use computer software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software. Internal-use software assets are evaluated for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Share-Based Compensation

Share-based awards are accounted for under the fair value method. The Company provides different forms of share-based compensation to its employees and non-employee directors. This includes stock options and restricted stock units ("RSUs"), including performance-based restricted stock units ("PSUs"). The fair value of the awards is determined on the grant date, based on the Company's closing stock price. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures over the vesting period. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures.

The Company uses the Black-Scholes-Merton model to compute the estimated fair value of options granted. This model includes assumptions regarding expected term, risk-free interest rates, expected volatility and dividend yields which are periodically evaluated. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity and an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on job tier classifications, which have different historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued treasury STRIPS with a period commensurate with the expected term of the options.

Expected volatility is based on a blended approach, which uses a two-thirds weighting for historical volatility and one-third weighting for implied volatility. The Company’s historical volatility calculation is based on employee class and historical closing prices of the Company's peer group, in order to better align this factor with the expected terms of the stock options. DXC’s implied stock price volatility is derived from the price of exchange traded options on DXC’s stock with the longest remaining contractual term. Implied volatility is a prospective, forward looking measure representing market participants’ expectations of DXC's future stock price volatility. The dividend yield assumption is based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's statements of operations. For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as income or expense. Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred.

Goodwill Impairment Analysis

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

The Company follows GAAP-prescribed rules when determining if goodwill has been impaired. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative analysis, which is commonly referred to as step zero under ASC Topic 350 "Goodwill and Other Intangible Assets", considers all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

If the Company determines that it is not more likely that the carrying amount for a reporting unit is less than its fair value, then the subsequent two-step goodwill impairment testing process is not required. If the Company determines that it is more likely than not that the carrying amount for a reporting unit is greater than its fair value, then it proceeds with the subsequent two-step process.

The Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform step one of the two-step process. Step one of the process compares each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is determined and allocated to the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in order to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

When the Company performs step one of the two-step test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value assigned to each reporting unit is influenced by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

If DXC performs a step one analysis for all of its reporting units in conjunction with its annual goodwill testing, it also compares the sum of all of its reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the reasonableness of the control premium by comparing it to control premiums derived from recent comparable business combinations. If the implied control premium is not reasonable in light of the comparable business combinations, the Company reevaluates its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when DXC’s stock price and thus market capitalization is low relative to the sum of the estimated fair value of its reporting units, this reevaluation can result in reductions to the estimated fair values for the reporting units.

Fair Value

The Company applies fair value accounting for its financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The objective of a fair value measurement is to estimate the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal market for that asset or liability, or in the absence of the principal market, the most advantageous market.

Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The levels of input are defined as follows:

Level 1:	Quoted prices unadjusted for identical assets or liabilities in an active market.
Level 2:
Quoted prices for similar assets or liabilities in an active market, quoted prices for identical similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3:	Unobservable inputs that reflect the entity's own assumptions which market participants would use in pricing the asset or liability.

Receivables

The Company records receivables at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, negotiation of contract modification and claims. Unbilled recoverable amounts under contracts in progress generally become billable upon achievement of project milestones or upon acceptance by the customer.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis and any known collectability issues. Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses. Adjustments to unbilled amounts under contracts in progress related to credit quality, should they occur, would be recorded as a reduction of revenues.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DXC uses receivables securitization facilities or receivables sales facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of the sold receivables approximates the book value due to the short-term nature and, as a result, no gain or loss on sale of receivables is recorded. Under the receivables securitization facility, the deferred purchase price receivable is recorded at fair value, which is determined by calculating the expected amount of cash to be received based on unobservable inputs consisting of the face amount of the receivables adjusted for anticipated credit losses.

The Company reflects cash flows related to receivables facilities as operating activities in its statements of cash flows because the cash received upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Property and Equipment

Property and equipment, which includes assets under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed predominantly on a straight-line basis over the estimated useful lives of the assets or the remaining lease term, whichever is shorter. The estimated useful lives of DXC's property and equipment are as follows:

Buildings	Up to 40 years
Computers and related equipment	4 to 5 years
Furniture and other equipment	3 to 15 years
Leasehold improvements	Shorter of lease term or useful life up to 20 years

Intangible Assets

The Company's estimated useful lives for finite-lived intangibles are shown in the table below:

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

Software is amortized using predominately the straight-line method. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums represent amounts paid to customers in excess of the fair value of assets acquired and are amortized as a reduction to revenues. Transition/set-up costs are primarily associated with assuming control over a customer's IT operations and transforming them pursuant to contract specifications. Acquired contract related and customer related intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets such as property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount of such assets to the estimated future net cash flows. If estimated future net cash flows are less than the carrying amount of such assets, an expense is recorded in the amount required to reduce the carrying amount of such assets to fair value. Fair value is determined based on a discounted cash flow approach or, when available and appropriate,

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparable market values. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less costs to sell.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the related enactment date.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision during the period in which the change occurred. In determining whether a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.

All tax-related cash flows resulting from excess tax benefits related to the settlement of share-based awards are classified as cash flows from operating activities and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity in the statements of cash flows.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of time deposits, money market funds and money market deposit accounts with a number of institutions that have high credit ratings.

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the statements of comprehensive income and recorded as part of accumulated other comprehensive income ("AOCI").

Derivative Instruments

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815 “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting consist mainly of interest rate swaps and foreign currency forward and option contracts. Changes in the fair value measurements of these derivative instruments are reflected as adjustments to other comprehensive income and subsequently reclassified into earnings in the period during which the hedged transactions occurred. Any ineffectiveness or excluded portion of a designated hedge is recognized in earnings.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The derivative instruments not designated as hedges for purposes of hedge accounting include total return swaps and certain short-term foreign currency forward contracts. These instruments are recorded at their respective fair values and the change in their value is reported in current period earnings. The Company does not use derivative instruments for trading or speculative purpose. The Company reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item. All cash flows associated with the Company's derivative instruments are classified as operating activities in the statements of cash flows.

Recently Adopted Accounting Pronouncements

During fiscal 2018, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
October 2016 ASU 2016-17 Consolidation (Topic 810): Interests held through Related Parties that are under Common Control	April 1, 2017 Retrospectively
This update alters how a decision maker considers indirect interests in a variable interest entity ("VIE") held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party.
The adoption of this update did not have a material impact on our financial statements.

New Accounting Pronouncements:

The following ASUs were recently issued but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
May 2014 ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)"	Fiscal 2019
The core principle of this update, and the subsequent amendments, is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which DXC expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of DXC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made. This update provides two methods of adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to all periods presented with previously disclosed periods restated under the new guidance. Under the modified retrospective method, prior periods would not be restated but rather a cumulative catch-up adjustment would be recorded on the adoption date.

The Company will adopt this standard using the modified retrospective method and expects the primary accounting impacts to include the following:

● The Company’s IT and business process outsourcing arrangements comprise a series of distinct services, for which revenue is expected to be recognized as the services are provided in a manner that is generally consistent with current practices.

● The Company has certain arrangements involving the sale of proprietary software and related services for which vendor-specific objective evidence of fair value may not exist, resulting in the deferral of revenues. Under the new standard, estimates of standalone selling price will be necessary for all software performance obligations, which may result in the acceleration of revenues. However, at April 1, 2018, the net impact to retained earnings is not expected to be material. In future periods, the impact of the new standard will depend on the timing, nature and materiality of software arrangements executed.

● The Company currently does not capitalize commission costs. The new standard will require capitalization of certain commissions, which will be amortized over the period that services or goods are transferred to the customer. The Company expects to record an adjustment to retained earnings of approximately $100 million to $125 million, net of the effect of tax, related to the capitalization of commission costs.

In addition, the Company is completing its implementation efforts to accumulate and report additional disclosures required by the standard that will be reported in the first quarter of Fiscal 2019.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2016 ASU 2016-02 "Leases (Topic 842)"	Fiscal 2020
This update is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. Early adoption of this update is permitted. This update must be adopted using a modified retrospective transition and provides for certain practical expedients.

DXC is currently evaluating the effect the adoption will have on its existing accounting policies and the financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

March 2017 ASU 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"	Fiscal 2019
This update is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity's financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. This update must be applied retrospectively.

DXC expects to reclassify in aggregate $(509) million and $(7) million of non-service cost components of net periodic pension (income) expense from "costs of services" and "selling, general and administrative" to "other income, net" in the statements of operations for the twelve months ended March 31, 2018, and March 31, 2017, respectively. The service cost component of net periodic pension (income) expense expected to remain in "costs of services" and "selling, general and administrative" is $121 million and $23 million for the twelve months ended March 31, 2018 and March 31, 2017, respectively.

August 2016 ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"	Fiscal 2019
This update addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. This update must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable

DXC expects to reclassify cash flows related to its beneficial interests in securitization transactions, which is the deferred purchase price recorded in connection with the Company's Receivables Securitization Facility, from operating activities to investing activities for prior periods in its statements of cash flows. See Note 5 - "Receivables" for more information about the Receivables Securitization Facility.

May 2017 ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”	Fiscal 2019
This update provides clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. This ASU is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date.

DXC will consider the impact that this update may have on future stock-based payment award modifications should they occur.
August 2017 ASU 2017-12, “Derivatives and Hedging (Topic 815)”	Fiscal 2020
This update was issued to improve the financial reporting of hedge relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain improvements to simplify the application of hedge accounting. This update must be adopted by applying the standard to existing hedge instruments at the adoption date and early adoption is permitted.

DXC is currently evaluating the effect the adoption of this update will have on its financial statements.
June 2016 ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	Fiscal 2021
This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment has been recognized before the effective date

DXC is currently evaluating its trade receivables and financial arrangements for the potential impact this update may have on its financial statements in future reporting periods.

Other recently issued ASUs effective after March 31, 2018 are not expected to have a material effect on DXC's financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions

Fiscal 2018 Acquisitions

HPES Merger

On April 1, 2017, CSC, Hewlett Packard Enterprise Company (“HPE”), Everett SpinCo, Inc. (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with the Enterprise Services business of HPE to form DXC. The combination was accomplished through a series of transactions that included the transfer by HPE of its Enterprise Services business, HPES, to Everett, and spin-off by HPE of Everett on March 31, 2017, and the merger of Merger Sub with and into CSC on April 1, 2017. At the time of the HPES Merger, Everett was renamed DXC, and as a result of the HPES Merger, CSC became a direct wholly owned subsidiary of DXC. DXC common stock began regular-way trading on the New York Stock Exchange on April 3, 2017. The strategic combination of the two complementary businesses was to create a versatile global technology services business, well positioned to innovate, compete and serve clients in a rapidly changing marketplace.

The transaction involving HPES and CSC is a reverse merger acquisition, in which DXC is considered the legal acquirer of the business and CSC is considered the accounting acquirer. While purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CSC did not issue any consideration in the HPES Merger. CSC stockholders received one share of DXC common stock for every one share of CSC common stock held immediately prior to the HPES Merger. DXC issued a total of 141,298,797 shares of DXC common stock to CSC stockholders, representing approximately 49.9% of the outstanding shares of DXC common stock immediately following the HPES Merger.

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

In connection with the HPES Merger, the Company entered into a number of agreements with HPE including the following:

•
Information Technology Services Agreement. The Company and HPE have entered into an Agreement pursuant to which the Company will provide information technology services to HPE. This agreement terminates on the fifth anniversary of its effective date, unless earlier terminated by the parties in accordance with its terms.

•
Preferred Vendor Agreements. The Company and HPE have entered into Preferred Vendor Agreements, pursuant to which HPE and Micro Focus International, the acquirer of HPE's software business, will: (1) make available to DXC for purchase hardware products sold by HPE and technology services provided by HPE and (2) make available to DXC for purchase and license software products sold or licensed by HPE and Micro Focus, and technology (including SaaS), support, professional and other services provided by HPE and Micro Focus.

•
Certain other additional agreements were entered into, including a Separation and Distribution Agreement, as amended (the "Separation Agreement"), an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, and certain real estate related agreements.

Subsequent to the HPES Merger, HPE settled certain obligations as required under the Separation Agreement. In accordance with the provisions of the agreement, a calculation was performed to make certain adjustments required to complete the separation and standup of legacy HPES and achieve accurate cut off for intercompany transactions with its former parent. The aggregate adjustment to settle the obligations was $203 million.

In May 2016, CSC, HPE and DXC (f/k/a Everett Spinco, Inc.) entered into an agreement and plan of merger, as amended (the “Merger Agreement”), and HPE and DXC entered into a Separation Agreement, in each case relating to the combination of HPES and CSC. At the time the Merger Agreement and the Separation Agreement were executed, HPES

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After the closing of the HPES Merger, the Company began assessing the terms of the leases (including the amendments described above). During the second quarter of fiscal 2018, the Company concluded that the long-term capital leases that were amended by Hewlett-Packard Financial Services did not satisfy the requirements for classification as operating leases and as a result should be classified as capital leases as of the closing of the spin-off. Accordingly, as part of the process of determining fair value of these leases as of April 1, 2017, the Company recorded a lease liability of $1.0 billion, assets under capital leases of $654 million, and a $371 million increase to goodwill.

The Company is addressing this matter with HPE in a manner consistent with the terms of the Separation Agreement, with any disagreement being treated in a confidential manner under the Separation Agreement, including dispute resolution through executive escalation, mediation and binding arbitration.

Under the acquisition method of accounting, total consideration exchanged was:

(in millions)	Amount
Fair value of purchase consideration received by HPE stockholders(1)	$9,782
Fair value of HPES options assumed by CSC(2)	68
Total consideration transferred	$9,850

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

(2)	Represents the fair value of certain stock-based awards of HPES employees that were unexercised on March 31, 2017, which were converted to DXC stock-based awards.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation for the HPES Merger was finalized during the fourth quarter of fiscal 2018. The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the HPES Merger date is as follows:

(in millions)	Fair Value
Cash and cash equivalents	$938
Accounts receivable(1)	4,102
Other current assets	530
Total current assets	5,570
Property and equipment	2,581
Intangible assets	6,384
Other assets	1,571
Total assets acquired	16,106
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(4,605)
Deferred revenue	(1,315)
Long-term debt, net of current maturities	(4,806)
Long-term deferred tax liabilities and income tax payable	(1,550)
Other liabilities	(1,322)
Total liabilities assumed	(13,598)
Net identifiable assets acquired	2,508
Add: Fair value of non-controlling interests	(50)
Goodwill	7,392
Total consideration transferred	$9,850

(1)	Includes aggregate adjustments received from HPE, in accordance with the provisions of the Separation Agreement, of $203 million.

As of the period ended March 31, 2018, the Company made a number of refinements to the April 1, 2017 purchase price allocation as reported June 30, 2017. These refinements were primarily driven by the Company recording valuation adjustments to certain estimates of fair values which resulted in a decrease in net assets of $638 million. Total assets increased by $1.1 billion, primarily driven by a $137 million increase of accounts receivable; $99 million increase in property and equipment primarily arising from the recognition of $424 million of fixed assets under capital lease, offset by a $318 million reduction in the fair value of assets related to data centers and land; and a $1.3 billion increase in the fair value assessment for customer relationships offset by a $440 million decrease related to developed technology fair value adjustments. Liabilities increased by $1.7 billion primarily driven by an increase in capital lease obligations of $1.0 billion, a $436 million adjustment to deferred revenue primarily related to a valuation adjustment for outsourcing and other customer contracts taking into account continuing performance obligations, an increase of $106 million of debt, and an increase in long-term tax related liabilities of $192 million.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the HPES Merger date. The goodwill recognized with the HPES Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The goodwill arising from the HPES Merger was allocated to the Company's reportable segments as $2.8 billion to the Global Business Services ("GBS") segment, $2.6 billion to the Global Infrastructure Services ("GIS") segment and $2.0 billion to the United States Public Sector ("USPS") segment. The goodwill is not deductible for tax purposes. See Note 10 - "Goodwill."

Current Assets and Liabilities

The Company valued current assets and liabilities, with the exception of the current portion of deferred revenue and capital leases, using existing carrying values as the fair value of those items as of the HPES Merger date.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$1,470
Computers and related equipment	960
Furniture and other equipment	47
Construction in progress	104
Total	$2,581

The Company valued acquired property and equipment using predominately the market method, and in certain specific cases, the cost method.

Identified Intangible Assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Useful Lives (Years)
Customer relationships	$5,277	10-13
Developed technology	74	2-7
Third-party purchased software	642	2-7
Outsourcing contract costs	368	Contract life
Other intangible assets	23	4
Total	$6,384

The Company valued customer relationships and developed technology using the multi-period excess earnings and relief from royalty methods, respectively. Outsourcing contract costs were recorded at fair value taking into account continuing performance obligation.

Restructuring Liabilities

The Company acquired $326 million of restructuring liabilities in connection with the HPES Merger, of which $256 million relates to workforce reductions and $70 million relates to facilities costs. These restructuring liabilities are expected to be paid out through 2029.

Long-Term Debt

Assumed indebtedness included senior notes in the principal amount of $1.5 billion issued in 2017 and $0.3 billion issued in 1999 for total principal amount of $1.8 billion; a term loan with three tranches all borrowed on March 31, 2017 in an aggregate principal equivalent of $2.0 billion; and capitalized lease liabilities and other debt. Subsequent to the initial purchase price allocation as reported June 30, 2017, there was a fair value assessment of the senior notes and term loans as of the HPES Merger date, which resulted in a purchase accounting adjustment that increased debt by $94 million, including $12 million to eliminate historical deferred debt issuance costs, premiums and discounts. Converted capital leases were recorded on the balance sheet at fair value as of April 1, 2017 resulting in a total capital lease obligation of $1.7 billion. Additionally, the Company completed its fair value assessment of certain other debt with a carrying value of $87 million as of the HPES Merger date, which resulted in a purchase accounting adjustment that increased debt by $12 million.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Liabilities

The Company valued deferred tax assets and liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

Defined Benefit Pension Plans

Certain eligible employees, retirees and other former employees of HPES participated in defined benefit pension plans offered by HPE. The plans whose participants were exclusively HPES employees were acquired, while the plans whose participants included both HPES employees and HPE employees were replicated to allow separation of HPES and HPE employees. The resulting separate plans containing only HPES employees were acquired.

HPES pension obligations depend on various assumptions. The Company's actuaries remeasured all of the acquired HPES plan obligations as of March 31, 2017. The following table summarizes the balance sheet impact of the pension plans assumed from HPES as a result of the HPES Merger.

(in millions)	Amount
Other assets	$558
Accrued expenses and other current liabilities	(13)
Other long-term liabilities	(547)
Net amount recorded	$(2)

The following table summarizes the projected benefit obligation, fair value of the plan assets and the funded status assumed from HPES as a result of the HPES Merger.

(in millions)	Amount
Projected benefit obligation	$(7,413)
Fair value of plan assets	7,411
Funded status	$(2)

The following table summarizes the plan asset allocations by asset category for HPES pension plans assumed by the Company as a result of the HPES Merger.

Equity securities	22%
Debt securities(1)	72%
Alternatives	5%
Cash and other	1%
Total	100%

(1) Includes liability-driven investments

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited and Pro Forma Results of Operations

The Company's statements of operations includes the following revenues and net income attributable to HPES since the HPES Merger date:

(in millions)	Fiscal Year Ended March 31, 2018
Revenues	$17,423
Net income	$1,772

The following table provides unaudited pro forma results of operations for the Company for the fiscal year ended March 31, 2017, as if the HPES Merger had been consummated on April 2, 2016, the first day of DXC's fiscal year ended March 31, 2017. These unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. The Company presents these unaudited pro forma results for informational purposes only, and they are not necessarily indicative of what the actual results of operations of DXC would have been if the HPES Merger had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

CSC reported its results based on a fiscal year convention that comprised four thirteen-week quarters. HPES reported its results on a fiscal year basis ended January 31. As a consequence of CSC and HPES having different fiscal year-end dates, all references to the unaudited pro forma statement of operations include the results of operations of CSC for the twelve months ended March 31, 2017 and of HPES for the twelve months ended January 31, 2017.

(in millions, except per-share amounts)	Twelve Months Ended March 31, 2017
Revenues	$25,394
Net loss	(23)
Net loss attributable to the Company	(51)

Loss per common share:
Basic	$(0.18)
Diluted	$(0.18)

The unaudited pro forma information above is based on events that are (i) directly attributable to the HPES Merger, (ii) factually supportable, and (iii) are expected to have a continuing impact on the results of operations of DXC. Nonrecurring transaction costs associated with the HPES Merger of $26 million for the twelve months ended March 31, 2018 are not included in the unaudited pro forma information above.

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

The purchase price is allocated to assets acquired and liabilities assumed based upon determination of fair values at the date of acquisition as follows: $32 million to current assets, $4 million to property and equipment, $62 million to intangible assets other than goodwill, $24 million to current liabilities and $78 million to goodwill. The goodwill is primarily associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a 12-year estimated useful life.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2017 Acquisitions

Xchanging Acquisition
On May 5, 2016, CSC acquired Xchanging plc ("Xchanging"), a publicly owned company and a provider of technology-enabled business solutions to organizations in global insurance and financial services, healthcare, manufacturing, real estate and the public sector in a step acquisition. Total consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired). Transaction costs associated with the acquisition of $17 million were included within Selling, general and administrative expenses. The acquisition expanded the Company's market coverage in the global insurance industry and enabled the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

The purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at date of acquisition as follows: $396 million to current assets, $99 million to non-current assets, $582 million to intangible assets other than goodwill, $267 million to current liabilities, $516 million to long-term liabilities, $680 million to goodwill, and $281 million to non-controlling interest. The goodwill arising from the acquisition was allocated to the Company's reportable segment of $646 million to GBS and $34 million to GIS segments and is not deductible for tax purposes. The amortizable lives associated with the intangible assets acquired includes developed technology, customer relationships and trade names, which have estimated useful lives of 7 to 8, 15 years and 3 to 5 years, respectively.

Fiscal 2016 Acquisitions

UXC Acquisition

On February 26, 2016, CSC acquired all of the outstanding capital stock of UXC Limited ("UXC"), a publicly owned IT services company and a leading provider of enterprise application capabilities, consulting, applications management, professional services, connect infrastructure and health services in Australia, for a total purchase consideration of $289 million (net of cash acquired of $13 million). The acquisition continued the rebalancing of CSC's offering portfolio, strengthening it’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million were recorded as Selling, general and administrative expenses.

The purchase price was allocated to assets acquired and liabilities assumed as follows: $125 million to current assets, $37 million to noncurrent assets, $91 million to intangible assets other than goodwill, $153 million to current liabilities, $50 million to long-term liabilities and $252 million to goodwill. The amortizable lives associated with the intangible assets acquired includes customer relationships, which have an estimated useful life of 10 years, and software and trade names, both of which have indefinite lives. The goodwill arising from the acquisition was allocated to both of the Company's reportable segments and was not deductible for tax purposes.

Fixnetix Acquisition

On September 24, 2015, CSC acquired all of the outstanding capital stock of Fixnetix, Limited, a privately held provider of front-office managed trading solutions for capital markets, for total purchase consideration of $112 million. The purchase consideration included cash of $88 million (net of $1 million cash acquired) paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $21 million and $2 million of adjustments to the acquisition final net working capital in the fourth quarter of fiscal 2016. The fair value of the contingent consideration as of March 31, 2018 was zero.

Fruition Acquisition

On September 17, 2015, CSC acquired all of the outstanding capital stock of Fruition Partners, a privately held provider of technology-enabled solutions for the service management sector for cash consideration of $148 million (net of cash acquired of $2 million). The acquisition bolstered the Company's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma financial information for the acquisitions completed during fiscal 2018, 2017 and 2016, with the exception of the HPES Merger, have not been presented because the acquisitions were neither individually, nor in the aggregate, material to the Company's financial results.

Note 3 - Divestitures

The Company had no material divestitures during fiscal 2018 and 2017.

On November 27, 2015, CSC divested its former NPS segment.The NPS Separation was made pursuant to the terms of a master separation and distribution agreement and several other agreements, including an intellectual property ("IP") agreement. Pursuant to the IP matters agreement, CSC granted CSRA Inc. ("CSRA") perpetual, royalty-free, non-assignable licenses to certain software products, trademarks and workflow and design methodologies for an annual net maintenance fee of $30 million per year for each of the five years following the NPS Separation in exchange for maintenance services. The IP matters agreement was amended in February 2017, pursuant to which CSC assigned to CSRA the IP rights CSRA had previously licensed. In exchange, CSRA paid CSC $65 million and was released from the obligation to pay the annual net maintenance fee. During fiscal 2017 and 2016, the Company recognized total revenues of $125 million and $35 million, respectively, for services rendered to CSRA under the IP matters agreement and various commercial agreements. Included in fiscal 2017 revenues was $20 million of revenues under the IP matters agreement which was recorded as deferred revenue and advance contract payments during fiscal 2016.

The following is a summary of the operating results of NPS which were reclassified as discontinued operations:

Fiscal Year Ended
(in millions)	April 1, 2016(1)
Revenues	$2,504
Costs of services	1,935
Selling, general and administrative	52
Depreciation and amortization	90
Restructuring costs	1
Separation and merger costs	103
Interest expense	15
Other income, net	(21)
Income from discontinued operations before income taxes	329
Income tax expense	(138)
Income from discontinued operations, net of tax	$191

(1) Results for fiscal 2016 reflect NPS's operating results through the NPS Separation date of November 27, 2015.

During the fiscal year ended April 1, 2016 the Company incurred $122 million of costs in connection with the NPS Separation, primarily related to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal and information system functions. Income from discontinued operations, net of taxes includes $103 million of these costs, and the remaining amount of $19 million was included within loss from continuing operations.

As a result of the NPS Separation, no gain or loss on disposition was recognized; however, discontinued operations included the results of the fiscal 2016 sale of Welkin Associates Limited, a wholly owned subsidiary in the NPS segment to a strategic investor for consideration of $34 million on which a gain of $22 million was realized. At the time of disposition, the Welkin divestiture did not qualify to be presented as discontinued operations since it did not represent a strategic shift that would have a major effect on CSC's operations or financial results.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following selected financial information of NPS is included in the statements of cash flows:

Fiscal Year Ended
(in millions)	April 1, 2016(1)
Depreciation	$75
Amortization	$15
Capital expenditures	$(75)
Significant operating non-cash items:
Net gain on disposition of business	$22
Significant investing non-cash items:
Capital expenditures through capital lease obligations	$—
Capital expenditures in accounts payable	$(7)
Disposition of assets	$(8)

(1) Selected financial information for fiscal 2016 reflect cash flows through the Separation date of November 27, 2015.

Note 4 - Earnings Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2018	March 31, 2017	April 1, 2016

Net income (loss) attributable to DXC common shareholders:
From continuing operations	$1,751	$(123)	$71
From discontinued operations	—	—	180
	$1,751	$(123)	$251
Common share information:
Weighted average common shares outstanding for basic EPS	284.93	140.39	138.28
Dilutive effect of stock options and equity awards	4.84	—	3.05
Weighted average common shares outstanding for diluted EPS	289.77	140.39	141.33

EPS:
Basic
Continuing operations	$6.15	$(0.88)	$0.51
Discontinued operations	—	—	1.31
Total	$6.15	$(0.88)	$1.82

Diluted
Continuing operations	$6.04	$(0.88)	$0.50
Discontinued operations	—	—	1.28
Total	$6.04	$(0.88)	$1.78

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	April 1, 2016
Stock Options	—	3,317,041	2,064,951
RSUs	54,637	845,315	201,581
PSUs	96,029	1,540,152	—

Note 5 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2018	March 31, 2017
Billed trade receivables	$3,245	$732
Unbilled receivables	1,478	402
Other receivables	1,190	509
Total	$5,913	$1,643

The following table summarizes activity for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Beginning balance	$26	$31	$26
Additions charged to costs and expenses	45	10	6
Deductions(1)	(37)	(13)	(3)
Other(2)	6	(2)	2
Ending balance	$40	$26	$31

(1)	Represents write-offs and recoveries of prior year charges.

(2)	Includes changes in foreign currency exchange rates and the impact of the AR securitization facility.

Sale of Receivables

Receivables Securitization Facility

On December 21, 2016, CSC established a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Receivables Facility, the Company and certain of its subsidiaries sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. Total availability under the Receivables Facility was $188 million and $217 million as of March 31, 2018 and March 31, 2017, respectively. The Receivables Facility terminates on September 14, 2018, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded during fiscal 2018 and 2017.

The following table reflects activity of the Receivables Facility:

	As of and for the Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017 (1)
Cash proceeds received	$188	$223
Deferred purchase price receivable	$233	$252
Liability recorded due to exceeded maximum funding limit	$—	$6

(1) Represents activity from the date the Receivables Facility was established, December 21, 2016, through March 31, 2017.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the Fiscal Year Ended
(in millions)	March 31, 2018	March 31, 2017
Beginning balance	$252	$—
Transfers of receivables	2,222	1,195
Collections	(2,225)	(943)
Fair value adjustment	(16)	—
Ending balance	$233	$252

Federal Receivables Sales Facility

On July 14, 2017, Enterprise Services LLC, a wholly-owned subsidiary of the Company ("Enterprise"), entered into a Master Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with certain financial institutions (the "Financial Institutions"). The Purchase Agreement established a federal government obligor receivables purchase facility (the “Facility”). Concurrently, the Company entered into a guaranty made in favor of the Financial Institutions, that guarantees the obligations of the sellers and servicers of receivables under the Purchase Agreement. The guaranty does not cover any credit losses under the receivables. In connection with the USPS Separation and Mergers, the Company entered into certain amendments to the guaranty whereby the Company can request to terminate its guaranty at the time of the separation of its USPS business. In accordance with the terms of the Purchase Agreement, on January 23, 2018, the Purchase Agreement was amended to increase the facility limit from $200 million to $300 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions.

Under the Facility, the Company sells eligible federal government obligor receivables, including billed and certain unbilled receivables. The Company has no retained interests in the transferred receivables other than collection and administrative functions for the Financial Institutions for a servicing fee. The Facility has a one-year term but may be extended. The Company uses the proceeds from receivables sales under the Facility for general corporate purposes.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for these receivable transfers as sales and derecognizes the sold receivables from its balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale on sale of receivables was recorded. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of March 31, 2018.

The following table reflects activity of the Federal Receivables Sales Facility:

(in millions)	As of and for the Fiscal Year Ended March 31, 2018
Transfers of receivables	$2,090
Collections	$1,970
Operating cash flow effect	$120
Restricted cash (1)	$68
Outstanding balance	$188

(1) Represents collections not remitted to the Financial Institutions.

Note 6 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 13 - "Pension and Other Benefit Plans" and Note Note 7 - "Derivative Instruments" for information about the fair value of our pension assets and derivative assets and liabilities, respectively. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	As of March 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$84	$84	$—	$—
Time deposits(1)	114	114	—	—
Other debt securities(2)	59	—	53	6
Deferred purchase price receivable	233	—	—	233
Total assets	$490	$198	$53	$239

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total liabilities	$5	$—	$—	$5

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $42 million and unrealized gains of $11 million.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2017
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$406	$406	$—	$—
Deferred purchase price receivable	252	—	—	252
Total assets	$658	$406	$—	$252

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total Liabilities	$7	$—	$—	$7

The fair value of money market funds and money market deposit accounts, and time deposits, reported as cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. Fair value of the DPP, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, presented in other liabilities, is based on contractually defined targets of financial performance and other considerations.

Other Fair Value Disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in other accrued liabilities, are deemed to approximate their market values. If measured at fair value, these financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $6.1 billion and $2.2 billion as of March 31, 2018 and March 31, 2017, respectively, as compared with carrying value of $6.0 billion and $2.2 billion as of March 31, 2018 and March 31, 2017, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal periods covered by this report.

The Company is subject to counterparty risk in connection with its derivative instruments, see Note 7 - "Derivative Instruments." With respect to its foreign currency derivatives, as of March 31, 2018, there were seven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $9 million.

The primary financial instruments other than derivatives that could subject the Company to concentrations of credit risk are accounts receivable. The Company periodically reviews its accounts receivable and records provisions for doubtful accounts as needed. The Company’s customer base includes Fortune 500 companies and other significant, well-known companies operating in North America, Europe, Asia and Australia. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. The Company’s credit risk could be affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations, and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of March 31, 2018, and March 31, 2017, no single customer accounted for more than 10% of the Company's accounts receivable balance.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Derivative Instruments

In the normal course of business, the Company is exposed to interest rate and foreign exchange rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them.

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converts the debt into fixed interest rate debt. As of March 31, 2018 and March 31, 2017, the Company had interest rate swap agreements with a total notional amount of $635 million and $607 million, respectively.

For the fiscal year ended March 31, 2018, the Company performed both retrospective and prospective hedge effectiveness analyses for these interest rate swaps. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis, and as of March 31, 2018, the Company determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amounts of these foreign currency forward contracts as of March 31, 2018 and March 31, 2017 was $634 million and $486 million, respectively. As of March 31, 2018, the related forecasted transactions extend through February 2020.

For the fiscal years ended March 31, 2018 and March 31, 2017, the Company performed an assessment at the inception of these cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the fiscal years ended March 31, 2018 and March 31, 2017, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2018, $15 million of the existing amount of gain reported in AOCI related to these cash flow hedges is expected to be reclassified into earnings within the next 12 months.

The pre-tax impact of gain (loss) on derivative instruments designated for hedge accounting recognized in other comprehensive income and net income was not material for the fiscal years ended March 31, 2018 and March 31, 2017.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward and option contracts. Derivative instruments that are not designated as hedges are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2018 and March 31, 2017 was $3.1 billion and $2.9 billion, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax amounts impacting income related to foreign currency forward contracts:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2018	March 31, 2017	April 1, 2016
Foreign currency forward contracts	Other (income) expense, net	$118	$(84)	$19

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2018	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$6	$5
Foreign currency forward contracts	Other current assets	14	27
Total fair value of derivatives designated for hedge accounting		$20	$32

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$4	$15
Total fair value of derivatives not designated for hedge accounting		$4	$15

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2018	March 31, 2017

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$—	$1
Foreign currency forward contracts	Accrued expenses and other current liabilities	3	—
Total fair value of derivatives designated for hedge accounting:		$3	$1

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$6	$12
Total fair value of derivatives not designated for hedge accounting		$6	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the period-end foreign currency exchange rates and forward points as Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other risks

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is the Company's policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	March 31, 2018		March 31, 2017
(in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in the balance sheets	$24	$9	$47	$13
Gross amounts not offset in the balance sheets (1)	1	2	1	2
Net amount	$23	$7	$46	$11
_________________

(1)
These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

Note 8 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2018	March 31, 2017
Property and equipment — gross:
Land, buildings and leasehold improvements	$2,539	$873
Computers and related equipment	4,431	2,695
Furniture and other equipment	349	141
Construction in progress	79	10
	7,398	3,719
Less: accumulated depreciation and amortization	3,752	2,816
Property and equipment, net	$3,646	$903

Depreciation expense for fiscal 2018, 2017 and 2016 was $779 million, $338 million and $383 million, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Intangible Assets

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,560	$1,946	$1,614
Outsourcing contract costs	1,593	757	836
Customer related intangible assets	6,305	735	5,570
Other intangible assets	90	19	71
Total intangible assets	$11,548	$3,457	$8,091

	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,347	$1,554	$793
Outsourcing contract costs	793	475	318
Customer related intangible assets	851	248	603
Other intangible assets	96	16	80
Total intangible assets	$4,087	$2,293	$1,794

Total intangible assets amortization was $1,226 million, $320 million and $286 million for fiscal 2018, 2017 and 2016, respectively. Total intangible assets amortization included amortization of outsourcing contract cost premiums recorded as reductions of revenues of $41 million, $11 million and $11 million for fiscal 2018, 2017 and 2016, respectively. The increase in net and gross carrying value from fiscal 2017 to 2018 was primarily due to the HPES Merger. See Note 2 - "Acquisitions".

During fiscal 2016, the Company sold certain intangible assets with net book value of zero to a third party and recorded a gain on sale of $31 million as a reduction to GIS segment cost of services. There were no similar sales of intangible assets to a third party during fiscal 2018 and fiscal 2017.

Estimated future amortization related to intangible assets as of March 31, 2018 is as follows:

Fiscal Year	(in millions)
2019	$1,211
2020	$1,118
2021	$1,002
2022	$858
2023	$794

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2018 and March 31, 2017, respectively.

(in millions)	GBS	GIS	USPS	Total
Goodwill, gross	$2,171	$2,446	$—	$4,617
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 31, 2017, net	1,470	385	—	1,855

Additions	2,889	2,609	2,010	7,508
Foreign currency translation	184	105	—	289

Goodwill, gross	5,244	5,160	2,010	12,414
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 31, 2018, net	$4,543	$3,099	$2,010	$9,652

(in millions)	GBS	GIS	Total
Goodwill, gross	$1,615	$2,424	$4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	914	363	1,277

Additions	655	34	689
Foreign currency translation	(99)	(12)	(111)

Goodwill, gross	2,171	2,446	4,617
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2017, net	$1,470	$385	$1,855

As a result of the HPES Merger, the Company began to report the USPS segment, formerly a component of the HPES business, see Note 18 - "Segment and Geographic Information" for additional information. The fiscal 2018 and 2017 additions to goodwill were due primarily to the acquisitions described in Note 2 - "Acquisitions". The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Impairment Analyses

Fiscal 2018

The Company’s annual goodwill impairment analysis, which was performed qualitatively as of July 1, 2017, did not result in an impairment charge. At the end of the fiscal 2018, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2018.

Fiscal 2017

For the Company’s annual goodwill impairment assessment as of July 2, 2016, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

As of March 31, 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2017.

Fiscal 2016

For the Company’s annual goodwill impairment assessment as of July 4, 2015, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

Note 11 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Domestic entities	$821	$(157)	$(222)
Entities outside the United States	850	(17)	232
Total	$1,671	$(174)	$10

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, requires companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, broadens the tax base, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. As a fiscal year taxpayer, the Company will not be subject to many of the tax law provisions until fiscal year 2019; however, GAAP requires companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects. Section 15 of the Internal Revenue Code stipulates that the Company's fiscal year ending March 31, 2018, has a weighted corporate U.S. federal income tax rate of 31.5%, which is based on the applicable tax rates before and after the effective date of the Act and the number of days in the Company's federal tax year ending on October 31st.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act in the reporting period of the enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740 "Income Taxes." In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

Based on a preliminary assessment of the Act, the Company believes that the most significant impact on the Company’s financial statements are as follows:

Reduction of U.S. federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For the period ending December 31, 2017 the Company recorded a deferred income tax discrete benefit of $320 million, resulting in a $320 million decrease in net deferred tax liabilities. Based on calculating the deferred tax balances as of March 31, 2018, we recognized an additional measurement-period adjustment of $18 million, with a corresponding adjustment of $18 million to income tax benefit during the period. The effect of the additional measurement-period adjustment on the fiscal 2018 effective tax rate was not material. The Company has recorded a total provisional deferred income tax benefit of $338 million, resulting in a $338 million decrease in net deferred tax liabilities as of March 31, 2018. Due to the Company’s federal tax year ending October 31, 2018 the Company is required to determine the reversal period of the deferred tax assets and liabilities recorded as of March 31, 2018 to finalize the estimate of the rate reduction. The Company has estimated the reversal based on expected changes in the deferred tax balances. The estimate will be finalized prior to the end of the measurement period when the reversal of the deferred tax assets and liabilities is known.

Deemed Repatriation Transition Tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company's foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the federal transition tax in the period of enactment and recorded a provisional income tax expense and related liability of $386 million. Based on revised E&P computations and updated non-US income tax amounts that were calculated during the reporting period, we recognized an additional measurement-period adjustment and reduced the transition tax obligation by $25 million, with a corresponding adjustment of $25 million to income tax benefit during the period. The effect of the measurement-period adjustment on the 2018 effective tax rate was not material. The total transition tax obligation to date of $361 million has been recorded, with a corresponding reduction of $361 million to income tax benefit. The transition tax obligation is payable over up to eight years. The Company is continuing to gather additional information to compute the amount of the transition tax, including further analysis regarding the amount and composition of the Company’s and HPES’s historical foreign earnings and non-US income taxes. HPES also has a federal tax year end of October 31st and therefore the prior year federal tax return has not been finalized.

Permanent reinvestment assertion: Beginning in 2018, the Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. For the period ending December 31, 2017 the Company recorded a provisional estimate for those subsidiaries for which we were able to make a reasonable estimate of the tax effects of such repatriation for withholding taxes, state taxes, and India DDT of $8 million, $27 million and $80 million, respectively. Based on actual amounts for the fiscal year, we recognized an additional measurement-period adjustment of $16 million. The effect of the measurement-period adjustment on the fiscal 2018 effective tax rate was not material. For those subsidiaries for which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a total provisional estimate for withholding taxes, state taxes, and India DDT of $12 million, $7 million and $80 million, respectively. The Company needs additional time to analyze the foreign tax rules for all of their foreign subsidiaries. In addition, guidance may be released by various state jurisdictions, which could also impact these estimates.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Executive compensation: As a result of changes made by the Act, starting with compensation paid in fiscal 2019, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. For the period ending December 31, 2017 the Company’s analysis was incomplete and a provisional estimate was not recorded. In the current period the Company recorded a provisional estimate of $2 million for executive compensation impact, which reduced the income tax benefit. The Company is in process of completing an analysis of the binding contract requirement on the various compensation plans to determine the impact of the law change.

Capital expensing: For the period ending December 31, 2017 the Company’s analysis was incomplete and a provisional estimate was not recorded. In the current period the Company recorded a provisional benefit of $87 million based on its intent to fully expense all qualifying expenses. This resulted in a decrease of approximately $87 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. The income tax effects for this change in law require further analysis due to the volume of data required to complete the calculations.

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

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be for the Company. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on its current structure and estimated future results of global operations, but also its intent and ability to modify its structure and business, the Company is not yet able to reasonably estimate the effect of this provision of the Act in the current reporting period. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made an accounting policy decision.

Base Erosion and Anti-Abuse Tax (BEAT): The Act creates a new minimum tax. For tax years beginning after December 31, 2017, a corporation is potentially subject to tax under the BEAT provision if the federal tax group has sufficient gross receipts and derives a sufficient level of “base erosion tax benefits.” Under the BEAT, a corporation must pay a base erosion minimum tax amount (BEMTA) in addition to its regular tax liability after credits. The BEMTA is generally equal to the excess of (1) a fixed percentage of a corporation’s modified taxable income (taxable income determined without regard to any base erosion tax benefit related to any base erosion payment, and without regard to a portion of its NOL deduction) over (2) its regular tax liability (reduced by certain credits). The fixed percentage is generally 5 percent for taxable years beginning in 2018, 10 percent for years beginning after 2018 and before 2026, and 12.5 percent for years after 2025.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating the impact of this BEAT provision on our current operating model and considering making modifications to our operating model once additional formal guidance is issued by the US tax authorities that will clarify the ambiguities of the BEAT provision.

Due to anticipated future guidance to be issued by the IRS, interpretation of the changes in tax law and analysis of the information required to complete the calculations, the amounts recorded as a result of the Act in the period are provisional and subject to material changes. The Company will continue to analyze the Act’s impact on its financial statements and adjust the provisional amounts recorded as our analysis is completed, no later than December 2018.

The income tax benefit on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Current:
Federal	$453	$(32)	$(79)
State	31	14	(22)
Foreign	247	36	59
	731	18	(42)
Deferred:
Federal	(850)	(7)	(39)
State	(53)	(1)	48
Foreign	61	(84)	(29)
	(842)	(92)	(20)
Total income tax benefit	$(111)	$(74)	$(62)

The current benefit for fiscal 2018 includes $332 million of non-current transition tax. The current (benefit) expense for fiscal 2018, 2017 and 2016, includes interest and penalties of $2 million, $(9) million and $(4) million, respectively, for uncertain tax positions.

As a result of the HPES Merger and changes in U.S. cash requirements, a deferred tax liability $542 million was recorded for U.S. income taxes based on the estimated historical taxable earnings of the HPES foreign subsidiaries. In addition, the Company recorded an estimated liability of $50 million for India DDT tax based on estimated historical taxable earnings of the HPES India subsidiary. These liabilities were recorded as part of acquisition accounting.

As a result of the Act, the Company changed its permanent reinvestment assertion on the remaining CSC foreign subsidiaries and will no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year Indian earnings. A deferred tax liability of $554 million has been released and the Company's estimated liability for India DDT was increased by $30 million to $80 million to include estimated historical taxable earnings for CSC Indian subsidiaries. During the current period, the Company distributed $153 million of intercompany dividends incurring and paying $31 million of DDT upon distribution. For those investments from which the Company was not able to make a reasonable estimate, it has not recorded any deferred taxes. The Company will record the tax effects of the change in its assertion with respect to these subsidiaries and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable, in the period that it is first able to make a reasonable estimate, no later than December 2018.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net payable of $27 million due to $110 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $75 million of tax indemnification receivable related to other tax payables and $212 million of tax indemnification payable related to other tax receivables.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate of 31.5% and the effective tax rate ("ETR") for continuing operations are as follows:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	April 1, 2016
Statutory rate	31.5%	(35.0)%	35.0%
State income tax, net of federal tax	2.5	(4.0)	(145.7)
United States Tax Reform	(31.7)	—	—
Change in Indefinite Reinvestment Assertion	2.6	—	—
Loss of attributes due to merger	4.0	—	—
Change in uncertain tax positions	(0.1)	(3.4)	(685.0)
Foreign tax rate differential	(4.5)	(41.1)	(377.4)
Capitalized transaction costs	1.1	12.1	22.3
Change in valuation allowances	(6.0)	34.3	743.6
Excess tax benefits for stock compensation	(2.3)	(11.3)	(230.0)
Prepaid tax asset amortization	0.3	7.1	78.8
Income Tax and Foreign Tax Credits	(6.0)	(2.0)	(58.0)
Other items, net	2.0	0.8	(3.6)
Effective tax rate	(6.6)%	(42.5)%	(620.0)%

In fiscal 2018, the ETR was primarily impacted by the effects of the Act:

•
The release of a deferred tax liability relating to the outside basis difference of foreign subsidiaries which increased the income tax benefit and decreased the ETR by $554 million and 33.2%, respectively.

•	The accrual of the one-time transition tax on estimated unremitted foreign earnings which decreased the income tax benefit and increased the ETR by $361 million and 21.6%, respectively.

•	The remeasurement of deferred tax assets and liabilities as a result of the Act, which increased the income tax benefit and decreased the ETR by $338 million and 20.3%, respectively.

In fiscal 2017, the ETR was primarily impacted by:

•
A change in the valuation allowance that primarily consists of an aggregate income tax detriment for the increase in the valuation allowances on tax attributes in the United States, Germany and Luxembourg, which decreased the overall income tax benefit and decreased the ETR by $135 million and 78%, respectively. Offset by an income tax benefit from the release of valuation allowances on tax attributes in Denmark, Japan and the United Kingdom which increased the overall income tax benefit and increased the ETR by $75 million and 43%, respectively.

•
An income tax detriment for transaction costs incurred that are not deductible for tax purposes, which resulted in a decrease to the overall tax benefit and decreased the ETR by $21 million and 12.1%, respectively.

•
An income tax benefit from excess tax benefits realized from employee share-based payment awards, which resulted in an increase in the overall income tax benefit and increased the ETR by $20 million and 11.3%, respectively.

In fiscal 2016, the ETR was primarily impacted by:

•
The early adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” resulted in a tax benefit from the excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

•
Local losses on investments in Luxembourg (i) increased the valuation allowance and the ETR by $47 million and 470%, respectively, and (ii) decreased the foreign rate differential and ETR by $47 million and by 470%, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
An increase in the overall valuation allowance primarily due to the divestiture of the Company's former NPS business division, which resulted in an increase in the valuation allowances related to state net operating losses and state tax credits. This decreased the overall income tax benefit and ETR by $27 million and 270%, respectively.

•
The release of a liability for uncertain tax positions following the closure of the U.K. tax audit for fiscal 2010 to 2012. This increased the overall income tax benefit by $58 million and the ETR by 580%.

•	The Company recognized adjustments to uncertain tax positions in the United States that increased the overall income tax benefit by $24 million and the ETR by 240%, respectively.

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2018	March 31, 2017
Deferred tax assets
Employee benefits	$159	$172
Tax loss/credit carryforwards	1,672	1,307
Accrued interest	19	16
Contract accounting	149	89
Other assets	283	83
Total deferred tax assets	2,282	1,667
Valuation allowance	(1,442)	(1,094)
Net deferred tax assets	840	573

Deferred tax liabilities
Depreciation and amortization	(1,111)	(282)
Investment basis differences	(62)	(103)
Other liabilities	(94)	(45)
Total deferred tax liabilities	(1,267)	(430)

Total net deferred tax assets (liabilities)	$(427)	$143

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2018	March 31, 2017
Current:
Income tax receivables	$227	$146
	$227	$146
Non-current:
Income taxes receivable and prepaid taxes	$92	$50
Deferred tax assets	373	381
	$465	$431

Total	$692	$577

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2018	March 31, 2017
Current:
Liability for uncertain tax positions	$(33)	$(17)
Income taxes payable	(112)	(21)
	$(145)	$(38)
Non-current:
Deferred taxes	(800)	(238)
Income taxes payable	(251)	—
Liability for uncertain tax positions	(278)	(185)
	$(1,329)	$(423)

Total	$(1,474)	$(461)

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1.4 billion as of March 31, 2018 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are evaluated as of the balance sheet date and will be subject to change in each future reporting period as a result of changes in various factors. The net increase in the valuation allowance of $348 million in fiscal 2018, is primarily due to the acquired valuation allowance balances of HPES of $289 million, current year restructuring costs and losses not benefited in non-U.S. jurisdictions including Germany, Denmark, France, and currency translation of $152 million mainly in Luxembourg; reduced by the release of valuation allowances in non-U.S. jurisdictions and certain state income tax carry-forwards and a write-off of state tax capital losses due to expiration. The release of valuation allowances is due to objectively verifiable positive evidence including improved earnings and three years of cumulative profits outweighing the negative evidence.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2018				As of March 31, 2017
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$41	$—	$41	2037	$65	$—	$65	2037
State	$876	$—	$876	2038	$911	$—	$911	2037
Foreign	$6,522	$6,287	$235	2038	$4,608	$4,537	$71	2036
Tax credit carryforwards
Federal	$—	$—	$—	N/A	$7	$—	$7	2024
State	$32	$7	$25	2038	$45	$10	$35	2026
Foreign	$21	$—	$21	2020	$10	$—	$10	2020
Capital loss carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$—	$—	$—	N/A	$289	$—	$289	2018
Foreign	$240	$193	$47	2023	$235	$235	$—	N/A

The Company is currently the beneficiary of tax holiday incentives in India and Malaysia, which expire in various fiscal years through 2026. As a result of these tax holiday incentives, the Company recorded an income tax benefit of approximately $5 million, $1 million and $2 million, during fiscal 2018, 2017 and 2016, respectively. The per share effects were $0.02, $0.01 and $0.02, for fiscal 2018, 2017 and 2016, respectively.

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

The Company accounts for income tax uncertainties in accordance with Income Taxes (ASC 740), which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017
Tax	$270	$192
Interest	49	25
Penalties	25	11
Net of tax attributes	(33)	(26)
Total	$311	$202

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Balance at beginning of fiscal year	$192	$180	$304
Gross increases related to prior year tax positions	10	14	21
Gross decreases related to prior year tax positions	(12)	(12)	(101)
Gross increases related to current year tax positions	7	10	7
Settlements and statute of limitation expirations	(19)	(7)	(48)
Acquisitions	90	6	3
Foreign exchange and others	2	1	(6)
Balance at end of fiscal year	$270	$192	$180

The Company’s liability for uncertain tax positions at March 31, 2018, March 31, 2017 and April 1, 2016, includes $219 million, $149 million and $122 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2018, the Company had net increase in interest expense of $2 million ($2 million net of tax) and net increase in accrued expense for penalties of $0.2 million, and as of March 31, 2018, recognized a liability for interest of $49 million ($43 million net of tax) and penalties of $25 million. The increase in liability in FY18 compared to FY17 is mostly related to acquired interest and penalties from the acquisition of HPES. During the year ended March 31, 2017, the Company had a net decrease in interest of $8 million (decrease of $9 million net of tax) and no change in accrued penalties and as of March 31, 2017, has recognized a liability for interest of $25 million ($20 million net of tax) and penalties of $11 million. During the year ended April 1, 2016, the Company had a net increase in interest of $(6) million ($(4) million net of tax) and a net decrease in accrued penalties of $2 million, and as of April 1, 2016, recognized a liability for interest of $33 million ($29 million net of tax) and penalties of $11 million. The following table presents the change in interest and penalties from the previous reported period, as well as the liability at the end of each period presented:

	As of and for the Fiscal Years Ended
	March 31, 2018	March 31, 2017	April 1, 2016
(in millions)	Increase (Decrease)
Interest	$2	$(8)	$(6)
Interest, net of tax	$2	$(9)	$(4)
Accrued penalties	$—	$—	$2
Liability for interest	$49	$25	$33
Liability for interest, net of tax	$43	$20	$29
Liability for penalties	$25	$11	$11

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2005 and forward
United States – Various States	2005 and forward
Australia	2012 and forward
Canada	2010 and forward
France	2013 and forward
Germany	2010 and forward
India	1998 and forward
United Kingdom	2013 and forward

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2016. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through April 30, 2019. In addition, during the first quarter of fiscal 2018, the Company received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2016 federal income tax returns. The Company has not received any adjustments for this cycle. For HPES entities the IRS is examining federal income tax returns for fiscal 2008 through 2012. In addition, HPE entities have received a Revenue Agent's Report with respect to calendar years 2005 through 2008, and these adjustments were protested to the IRS Office of Appeals. The Company continues to believe that its tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $36 million to $70 million, excluding interest, penalties, and tax carry-forwards.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2018	March 31, 2017
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.1) - 0.02%(2)	2019	$863	$646
Current maturities of long-term debt	Various	2019	439	55
Current maturities of capitalized lease liabilities	0.3% - 6.7%	2019	771	37
Short-term debt and current maturities of long term debt			$2,073	$738

Long-term debt, net of current maturities
GBP term loan	1.0% -1.4%(3)	2019	$260	$233
EUR term loan	1.75%(4)	2019	493	—
USD term loan	1.2% - 2.3%(5)	2021	—	571
AUD term loan	2.9% - 3.1%(6)	2022	210	76
EUR term loan	0.9% (7)	2022	187	—
USD term loan	2.2% - 3.1%(8)	2022	899	—
$500 million Senior notes	2.875%	2020	502	—
$650 million Senior notes	2.3% - 3.0%(9)	2021	646	—
$274 million Senior notes(10)	4.45%	2023	278	—
$171 million Senior notes(10)	4.45%	2023	173	453
$500 million Senior notes	4.25%	2025	507	—
£250 million Senior notes	2.75%	2025	346	—
$500 million Senior notes	4.75%	2028	509	—
$234 million Senior notes(11)	7.45%	2030	277	—
$66 million Senior notes(11)	7.45%	2030	79	—
Revolving credit facility(12)	1.4% - 1.6%	2021 - 2023	—	678
Lease credit facility	1.9% - 2.9%	2020 - 2023	46	60
Capitalized lease liabilities	0.3% - 6.7%	2019 - 2023	1,525	104
Borrowings for assets acquired under long-term financing	2.3% - 4.0%	2019 - 2022	405	77
Mandatorily redeemable preferred stock outstanding	6%	2023	61	61
Other borrowings	0.5% - 14.0%	2019 - 2037	113	4
Long-term debt			7,516	2,317
Less: current maturities of long-term debt and capitalized lease liabilities			1,210	92
Long-term debt, net of current maturities			$6,306	$2,225

(1)	During fiscal 2017, DXC increased the maximum size from €500 million to €1 billion.

(2)	Approximate weighted average interest rate.
(3) Three-month LIBOR rate plus 0.65%.
(4) Three-month EURIBOR rate plus 1.75%.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) At DXC's option, the USD term loan bore interest at a variable rate equal to the adjusted LIBOR for a one, two, three, or six month interest period, plus a margin between 0.75% and 1.50% based on a pricing grid consistent with the Company's outstanding revolving credit facility or the greater of the prime rate, the federal funds rate plus 0.50%, or the adjusted LIBOR for a one-month interest period plus 1.00%, in each case plus a margin of up to 0.50%, based on a pricing grid consistent with the revolving credit facility.
(6) Variable interest rate equal to the bank bill swap bid rate for a one, two, three or six-month interest period plus 0.95% - 1.45% based on the published credit ratings of DXC.
(7) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one, two, three, or six-month interest period, plus a margin of between 0.75% and 1.35%, based on published credit ratings of DXC.
(8) At DXC's option, the USD term loan bears interest at the Eurocurrency Rate for a one, two, three, or six-month interest period, plus a margin of between 1.00% and 1.75% based on published credit ratings of DXC or the Base Rate plus a margin of between 0.00% and 0.75%, based on published credit ratings of DXC.
(9) Three-month LIBOR plus 0.95%.
(10) During fiscal 2018, DXC completed an exchange offer, whereby $274 million aggregate principal amount of CSC notes were tendered in exchange for a like aggregate principal amount of DXC notes with like maturity and interest rate. Upon completion of the exchange, $171 million aggregate principal amount of CSC Notes remained outstanding.
(11) During fiscal 2018, DXC completed an exchange offer whereby $234 million principal amount of the $300 million Senior notes (the "EDS Notes") were tendered in exchange for a like principal amount of DXC notes with like maturity and interest rate. The remaining $66 million principal amount of the EDS Notes outstanding were held by public noteholders.
(12) During fiscal 2018, DXC exercised its option to extend the maturity date and also increased commitments to $3.81 billion, $70 million of which matures in January 2021 and $3.74 billion matures in January 2023.

Senior Notes and Term Loans

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrower. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior notes due 2025 which is payable annually in arrears, and interest on the $650 million Senior notes due 2021 which is payable quarterly in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

On April 3, 2017, as a result of the HPES Merger, financial covenants were amended and CSC was replaced with DXC as the borrower and guarantor to certain outstanding debt including short-term Euro-denominated commercial paper, senior notes and term loans. In connection with the HPES Merger, DXC entered into an unsecured term loan agreement consisting of a $375 million U.S. dollar term loan maturing in 2020, a $1.3 billion U.S. dollar term loan maturing in 2022 and a Euro-equivalent of $315 million EUR term loan maturing in 2022. The U.S. term loan maturing in 2020 and portions of the term loans maturing in 2022 were repaid subsequent to the HPES Merger. DXC assumed pre-existing indebtedness incurred by HPES including 7.45% senior notes due 2030 which were issued at a principal amount of $300 million.

During fiscal 2018, in connection with the HPES Merger, DXC completed an offering of senior notes in an aggregate principal amount of $1.5 billion consisting of 2.875% senior notes due 2020, 4.25% senior notes due 2025 and 4.75% senior notes due 2028. Additionally, DXC issued 2.75% senior notes due 2025 in an aggregate principal of £250 million, the proceeds of which were used to make prepayments to term loans maturing in 2022 and fully repay the borrowings under revolving credit facilities.

Subsequent to March 31, 2018, DXC entered into a senior unsecured term loan credit agreement maturing on May 10, 2019, in an aggregate principal amount of €400 million, the proceeds of which were used to repay the €400 million principal amount outstanding under the EUR term loan due May 12, 2018. The Company has excluded the EUR term loan maturing on May 12, 2018 from short-term debt and current maturities of long term debt.

Revolving Credit Facility

In connection with the HPES Merger, the Company entered into several amendments to its revolving credit facility agreement pursuant to which DXC replaced CSC as the principal borrower and as the guarantor of borrowings by subsidiary borrowers. As of March 31, 2018, DXC had no borrowings outstanding under the revolving credit facility.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease and Financing Obligations

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases were $3.7 billion with accumulated amortization of $2.4 billion as of March 31, 2018, and $0.7 billion with accumulated amortization of $0.6 billion as of March 31, 2017. The future minimum lease payments required to be made under the capital leases as of March 31, 2018, are as follows:

Fiscal Year	(in millions)
2019	$829
2020	463
2021	214
2022	104
2023	29
Thereafter	—
Total minimum lease payments	1,639
Less: Amount representing interest and executory costs	(114)
Present value of net minimum lease payments	1,525
Less: Current maturities of capital lease obligations	(771)
Long-term capitalized lease liabilities	$754

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2018, are as follows:

Fiscal Year	(in millions)
2019	$439
2020	1,229
2021	754
2022	1,302
2023	515
Thereafter	1,752
Total	$5,991

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Pension and Other Benefit Plans

The Company offers a number of pension and OPEB plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company's pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

The Company sponsors a number of defined benefit and post-retirement medical benefit plans for the benefit of eligible employees. The benefit obligations of the Company's U.S. pension, U.S. OPEB, and non-U.S. OPEB plans represent an insignificant portion of the Company's pension and other post-retirement benefit plans. As a result, the disclosures below include the Company's U.S. and non-U.S. pension plans on a global consolidated basis.

Eligible employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the United Kingdom represents the largest plan. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the United States are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

During fiscal 2018, the Company adopted amendments to certain U.K. pension plans which necessitated an interim remeasurement of the plans assets and liabilities as of December 1, 2017. The remeasurement resulted in a net gain of $17 million, comprising a curtailment gain of $40 million and an actuarial loss $23 million. The net gain was recognized within costs of services and selling, general and administrative.

The Company accrued $13 million, $1 million and $6 million, for fiscal 2018, 2017 and 2016, respectively, as additional contractual termination benefits for certain employees are part of the restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2018	March 31, 2017
Projected benefit obligation at beginning of year	$3,297	$2,879
Benefit obligation assumed as a result of the HPES merger	7,351	—
Service cost	121	23
Interest cost	249	82
Plan participants’ contributions	16	3
Amendments	(44)	—
Business/contract acquisitions/divestitures	69	313
Contractual termination benefits	13	1
Settlement/curtailment	(65)	(13)
Actuarial (gain) loss	(332)	413
Benefits paid	(447)	(120)
Foreign currency exchange rate changes	1,170	(283)
Other	(14)	(1)
Projected benefit obligation at end of year	$11,384	$3,297

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017
Discount rate	2.5%	2.5%
Rates of increase in compensation levels	2.0%	2.2%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2018	March 31, 2017
Fair value of plan assets at beginning of year	$2,998	$2,597
Assets assumed as a result of the HPES merger	7,411	—
Actual return on plan assets	371	483
Employer contribution	83	123
Plan participants’ contributions	16	3
Benefits paid	(447)	(120)
Business/contract acquisitions/divestitures	(2)	199
Contractual termination benefits	4	6
Plan settlement	(22)	(13)
Foreign currency exchange rate changes	1,176	(279)
Other	(14)	(1)
Fair value of plan assets at end of year	$11,574	$2,998

Funded status at end of year	$190	$(299)

During fiscal 2017, the Company, along with the Trustee of CSC Computer Sciences Ltd. Main Pension Scheme (“CSC UK Pension”), the Trustee of the Rebus Pension Scheme (“Xchanging UK Pension”), and a financial institution (the "Institution"), entered into a multi-party arrangement whereby the Company’s corporate campus in Aldershot, U.K. (the "Property") was monetized for approximately $85 million in proceeds net of stamp duties paid. The Company concurrently contributed $85 million to the CSC UK Pension and Xchanging UK Pension plans as a special discretionary employer contribution. The transaction was executed by contributing the Property to a property limited partnership and all such LP interests were contributed to a Jersey Unit Trust owned 1% by the Company and 99% by the Institution.

Under the structured sale transaction, the Company entered into a 15-year master lease arrangement as master tenant, at approximately $4 million rent per year. Under U.S. GAAP, due to the continuing interest of the Company as master tenant, residual profit participation retained by the Company, Xchanging UK Pension and CSC UK Pension, and the Company's ownership of the general partner of the property limited partnership that owns the Property, the structured sale transaction resulted in accounting treatment as a financing transaction. As a consequence, the Property remains accounted for as an asset on the balance sheet of the Company at historical cost basis and accumulated depreciation thereon, with no gain or loss recorded. A corresponding $85 million liability was recorded as other long-term liabilities on the Company's balance sheet.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Information

	As of
(in millions)	March 31, 2018	March 31, 2017
Other assets	1,118	73
Accrued expenses and other current liabilities	(28)	(7)
Non-current pension obligations	(879)	(342)
Other long-term liabilities - OPEB	(21)	(23)
Net amount recorded	$190	$(299)

Accumulated benefit obligation	$11,241	$3,262

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Projected benefit obligation	$2,488	$996	$2,250	$938
Accumulated benefit obligation	$2,363	$963	$2,162	$913
Fair value of plan assets	$1,552	$624	$1,338	$574

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2018		March 31, 2017	April 1, 2016
Service cost	$121		$23	$25
Interest cost	249	81	82	92
Expected return on assets	(534)		(161)	(179)
Amortization of transition obligation	1		1	1
Amortization of prior service costs	(18)		(17)	(19)
Contractual termination benefit	13		1	6
Settlement/curtailment gain	(42)		—	(2)
Recognition of actuarial (gain) loss	(178)		87	127
Net periodic pension (income) expense	$(388)		$16	$51

Estimated prior service credit of $16 million will be amortized from AOCI into net periodic pension cost over the next fiscal year. The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2018	March 31, 2017	April 1, 2016
Discount or settlement rates	2.5%	3.1%	3.0%
Expected long-term rates of return on assets	4.9%	6.3%	6.3%
Rates of increase in compensation levels	2.7%	2.6%	2.8%

The following is a summary of amounts in AOCI, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017
Prior service cost	(298)	(269)

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2019	$86

Benefit Payments:
2019	$299
2020	$298
2021	$314
2022	$380
2023	$353
2024 and thereafter	$2,087

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$465	$1,978	$—	$2,443
Global equity mutual funds	8	333	—	341
U.S./North American Equity commingled funds	3	46	—	49
Fixed Income:
U.S. Government funds	—	1	—	1
Non-U.S. Government funds	2	54	—	56
Fixed income commingled funds	3	6,092	—	6,095
Fixed income mutual funds	3	—	—	3
Alternatives:
Other Alternatives (1)	4	1,228	874	2,106
Hedge Funds(2)	—	2	—	2
Other Assets	—	—	3	3
Insurance contracts	—	160	10	170
Cash and cash equivalents	300	5	—	305
Totals	$788	$9,899	$887	$11,574

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$1	$710	$—	$711
Global equity mutual funds	1	251	—	252
U.S./North American Equity commingled funds	1	39	—	40
Fixed Income:
Non-U.S. Government funds	—	3	—	3
Fixed income commingled funds	1	991	—	992
Fixed income mutual funds	3	—	—	3
Alternatives:
Other Alternatives (1)	3	412	343	758
Hedge Funds(2)	—	1	—	1
Insurance contracts	—	131	5	136
Cash equivalents	94	8	—	102
Totals	$104	$2,546	$348	$2,998

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of April 1, 2016	$315
Actual return on plan assets held at the reporting date	60
Purchases, sales and settlements	9
Changes due to exchange rates	(36)
Balance as of March 31, 2017	348
Actual return on plan assets held at the reporting date	34
Purchases, sales and settlements	443
Changes due to exchange rates	62
Balance as of March 31, 2018	$887

Domestic and global equity accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value are categorized as Level 2 and valued using broker dealer bids or quotes of securities with similar characteristics.

Fixed income accounts are categorized as Level 1 if traded on a publicly quoted exchange or as level 2 if investments in corporate bonds are primarily investment grade bonds, generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

Alternative investment fund securities are categorized as Level 1 if held in a mutual fund or in a separate account structure and actively traded through a recognized exchange, or as Level 2 if they are held in commingled or collective account structures and are actively traded. Alternative investment fund securities are classified as Level 3 if they are held in Limited Company or Limited Partnership structures or cannot otherwise be classified as Level 1 or Level 2.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets represent property holdings by certain pension plans. As above, the property holdings represent a master lease arrangement entered into by DXC UK and certain UK pension plans as a financing transaction.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation.

Cash equivalents that have quoted prices in active markets are classified as Level 1. Short-term money market commingled funds are categorized as Level 2 and valued at cost plus accrued interest which approximates fair value.

Plan Asset Allocations

	As of
Asset Category	March 31, 2018	March 31, 2017
Equity securities	25%	33%
Debt securities	53%	33%
Alternatives	18%	25%
Cash and other	4%	9%
Total	100%	100%

Plan assets are held in a trust that includes commingled funds subject to country specific regulations and invested primarily in commingled funds. For the U.K. pension plans, the Company's largest pension plans by assets and projected liabilities, a target allocation by asset class was developed to achieve their long-term objectives. Asset allocations are monitored closely and investment reviews regarding asset strategy are conducted regularly with internal and external advisors.

The Company’s investment goals and risk management strategy for plan assets evaluates a number of factors, including the time horizon of the plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification in order to reduce risk, yet produces a reasonable amount of return on investment over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments. Alternative investment allocations are included in selected plans to achieve greater portfolio diversity intended to reduce the overall volatility risk of the plans.

Plan asset risks include longevity, inflation, and other changes in market conditions that could reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in DXC's pension and other post-retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, resulting in an increased reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. Derivatives are used for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Return on Assets

The Company consults with internal and external advisors regarding the expected long-term rate of return on assets. The Company uses various sources in its approach to compute the expected long-term rate of return of the major asset classes expected in each of the plans. DXC utilizes long-term, asset class return assumptions of typically 30 years, which are provided by external advisors. Consideration is also given to the extent active management is employed in each asset class and also to management expenses. A single expected long-term rate of return is calculated for each plan by assessing the plan's expected asset allocation strategy, the benefits of diversification therefrom, historical excess returns from actively managed traditional investments, expected long-term returns for alternative investments and expected investment expenses. The resulting composite rate of return is reviewed by internal and external parties for reasonableness.

Retirement Plan Discount Rate

The U.K. discount rate is based on the yield curve approach using the U.K. Aon Hewitt GBP Single Agency AA Corporates-Only Curve.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Matching contributions are made annually in January to participants employed on December 31 of the prior year and vest in one year. However, if a participant retires from the Company or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. During fiscal 2018, 2017 and 2016, the Company contributed $245 million, $124 million and $132 million, respectively, to its defined contribution plans. As of March 31, 2018, plan assets included 4,184,335 shares of the Company’s common stock.

Deferred Compensation Plans

Effective as of the HPES Merger, DXC assumed sponsorship of the Computer Sciences Corporation Deferred Compensation Plan, which was renamed the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”), and adopted the Enterprise Services Executive Deferred Compensation Plan (the “ES DCP”). Both plans are non-qualified deferred compensation plans maintained for a select group of management, highly compensated employees and non-employee directors.

The DXC DCP covers eligible employees who participated in CSC’s Deferred Compensation Plan prior to the HPES Merger. The ES DCP covers eligible employees who participated in the HPE Executive Deferred Compensation Plan prior to the HPES Merger. Both plans allow participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan, the DXC Technology Matched Asset Plan. Neither plan provides for employer contributions. As of April 3, 2017, the ES DCP does not admit new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in Other long-term liabilities in the Company's balance sheets, amounted to $65 million as of March 31, 2018 and $67 million as of March 31, 2017. The Company’s expense under the Plan totaled $4 million, $5 million and $3 million, for fiscal 2018, 2017 and 2016, respectively.

Note 14 - Stockholders' Equity

Description of Capital Stock

The Company has authorized share capital consisting of 750,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share Repurchase Program

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of DXC common stock. An expiration date has not been established for this repurchase plan.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

Shares repurchased, through both open market purchases and accelerated share repurchase ("ASR") arrangements, are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2018
Open market purchases	1,537,782	$89.41	$137

2016
Open market purchases	3,587,224	$48.28	$173
ASR (1)	162,908	$0.00	—
Total	3,750,132	$46.18	$173

(1)	Reflects shares received during fiscal 2016 as settlement of a fiscal 2015 ASR arrangement.

Treasury Stock Transactions

In fiscal 2018, 2017 and 2016 the Company accepted 332,558, 72,231 and 48,416 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2018, 2017 and 2016, the Company accepted 684,389, 195,201 and 716,999 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 1,016,947 treasury shares as of March 31, 2018. Treasury shares held before the HPES Merger were extinguished in connection with the HPES Merger.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

	Dividends Declared
(in millions, except per share amounts)	Per Common Share	Total	Unpaid at Fiscal Year End
Fiscal 2018	$0.72	$209	$51
Fiscal 2017	$0.56	$80	$20
Fiscal 2016(1)	$2.99	$421	$19

(1) In connection with the NPS Separation (see Note 3 - "Divestitures"), CSC paid a special cash dividend on November 30, 2015 of $2.25 per share. Payment of the special dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$—	$339	$21
Current-period other comprehensive (loss) income	(83)	1	—	1	(81)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—	(20)	(20)
Transfer to CSRA	—	—	—	(31)	(31)
Balance at April 1, 2016	$(399)	$(1)	$—	$289	$(111)
Current-period other comprehensive (loss) income	(59)	21	—	(2)	(40)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—	(11)	(11)
Balance at March 31, 2017	$(458)	$20	$—	$276	$(162)
Current-period other comprehensive (loss) income	197	(11)	9	—	195
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—	25	25
Balance at March 31, 2018	$(261)	$9	$9	$301	$58

Note 15 - Stock Incentive Plans

Employee Incentives

As a result of the HPES Merger, all outstanding CSC awards of stock options, stock appreciation rights, restricted stock units ("CSC RSUs"), including performance-based restricted stock units, relating to CSC common stock granted under the 2011 Omnibus Incentive Plan, the 2007 Employee Incentive Plan and the 2010 Non-Employee Director Incentive Plan

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the “CSC Equity Incentive Plans”) held by CSC employees and non-employee directors were converted into an adjusted award relating to DXC common shares subject to the same terms and conditions after the HPES Merger as the terms and conditions applicable to such awards prior to the HPES Merger.

Under the terms of the CSC Equity Incentive Plans and the individual award agreements, all unvested equity incentive awards, including all stock options and CSC RSUs held by all participants under the plans, including its named executive officers and directors, are subject to accelerated vesting in whole or in part upon the occurrence of a change in control or upon the participant’s termination of employment on or after the occurrence of a change in control under certain circumstances ("CIC events"). As a result of CIC events triggered by the HPES Merger, approximately 3.6 million of unvested awards vested on April 1, 2017, and as a result, $26 million of incremental stock compensation expense was recognized. CSC options granted in fiscal 2017 vested 33% upon the HPES Merger and the remaining 67% were converted into DXC RSUs based on the accounting value of the options. These RSUs will vest on the second and third anniversaries of the original option grant date. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES employees prior to the HPES Merger, outstanding options (vested and unvested) and unvested RSU awards were converted upon the HPES Merger into economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the HPES Merger.

In March 2017, prior to the HPES Merger, the board of directors and shareholders of HPES approved DXC’s 2017 Omnibus Incentive Plan (the “DXC Employee Equity Plan”), DXC’s 2017 Non-Employee Director Incentive Plan (the “DXC Director Equity Plan”) and DXC’s 2017 Share Purchase Plan (“DXC Share Purchase Plan”). The terms of the DXC Employee Equity Plan and DXC Director Equity Plans are substantially similar to the terms of the CSC Equity Incentive Plans. The former allows DXC to grant stock options (including incentive stock options), stock appreciation rights, restricted stock, RSUs and PSUs, and cash awards intended to qualify for the performance-based compensation exemption to the $1 million deduction limit under Section 162(m) of the Internal Revenue Code (collectively the "Awards"). Awards are typically subject to vesting over the 3-year period following the grant date. Vested stock options are generally exercisable for a term of 10 years from the grant date. All of DXC’s employees are eligible for awards under the plan. The Company issues authorized but previously unissued shares upon the granting of stock options and the settlement of RSUs and PSUs.

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 1,474 shares purchased under this plan during fiscal 2018.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2018
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	22,302,423
DXC Director Equity Plan	230,000	123,634
DXC Share Purchase Plan	250,000	248,526
Total	34,680,000	22,674,583

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized share-based compensation expense for fiscal 2018, 2017 and 2016 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Total share-based compensation cost	$93	$75	$46
Related income tax benefit	$21	$25	$17
Total intrinsic value of options exercised	$136	$73	$46
Tax benefits from exercised stock options and awards	$84	$34	$62
The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average fair values of stock options granted during fiscal 2017 and 2016 were $13.00 and $9.00 per share, respectively. There were no stock options granted during fiscal 2018. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Years Ended
	March 31, 2017	April 1, 2016
Risk-free interest rate	1.60%	1.81%
Expected volatility	29%	31%
Expected term (in years)	6.09	6.23
Dividend yield	1.56%	1.39%

As a result of the NPS Separation in the third quarter fiscal 2016, most stock awards issued by the Company were modified, including acceleration of vesting of certain awards and the issuance of new CSRA awards under the basket method, whereby awards granted prior to fiscal 2016 in CSC equity were converted into two awards: an award in an adjusted CSC equity award and a CSRA equity award. In the case of stock options, the number of options and the exercise price were adjusted for the impact of the Separation. The conversions were structured to generally preserve the intrinsic value of the awards immediately prior to the Separation. There was no incremental stock compensation expense recognized as a result of the modification of the awards.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 3, 2015	5,556,309	$46.08	5.93	$107
Granted	1,052,129	$30.70
Issued due to NPS Separation modification	1,614,465	$28.40
Exercised	(2,372,109)	$19.27		$46
Canceled/Forfeited	(434,578)	$28.59
Expired	(49,595)	$20.87
Outstanding as of April 1, 2016	5,366,621	$24.83	7.06	$51
Granted	2,450,976	$50.91
Exercised	(2,544,955)	$21.84		$73
Canceled/Forfeited	(448,505)	$36.94
Expired	(56,741)	$14.36
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
Granted	—	$—
HPE options converted to DXC options at HPES Merger	2,654,970	$46.56
CSC options converted to RSUs due to HPES Merger	(1,521,519)	$51.00
Exercised	(2,916,045)	$40.39		$136
Canceled/Forfeited	(14,890)	$69.52
Expired	(36,411)	$36.69
Outstanding as of March 31, 2018	2,933,501	$37.62	5.24	$185
Vested and expected to vest in the future as of March 31, 2018	2,930,263	$37.60	5.24	$184
Exercisable as of March 31, 2018	2,905,801	$37.43	5.23	$183

	As of March 31, 2018
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$10.35 - $29.70	748,574	$21.74	4.05	748,574	$21.74
$30.31 - $48.46	1,421,166	$36.57	5.33	1,421,166	$36.57
$49.24 - 86.17	763,761	$55.13	6.26	736,061	$55.03
	2,933,501			2,905,801

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of stock options vested during fiscal 2018, 2017 and 2016 was $22 million, $8 million and $13 million, respectively. The cash received from stock options exercised during fiscal 2018, 2017 and 2016 was $98 million, $54 million and $82 million, respectively.

As of March 31, 2018, there was $1 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.18 years.

Restricted Stock Units

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

The Company also grants PSUs, which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for accelerated vesting of 25% of the shares granted after each of the first and second fiscal years if certain of the Company's performance targets are met early, and are subject to final vesting based on the participant's continued employment through the end of the three-year performance period. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares originally granted.

Information concerning RSUs (including PSUs) granted under the stock incentive plans, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 3, 2015	2,579,675	$48.70
Granted	3,234,197	$27.97
Issued due to NPS Separation modification	419,160	$29.95
Settled	(1,783,664)	$28.87
Canceled/Forfeited	(851,369)	$40.97
Outstanding as of April 1, 2016	3,597,999	$29.25
Granted	1,150,185	$47.70
Settled	(602,467)	$27.29
Canceled/Forfeited	(434,732)	$32.86
Outstanding as of March 31, 2017	3,710,985	$34.86
Granted	1,828,667	$82.34
HPE RSUs converted to DXC RSUs due to HPES Merger	95,816	$69.34
Options converted to RSUs due to HPES Merger	609,416	$32.58
Settled	(1,934,446)	$35.93
Canceled/Forfeited	(324,822)	$59.34
Outstanding as of March 31, 2018	3,985,616	$54.61

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, there was $136 million of unrecognized compensation expense related to unvested RSUs and PSUs, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2 years.

Non-employee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other share-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of March 31, 2018, 123,634 shares of DXC common stock remained available for the grant of future RSUs or other share-based incentives to nonemployee directors.

RSU awards to non-employee directors are granted at a price of $0. For RSU awards granted in fiscal 2014 and thereafter, RSUs vest and settle at the earlier of (i) the one-year anniversary of the grant date, or (ii) the date of the Company's first Annual Meeting of the Stockholders held after the grant date. Alternatively, settlement of the RSU may be deferred per election of the non-employee director. For awards granted in fiscal 2013 and prior, vested RSUs were automatically settled for shares of DXC common stock and dividend equivalents when the non-employee director ceases to be a director of the Company. At the holder’s election, the RSUs may be settled (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 3, 2015	143,986	$30.02
Granted	65,188	$31.75
Settled	(107,878)	$33.11
Canceled/Forfeited	(12,250)	$33.96
Outstanding as of April 1, 2016	89,046	$27.00
Granted	33,600	$47.35
Settled	(32,080)	$28.58
Canceled/Forfeited	(4,800)	$30.31
Outstanding as of March 31, 2017	85,766	$34.19
Granted	22,900	$84.40
Settled	(39,980)	$45.25
Canceled/Forfeited	(2,300)	$85.35
Outstanding as of March 31, 2018	66,386	$43.08

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Cash paid for:
Interest	$288	$103	$124
Taxes on income, net of refunds	$376	$63	$65

Non-cash activities:
Operating:
Prepaid assets acquired under long-term financing	$209	$—	$—
Investing:
Capital expenditures in accounts payable and accrued expenses	$46	$43	$42
Capital expenditures through capital lease obligations	$664	$52	$47
Assets acquired under long-term financing	$238	$87	$1
Financing:
Dividends declared but not yet paid	$51	$20	$19
Stock issued for the acquisition of HPES	$9,850	$—	$—

Settlement of SEC Investigation

During fiscal 2016, CSC's previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. The penalty is reflected within net cash provided by operating activities in the statement of cash flows for the fiscal year ended April 1, 2016.

Note 17 - Other Income/ Expense, Net

The following table summarizes components of other income, net:

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Foreign currency gain	$(71)	$(8)	$(1)
Other gain	(11)	(2)	(8)
Totals	$(82)	$(10)	$(9)

Foreign currency gain resulted from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program. Other gain during fiscal 2018 consists of investment income and during fiscal 2016 primarily included a $6 million gain on sale of certain assets.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Segment and Geographic Information

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

As a result of the HPES Merger, the HPES legacy reportable segments were combined with GBS and GIS, and the HPES U.S. public sector business, USPS, is now a separate operating segment. DXC's operating segments are the same as its reportable segments: GBS, GIS, and USPS. In addition, DXC management changed its primary segment performance measure to segment profit from the previously used consolidated segment operating income. Prior periods presented have been restated to reflect this change. The accounting policies of the reportable segments are the same as those described in Note 1 - “Summary of Significant Accounting Policies.”

Global Business Services

GBS provides innovative technology solutions that help its clients address key business challenges and accelerate digital transformations tailored to each client’s industry and specific objectives. GBS offerings include:

•
Enterprise, Cloud Applications and Consulting. GBS provides industry, business process systems integration and technical delivery experience to maximize value from enterprise application portfolios. GBS also helps clients accelerate their digital transformations and business results with industry, business, technology and complex integration services.

•	Application Services. GBS's comprehensive services helps clients modernize, develop, test and manage their applications.

•	Analytics. GBS's portfolio of analytics services and robust partner ecosystem helps clients gain rapid insights and accelerate their digital transformation journeys.

•	Business Process Services. GBS provides seamless digital integration and optimization of front and back office processes, including its Agile Process Automation approach.

•
Industry Software and Solutions. GBS's industry-specific solutions enable businesses to quickly integrate technology, transform their operations and develop new ways of doing business. GBS's vertical-specific IP includes insurance, healthcare and life sciences, travel and transportation, and banking and capital markets solutions.

Global Infrastructure Services

GIS provides a portfolio of offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for clients. GIS offerings include:

•	Cloud and Platform Services. GIS helps clients maximize their private cloud, public cloud and legacy infrastructures, as well as securely manage their hybrid environments.

•	Workplace and Mobility. GIS's workplace, mobility and Internet of Things ("IoT") services provides a consumer-like experience with enterprise security and instant connectivity for its clients.

•	Security. GIS's security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States Public Sector

USPS delivers IT services and business solutions to all levels of government in the United States. USPS’s enterprise-based offerings and solutions for its U.S. government customers include:

•
Cloud, Platform and IT Outsourcing ("ITO Services"). Through USPS's cloud, platform and ITO solutions, USPS is able to help its public sector clients transform to hybrid infrastructure and bridge private and public cloud environments into their legacy infrastructure.

•
Enterprise and Cloud Applications. USPS's applications services and program excellence solutions for its U.S. government customers covers four areas: application modernization and transformation; application development; testing and digital assurance; and application management.

•	Enterprise Security. USPS's enterprise security solutions include building security infrastructures into the fabric of U.S. government agencies’ digital enterprises.

•
Mobility and Workplace. USPS offers, through three primary focus areas, a full range of services for converged mobility and workplace management: (i) Mobile Enterprise Services allows clients to manage their mobile environment as a service with solutions for procurement, provisioning, refresh, proactive Enterprise Mobility Management (“EMM”), hardware and software support, security, and business usage analytics; (ii) Virtual Desktop and Application Services untethers data and desktop applications from physical user devices to give workforces and partners secure access to desktops, applications, and data from any device, anywhere; and (iii) Workplace Device Services transforms traditional workplace environments to deliver a comprehensive, secure, flexible and configurable environment that provides lightweight management of desktops, laptops and mobile.

•
Analytics. USPS offers a complete portfolio of analytics services such as analytics platforms, information governance, artificial intelligence and advisory services, to rapidly provide insights and accelerate its public sector customers’ digital transformation.

On October 11, 2017, DXC announced its plan to spin off its USPS business. See Note 1 - "Summary of Significant Accounting Policies."

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Measures

The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	USPS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2018
Revenues	$9,254	$12,479	$2,823	$24,556	$—	$24,556
Segment Profit	$1,563	$1,699	$417	$3,679	$(180)	$3,499
Depreciation and amortization (1)	$99	$1,082	$99	$1,280	$93	$1,373

Fiscal Year Ended March 31, 2017
Revenues	$4,173	$3,434	$—	$7,607	$—	$7,607
Segment Profit	$492	$306	$—	$798	$(180)	$618
Depreciation and amortization (1)	$107	$399	$—	$506	$64	$570

Fiscal Year Ended April 1, 2016
Revenues	$3,637	$3,469	$—	$7,106	$—	$7,106
Segment Profit	$417	$239	$—	$656	$(251)	$405
Depreciation and amortization (1)	$124	$491	$—	$615	$43	$658

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $591 million, $77 million, and $0 million for fiscal 2018, 2017, and 2016, respectively.

Reconciliation of Reportable Segment Profit to Consolidation

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less segment cost of services, selling, general and administrative, and depreciation and amortization (excluding amortization of acquired intangible assets). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction and integration-related costs, amortization of acquired intangible assets and debt extinguishment costs.

	Fiscal Years Ended
(in millions)	March 31, 2018	March 31, 2017	April 1, 2016
Profit
Total profit for reportable segments	$3,679	$798	$656
All other loss	(180)	(180)	(251)
Interest income	89	35	38
Interest expense	(335)	(117)	(123)
Restructuring costs	(803)	(238)	(23)
Pension and OPEB actuarial and settlement gains	220	(87)	(99)
Amortization of acquired intangible assets	(591)	(77)	—
Transaction and integration-related costs	(408)	(308)	(93)
Debt extinguishment costs	—	—	(95)
Income (loss) from continuing operations, before taxes	$1,671	$(174)	$10

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Revenues by country are based on the location of the selling business unit. Property and equipment and total assets information is based on the physical location of the assets. Geographic revenues, property and equipment and total assets were as follows:

	Fiscal Year Ended March 31, 2018
(in millions)	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$10,838	$3,392	$1,694	$5,409	$3,223	$24,556
Property and Equipment, net	$1,553	$535	$191	$465	$902	$3,646
Total Assets	$16,986	$9,756	$591	$4,726	$1,862	$33,921

	Fiscal Year Ended March 31, 2017
	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$2,986	$1,482	$921	$1,594	$624	$7,607
Property and Equipment, net	$389	$235	$58	$134	$87	$903
Total Assets	$4,925	$1,019	$978	$358	$1,383	$8,663

	Fiscal Year Ended April 1, 2016
	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$3,057	$1,570	$483	$1,474	$522	$7,106
Property and Equipment, net	$466	$244	$63	$157	$95	$1,025
Total Assets	$3,330	$1,053	$703	$1,580	$1,070	$7,736

No single customer exceeded 10% of the Company’s revenues during fiscal 2018, fiscal 2017 or fiscal 2016.

Note 19 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $803 million, $238 million and $23 million for fiscal 2018, 2017 and 2016, respectively. The costs recorded during fiscal 2018 were largely the result of implementing the Fiscal 2018 Plan, as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2018	March 31, 2017
Accrued expenses and other current liabilities	$371	$171
Other long-term liabilities	156	6
Total	$527	$177

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Restructuring Plans

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program.

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Total costs incurred to date under the Fiscal 2017 Plan total $216 million, comprising $207 million in employee severance and $9 million of facilities costs.

Fiscal 2016 Plan

In September 2015, the Company initiated a restructuring plan to optimize utilization of facilities and right-size overhead organizations as a result of CSC's separation of its former NPS segment (the "Fiscal 2016 Plan"). No additional costs are expected to be expensed under this plan. Total costs incurred to date under the Fiscal 2016 Plan total $57 million, comprising $24 million in employee severance and $33 million of facilities costs.

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

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2017	Acquired Balance as of April 1, 2017	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of March 31, 2018
Fiscal 2018 Plans
Workforce Reductions	$—	n/a	$626	$(10)	$(368)	$10	$258
Facilities Costs	—	n/a	214	(4)	(108)	2	104
Total	$—	n/a	$840	$(14)	$(476)	$12	$362

Fiscal 2017 Plan
Workforce Reductions	$155	n/a	$(32)	$(2)	$(112)	$10	$19
Facilities Costs	6	n/a	—	—	(5)	2	3
Total	$161	n/a	$(32)	$(2)	$(117)	$12	$22

Fiscal 2016 Plan
Workforce Reductions	$8	n/a	$(2)	$1	$(4)	$—	$3
Facilities Costs	5	n/a	—	—	(3)	—	2
Total	$13	n/a	$(2)	$1	$(7)	$—	$5

Fiscal 2015 Plan
Workforce Reductions	$3	n/a	$—	$—	$(2)	$—	$1
Facilities Costs	—	n/a	—	—	—	—	—
Total	$3	n/a	$—	$—	$(2)	$—	$1

Acquired Liabilities
Workforce Reductions	n/a	$256	$—	$(2)	$(153)	$9	$110
Facilities Costs	n/a	70	(3)	(3)	(37)	—	27
Total	n/a	$326	$(3)	$(5)	$(190)	$9	$137

(1) Costs expensed, net of reversals include $34 million, $3 million, and $3 million of costs reversed from the Fiscal 2017 Plan,
Fiscal 2016 Plan and Acquired liabilities, respectively.
(2) Pension benefit augmentations recorded as a pension liability and asset impairment.
(3) Foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Restructuring Liability as of April 1, 2016	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of March 31, 2017
Fiscal 2017 Plan
Workforce Reductions	$—	$239	$(6)	$(79)	$1	$155
Facilities Costs	—	9	—	(3)	—	6
Total	$—	$248	$(6)	$(82)	$1	$161

Fiscal 2016 Plan
Workforce Reductions	$29	$(3)	$—	$(17)	$(1)	$8
Facilities Costs	30	(4)	—	(20)	(1)	5
Total	$59	$(7)	$—	$(37)	$(2)	$13

Fiscal 2015 Plan
Workforce Reductions	$29	$(3)	$—	$(22)	$(1)	$3
Facilities Costs	—	—	—	—	—	—
Total	$29	$(3)	$—	$(22)	$(1)	$3

(1) Costs expensed, net of reversals include $7 million and $3 million of costs reversed from the Fiscal 2016 Plan and Fiscal 2015 Plan, respectively.
(2) Pension benefit augmentations recorded as a pension liability.
(3) Foreign currency translation adjustments.

Note 20 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only through payment of penalties. Lease payments are typically based upon the period of the lease but may include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms. Most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $841 million, $146 million and $152 million, for the fiscal years ended March 31, 2018, March 31, 2017 and April 1, 2016, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2018, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
2019	$374	$331
2020	281	242
2021	225	80
2022	234	7
2023	146	1
Thereafter	763	—
Minimum fixed rentals	2,023	661
Less: Sublease rental income	(187)	—
Totals	$1,836	$661

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2018 were as follows:

Fiscal year	Minimum Purchase Commitment (1)
(in millions)
2019	$1,946
2020	1,913
2021	390
2022	237
2023	202
Thereafter	54
Total	$4,742

(1) A significant portion of the minimum purchase commitments in fiscal 2019 and 2020 relate to the amounts committed under the HPE preferred vendor agreements.

In the normal course of business, the Company may provide certain clients with financial performance guarantees, and at times performance letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2018:

(in millions)	Fiscal 2019	Fiscal 2020	Fiscal 2021 and Thereafter	Totals
Surety bonds	$308	$19	$18	$345
Letters of credit	170	41	313	524
Stand-by letters of credit	13	16	7	36
Totals	$491	$76	$338	$905

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights, including rights in patents (with or without geographic limitations), copyrights, trademarks and trade secrets. DXC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements, and the related legal and internal costs of those licensees. The Company maintains the right, at its own cost, to modify or replace software in order to eliminate any infringement. The Company has not incurred any significant costs related to licensee software indemnification.

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

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. On August 10, 2017, the Court granted in part and denied in part the motions to dismiss, allowing the remaining causes of action to proceed. On January 9, 2018, the Company answered the complaints, and asserted a counterclaim against the State of New York on a theory of contribution and indemnification. On January 30, 2018, the State of New York filed a motion to dismiss the Company’s counterclaim. The motion is fully briefed and under consideration by the Court. The Parties participated in a non-binding mediation on November 29, 2017, and settlement discussions are continuing. Commencement of discovery has been deferred by the parties pending settlement negotiations. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

Washington, DC Navy Yard Litigation: In December 2013, a wrongful death action was filed in U.S. District Court for the Middle District of Florida against HP Enterprise Services, LLC, now known as Enterprise Services, LLC (“ES”) and others

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in connection with the September 2013 Washington, DC Navy Yard shooting that resulted in the deaths of 12 individuals. The perpetrator was an employee of The Experts, ES’s now terminated subcontractor on ES’s IT services contract with the U.S. Navy (a contract served by USPS). A total of 15 lawsuits arising out of the shooting have been filed. All have been consolidated in the U.S. District Court for the District of Columbia. ES filed motions to dismiss, which the Court has granted in part and denied in part. Fact discovery is closed. The parties are exploring settlement avenues.

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

On December 17, 2015, CSC entered into a settlement agreement with the majority of the former equityholders of SMI, as well as with SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, CSC received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general and

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative costs in CSC’s statements of operations for the fiscal year ended March 31, 2016. On February 20, 2017, CSC, SRS and the former equityholders of SMI who remain named defendants entered into a partial settlement agreement by which CSC received payment of some of the funds remaining in escrow.

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

Law enforcement officials in Australia have brought bribery-related charges against the two former CBA employees. One of these has since pled guilty, and in 2016 received a sentence of imprisonment. In 2016, the United States Attorney’s Office for the Central District of California announced similar criminal charges against this same CBA employee for securities fraud and wire fraud. In April 2018 the other former CBA employee was committed to stand trial in the Australian criminal courts. The Company is cooperating with and assisting the Australian and U.S. authorities in their investigations.

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

Cisco Systems Inc. and Cisco Systems Capital Corporation v. Hewlett-Packard Co.: On August 24, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action against Hewlett Packard Co., now known as HP Inc. ("HP") in California Superior Court, Santa Clara County, for declaratory judgment and breach of contract in connection with a contract to utilize Cisco products and services, and to finance the services through Cisco Capital. HP terminated the contract, and the parties dispute the calculation of the proper cancellation credit. On December 18, 2015, Cisco filed an amended complaint that abandoned the claim for breach of contract set forth in the original complaint, and asserted a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP answered the complaint and filed a counterclaim for breach of contract and declaratory judgment. A court-ordered mediation took place on August 30, 2017, and a second on February 13, 2018, but no resolution was achieved. Discovery is completed, and the trial is scheduled to begin on June 11, 2018. DXC is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and HPE and the subsequent Separation and Distribution Agreement between HPE and DXC.

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10,

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. On March 2, 2018, the Texas court denied the venue transfer motion. The pending vacatur motion was accordingly transferred to the Texas court, and a new memorandum of law in support of the motion was filed in that jurisdiction on March 30, 2018. According to the briefing schedule set by the Court, the motion will be fully submitted by May 29, 2018.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by opt-in plaintiffs who signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration. Accordingly, the Court has stayed the entire action pending arbitration, and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the Court held that a collective arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that collective arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has initiated the process to select an arbitrator to handle a collective arbitration in San Francisco, California. Pursuant to the contract, however, mediation is a precondition to arbitration, and details of such mediation are still under negotiation.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company’s related internal investigation is continuing, and the Company has undertaken to cooperate with and provide a full report of its findings to OFAC when completed.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counterparties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. DXC consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

Note 21 - Subsequent Events

No events, other than those described in these notes, have occurred that would require recognition or disclosure in the consolidated financial statements.

COMPUTER SCIENCES CORPORATION

ITEM 8. Supplementary Data

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2018
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,913	$6,163	$6,186	$6,294
Costs of services (excludes depreciation and amortization and restructuring costs)	4,788	4,312	4,521	4,323
Gross profit	$1,125	$1,851	$1,665	$1,971
Restructuring costs	$190	$192	$213	$208
Income from continuing operations before taxes	$185	$387	$438	$661
Income from continuing operations, net of taxes	$173	$265	$779	$565
Net income attributable to DXC common shareholders	$159	$256	$776	$560

Earnings per common share(1)
Basic	$0.56	$0.90	$2.72	$1.96
Diluted	$0.55	$0.88	$2.68	$1.93

Cash dividend per common share	$0.18	$0.18	$0.18	$0.18

	Fiscal 2017
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,930	$1,871	$1,917	$1,889
Costs of services (excludes depreciation and amortization and restructuring costs)	1,421	1,363	1,347	1,414
Gross profit	$509	$508	$570	$475
Restructuring costs	$57	$25	$3	$153
Income (loss) from continuing operations before taxes	$(36)	$(1)	$50	$(187)
Income (loss) from continuing operations, net of taxes	$(20)	$21	$37	$(138)
Net income (loss) attributable to CSC common shareholders	$(21)	$15	$31	$(148)

(Loss) earnings per common share(1)
Basic	$(0.15)	$0.11	$0.22	$(1.05)
Diluted	$(0.15)	$0.10	$0.21	$(1.05)

Cash dividend per common share	$0.14	$0.14	$0.14	$0.14

(1)
Quarterly EPS amounts may not total to the full-year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full-year weighted average shares for the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report to ensure that information required to be disclosed by us in the SEC reports (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that DXC's disclosure controls and procedures were effective as of the end of the period covered by this report and that our financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and receipts and expenditures are being made only in accordance with authorization of management and the directors of DXC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 60 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended March 31, 2018 of the Company and our report dated May 29, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia
May 29, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive offers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors”, "Section 16(a) Beneficial Ownership Reporting Compliance", “Corporate Governance”, and “Additional Information-Business for 2019 Annual Meeting" in our 2018 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2018, and such information is incorporated herein by reference.

We have a written Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer and every other officer and employee of DXC. Our Code of Business Conduct is available on our website, www.dxc.technology, under the heading Leadership and Governance. If any amendment to, or a waiver from, a provision of the Code Business Conduct is made, we intend to disclose such information on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2018 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2018. See Note 15 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,985,503	15.80	22,426,057
Equity compensation plans not approved by security holders	—	—	—
Total	6,985,503	15.80	22,426,057

Other information required by this Item will appear in the 2018 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2018 Proxy Statement under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2018 Proxy Statement under the heading "Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2019-Fees" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report. See the index on page 59.

(2) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017 by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp.,The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed October 13, 2017) (file no. 001-38033))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and restated Bylaws of DXC Technology Company, effective March 31, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated February 7, 2018, between DXC technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.8
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporate by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.13
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology's Form 8-K filed March 15, 2018) (file no. 001-38033))

4.14
Ninth Supplemental Indenture, dated January 22, 2018, between Enterprise Services LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Form 8-K (filed January 23, 2018) (file no. 001-38033))

10.1
Credit Agreement, dated as of October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.2
Amendment No. 1 dated as of April 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.3
Amendment No. 2 dated as of June 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed June 21, 2016) (file no. 001-04850))

10.4
Incremental Assumption Agreement, dated as of June 15, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to Computer Sciences Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.5
Second Incremental Assumption Agreement, dated as of July 25, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (filed herewith)

10.6
Third Incremental Assumption Agreement, dated as of December 30, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (filed herewith)

10.7
Waiver and Amendment No. 3 dated as of February 17, 2017 to the Amended and Restated Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.54 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.8
Fourth Incremental Assumption Agreement, dated as of April 3, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (filed herewith)

10.9
Fifth Incremental Assumption Agreement, dated as of September 27, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (filed herewith)

10.10
Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.11
Guaranty, dated as of July 14, 2017 between DXC Technology Company and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.12
Amendment No. 1 dated as of January 23, 2018 to the Master Accounts Receivable Purchase Agreement dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd (filed herewith)

10.13
Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc. (now known as DXC Technology Company), the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent. (incorporated by reference to Exhibit 10.1 to Hewlett Packard Enterprise Co's Form 8-K (filed December 22, 2016) (file no. 001-37483))

10.14
Amendment No. 1 dated March 3, 2017 to the Term Loan Agreement dated as of December 16, 2016, by and among Everett SpinCo, Inc. (now known as DXC Technology Company), the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (filed herewith)

10.15
Credit Agreement, dated as of December 16, 2015, by and among CSC Computer Sciences UK Holdings Limited, as Borrower, Computer Sciences Corporation, the lenders from time to time party thereto, as Lenders, Lloyds Bank PLC, as Administrative Agent, Lloyds Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Joint Lead Arrangers, and Mizuho Bank, LTD., as Arranger (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 22, 2015) (file no.001-04850))

10.16
Amendment No. 1 dated April 22, 2016 to the Credit Agreement dated December 16, 2015, among CSC Computer Sciences UK Holdings Limited, as borrower, Computer Sciences Corporation, the lenders party thereto and Lloyds Bank plc, as administrative agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.17
Waiver and Amendment No. 2 dated February 17, 2017 to the Credit Agreement dated December 16, 2015, among CSC Computer Sciences UK Holdings Limited, as borrower, Computer Sciences Corporation, the lenders party thereto and Lloyds Bank plc, as administrative agent (incorporated by reference to Exhibit 10.61 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.18
Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, Computer Sciences Corporation, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2016) (file no. 001-04850))

10.19
Waiver and Amendment No. 2 dated February 17, 2017 to the Syndicated Facility Agreement Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, Computer Sciences Corporation, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.67 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.20
Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and Computer Sciences Corporation, as Guarantor (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed April 7, 2016) (file no.001-04850))

10.21
Second Amendment dated February 17, 2017 to the Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and Computer Sciences Corporation, as Guarantor (incorporated by reference to Exhibit 10.56 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.22
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.23
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (filed herewith)

10.24
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.25
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.26
Performance Guaranty dated as of December 21, 2016, made by Computer Sciences Corporation, as Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the purchasers (incorporated by reference to Exhibit 10.3 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.27
Guarantor Assumption Agreement and Joinder, dated April 3, 2017, to the Performance Guaranty dated as of December 21, 2016, made by Computer Sciences Corporation, as Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the purchasers (filed herewith)

10.28
Term Loan Credit Agreement dated as of May 11, 2018, by and among DXC Technology Company, as Borrower, and Mizuho Bank, Ltd., as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Form 8-K (filed May 17, 2018) (file no. 001-38033))

10.29
Amendment Agreement dated as of December 16, 2015 to Credit Agreement dated December 18, 2013, by and among Computer Sciences Holdings (UK) Ltd., as borrower, Computer Sciences Corporation, and Lloyds Bank plc, as lender and agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file no.001-04850))

10.30*	DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (filed March 31, 2017) (file no.333-217053))
10.31*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))

10.32*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.33*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.34*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.35*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.36*
Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.37*
Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.38*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.39*
Supplemental Performance Based Restricted Stock Unit Award to J. Michael Lawrie dated June 15, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (filed August 9, 2017) (file no. 001-38033))

10.40*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.41*	Employment Agreement with J. Michael Lawrie dated February 7, 2012 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed February 8, 2012) (file no. 001-4850))
10.42*	Amendment to Employment Agreement, effective as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed March 28, 2017) (file no. 001-4850))
10.43*
Amendment to Employment Agreement with J. Michael Lawrie dated April 3, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.44*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.45*	Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21	Significant Active Subsidiaries and Affiliates of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	May 29, 2018	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	Chairman, President and Chief Executive Officer	May 29, 2018
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	May 29, 2018
Paul N. Saleh	(Principal Financial Officer)

/s/ Neil A. Manna	Senior Vice President and Corporate Controller	May 29, 2018
Neil A. Manna	(Principal Accounting Officer)

/s/ Mukesh Aghi	Director	May 29, 2018
Mukesh Aghi

/s/ Amy E. Alving	Director	May 29, 2018
Amy E. Alving

/s/ David Herzog	Director	May 29, 2018
David Herzog

/s/ Sachin Lawande	Director	May 29, 2018
Sachin Lawande

/s/ Julio A. Portalatin	Director	May 29, 2018
Julio A. Portalatin

/s/ Peter Rutland	Director	May 29, 2018
Peter Rutland

/s/ Manoj P. Singh	Director	May 29, 2018
Manoj P. Singh

/s/ Robert F. Woods	Director	May 29, 2018
Robert F. Woods

/s/ Mary Louise Krakauer	Director	May 29, 2018
Mary Louise Krakauer