Form 10-Q
period 2018-06-30
DXC Technology Co
filed 2018-08-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

281,160,730 shares of common stock, par value $0.01 per share, were outstanding on July 31, 2018.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2018	June 30, 2017

Revenues	$5,282	$5,236

Costs of services (excludes depreciation and amortization and restructuring costs)	3,867	4,309
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	440	393
Depreciation and amortization	471	342
Restructuring costs	185	187
Interest expense	85	74
Interest income	(32)	(16)
Other income, net	(94)	(144)
Total costs and expenses	4,922	5,145

Income from continuing operations before income taxes	360	91
Income tax expense (benefit)	129	(17)
Income from continuing operations	231	108
Income from discontinued operations, net of taxes	35	65
Net income	266	173
Less: net income attributable to non-controlling interest, net of tax	7	14
Net income attributable to DXC common stockholders	$259	$159

Income per common share:
Basic:
Continuing operations	$0.79	$0.33
Discontinued operations	0.12	0.23
	$0.91	$0.56
Diluted:
Continuing operations	$0.78	$0.33
Discontinued operations	0.12	0.22
	$0.90	$0.55

Cash dividend per common share	$0.19	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017

Net income	$266	$173
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $0 and $3	(342)	154
Cash flow hedges adjustments, net of tax benefit of $7 and $0	(32)	(3)
Available-for-sale securities, net of tax expense of $0 and $0	(1)	—
Pension and other post-retirement benefit plans, net of tax:
Prior service credit, net of tax expense of $0 and $0	—	(4)
Amortization of prior service cost, net of tax benefit of $0 and $0	(1)	—
Pension and other post-retirement benefit plans, net of tax	(1)	(4)
Other comprehensive (loss) income, net of taxes	(376)	147
Comprehensive (loss) income	(110)	320
Less: comprehensive (loss) income attributable to non-controlling interest	1	(8)
Comprehensive (loss) income attributable to DXC common stockholders	$(111)	$328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,579	$2,593
Receivables and contract assets, net of allowance for doubtful accounts of $49 and $40	5,271	5,481
Prepaid expenses	577	496
Other current assets	389	469
Assets of discontinued operations	—	581
Total current assets	8,816	9,620

Intangible assets, net of accumulated amortization of $3,570 and $3,369	6,899	7,179
Goodwill	7,451	7,619
Deferred income taxes, net	332	373
Property and equipment, net of accumulated depreciation of $3,545 and $3,686	3,349	3,363
Other assets	2,279	2,404
Assets of discontinued operations - non-current	—	3,363
Total Assets	$29,126	$33,921

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	2,307	1,918
Accounts payable	1,326	1,513
Accrued payroll and related costs	755	744
Accrued expenses and other current liabilities	3,288	3,120
Deferred revenue and advance contract payments	1,530	1,641
Income taxes payable	108	127
Liabilities of discontinued operations	—	789
Total current liabilities	9,314	9,852

Long-term debt, net of current maturities	4,747	6,092
Non-current deferred revenue	351	795
Non-current income tax liabilities and deferred tax liabilities	1,182	1,166
Other long-term liabilities	1,718	1,723
Liabilities of discontinued operations - long-term	—	456
Total Liabilities	17,312	20,084

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of June 30, 2018 and March 31, 2018	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 282,828,883 issued as of June 30, 2018 and 286,393,147 issued as of March 31, 2018	3	3
Additional paid-in capital	11,868	12,210
Retained earnings	—	1,301
Accumulated other comprehensive (loss) income	(312)	58
Treasury stock, at cost, 1,035,042 and 1,016,947 shares as of June 30, 2018 and March 31, 2017	(87)	(85)
Total DXC stockholders’ equity	11,472	13,487
Non-controlling interest in subsidiaries	342	350
Total Equity	11,814	13,837
Total Liabilities and Equity	$29,126	$33,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$266	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509	363
Share-based compensation	22	40
Gain on dispositions	(46)	(4)
Unrealized foreign currency exchange gains	(16)	(132)
Other non-cash charges, net	12	17
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(196)	(42)
(Decrease) increase in liabilities	(78)	104
Net cash provided by operating activities	473	519

Cash flows from investing activities:
Purchases of property and equipment	(79)	(69)
Payments for transition and transformation contract costs	(92)	(23)
Software purchased and developed	(49)	(47)
Cash acquired through Merger	—	974
Payments for acquisitions, net of cash acquired	(43)	—
Business dispositions	(65)	—
Deferred purchase price receivable	33	15
Proceeds from sale of assets	19	9
Other investing activities, net	(8)	15
Net cash (used in) provided by investing activities	(284)	874

Cash flows from financing activities:
Borrowings of commercial paper	633	611
Repayments of commercial paper	(633)	(553)
Borrowings on long-term debt, net of discount	483	—
Principal payments on long-term debt	(1,278)	(27)
Payments on capital leases and borrowings for asset financing	(259)	(124)
Borrowings for USPS spin transaction	1,114	—
Proceeds from stock options and other common stock transactions	9	25
Taxes paid related to net share settlements of share-based compensation awards	(1)	(62)
Repurchase of common stock	(314)	(14)
Dividend payments	(51)	(20)
Other financing activities, net	(3)	(4)
Net cash used in financing activities	(300)	(168)
Effect of exchange rate changes on cash and cash equivalents	(39)	29
Net (decrease) increase in cash and cash equivalents	(150)	1,254
Cash and cash equivalents at beginning of year	2,729	1,268
Cash and cash equivalents at end of period	$2,579	$2,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (2)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114	—	—	114	—	114
Net Income				259			259	7	266
Other comprehensive loss					(370)		(370)	(6)	(376)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(2)	(2)		(2)
Share repurchase program	(3,779)		(193)	(131)			(324)		(324)
Stock option exercises and other common stock transactions	215		6				6		6
Dividends declared				(55)			(55)		(55)
Non-controlling interest distributions and other				3			3	(9)	(6)
Divestiture of USPS			(177)	(1,491)	—		(1,668)	—	(1,668)
Balance at June 30, 2018	282,829	$3	$11,868	$—	$(312)	$(87)	$11,472	$342	$11,814

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(1)	141,741	2	9,848				9,850	61	9,911
Net income				159			159	14	173
Other comprehensive income					169		169	(22)	147
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(53)	(53)		(53)
Share repurchase program	(250)		(10)	(9)			(19)		(19)
Stock option exercises and other common stock transactions	2,526		25				25		25
Dividends declared				(54)			(54)		(54)
Non-controlling interest distributions and other							—	9	9
Balance at June 30, 2017	285,316	$3	$12,122	$(74)	$7	$(53)	$12,005	$340	$12,345

(1) See Note 3 - "Acquisitions"
(2) 1,035,042 treasury shares as of June 30, 2018

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “Financial Statements,” (ii) the Condensed Consolidated Statements of Operations as the “Statements of Operations,” (iii) the Condensed Consolidated Statement of Comprehensive (Loss) Income as the "Statements of Comprehensive Income," (iv) the Condensed Consolidated Balance Sheets as the “Balance Sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “Statements of Cash Flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive income attributable to non-controlling interests are presented separately in the statements of comprehensive income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018 ("fiscal 2018").

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires the Company's management to make estimates and assumptions that affect amounts reported in the financial statements. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. In the opinion of the Company's management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Separation of USPS

On May 31, 2018, DXC completed the separation of its U.S. Public Sector business ("USPS") (the "Separation"), and combination with Vencore Holding Corp. ("Vencore") and KeyPoint Government Solutions ("Keypoint") (the "Mergers") to form Perspecta Inc. ("Perspecta"), an independent public company (collectively, the "USPS Separation and Mergers"). Under the terms of the separation agreements, on May 31, 2018, stockholders who held DXC common stock at the close of business on May 25, 2018 (the “Record Date”), received a distribution of one share of Perspecta common stock for every two shares of DXC common stock held as of the Record Date (the "Distribution"). See Note 4 - "Divestitures" for more information.

As a result of the Separation, the statements of operations, balance sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented. In addition, the Company no longer includes USPS as a reportable segment. DXC now has two reportable segments, Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

Revenue Recognition

Effective April 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Refer to Note 2 - “Recent Accounting Pronouncements” and Note 12 - “Revenue” for further discussion of the impact of adoption and other required disclosures. The Company’s accounting policy related to the new revenue standard is summarized below.

The Company's primary service offerings are information technology outsourcing, other professional services, or a combination thereof. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

DXC determines revenue recognition through the five-step model as follows:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

DXC's IT outsourcing arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements are recognized over time based upon the level of services delivered in the distinct periods in which they are provided using an input method based on time increments. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the client's operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

For contracts with multiple performance obligations, DXC allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price of each distinct good or service in the contract. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.

The transaction price of a contract is determined based on fixed and variable consideration. Variable consideration related to the Company’s IT outsourcing offerings often include volume-based pricing that are allocated to the distinct days of the services to which the variable consideration pertains. However, in certain cases, estimates of variable consideration,

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

including penalties, contingent milestone payments and rebates are necessary. The Company only includes estimates of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the customer and other similar customers, and the facts and circumstances specific to the arrangement.

The Company generally provides its services under time and materials contracts, unit price contracts, fixed-price contracts, and software contracts for which revenue is recognized in the following manner:

Time and materials contracts. Revenue is recognized over time at agreed-upon billing rates when services are provided.

Unit-price contracts. Revenue is recognized over time based on unit metrics multiplied by the agreed upon contract unit price or when services are delivered.

Fixed-price contracts. For certain fixed-price contracts, revenue is recognized over time using a method that measures the extent of progress towards completion of a performance obligation, generally using a cost-input method (referred to as the percentage-of-completion cost-to-cost method). Under the percentage-of-completion cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion. A performance obligation's estimate at completion includes all direct costs such as materials, labor, subcontractor costs, overhead, and a ratable portion of general and administrative costs. If output or input measures are not available or cannot be reasonably estimated, revenue is deferred until progress can be measured and costs are not deferred unless they meet the criteria for capitalization. Under the percentage-of-completion cost-to-cost method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when appropriate. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract.

Software contracts. Certain of DXC's arrangements involve the sale of DXC proprietary software, post contract customer support, and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. Revenue from distinct software licenses is recognized at a point in time when the customer can first use the software license. If significant customization is required, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. Revenue for post contract customer support and other software services is recognized over time as those services are provided.

Practical Expedients and Exemptions

DXC does not adjust the promised amount of consideration for the effects of a significant financing component when the period between when DXC transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

In addition, the Company reports revenue net of any revenue-based taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions, such as sales taxes and value-added taxes.

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable (billed receivables, unbilled receivables and contract assets) and deferred revenue and advance contract payments (contract liabilities) on the Company's balance sheets. In arrangements that contain an element of customized software solutions, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g. monthly) or upon achievement of certain contractual milestones. Generally, billing occurs subsequent to revenue recognition, sometimes resulting in contract assets if the related billing is conditional upon more than just the passage of time. However, the Company sometimes receives advances or deposits from our customers, before revenue is recognized, which results in the generation of contract liabilities. Payment terms vary by type of product or service being

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

provided as well as by customer, although the term between invoicing and when payment is due is generally an insignificant period of time.

Costs to Obtain a Contract

Certain sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The majority of sales commissions are paid based on the achievement of quota-based targets. These costs are deferred and amortized on a straight-line basis over an average period of benefit determined to be five years. The Company determined the period of benefit considering the length of its customer contracts, its technology and other factors. The period of benefit approximates the average stated contract terms, excluding expected future renewals, because sales commissions are paid upon contract renewal in a manner commensurate with the initial commissions. Some commission payments are not capitalized because they are expensed during the fiscal year as the related revenue is recognized. Capitalized sales commissions costs are classified within other assets and amortized in selling, general and administrative expenses.

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation or renewal of an outsourcing contract that generate or enhance resources to be used in satisfying future performance obligations are capitalized when they are deemed recoverable. Judgment is applied to assess whether contract setup costs are capitalizable. Costs that generate or enhance resources often pertain to activities that enhance the capabilities of the services, improve customer experience and establish a more effective and efficient IT environment. The Company recognizes these transition and transformation contract costs as intangible assets, which are amortized over the respective contract life.

Note 2 - Recent Accounting Pronouncements

During the three months ended June 30, 2018, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
May 2014 ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)"	April 1, 2018 Modified-retrospective
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

The Company adopted this standard using the modified retrospective method. The Company has applied the standard to only those contracts that were not completed at the adoption date. The adoption resulted in the following impacts.

The Company recorded a net increase to opening retained earnings, net of income taxes, of approximately $114 million as of April 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of certain sales commissions of approximately $158 million offset by a reduction in income tax assets and liabilities of approximately $40 million. In addition, the Company has recorded a reduction in contract liabilities of approximately $381 million and other current assets and other assets of $385 million, primarily related to the net down of certain long term contract asset and contract liability balances and the change in timing of revenue and costs recognized related to our software contracts.
                                                                    Refer to Note 12 - “Revenue” for further discussion of the impact of adoption and other required disclosures.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

March 2017 ASU 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"	April 1, 2018 Retrospective
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

DXC reclassified in aggregate $57 million of non-service cost components of net periodic pension income expense from "costs of services" and $6 million from "selling, general and administrative," resulting in an increase of $63 million to "other income, net" in the statements of operations for the three months ended June 30, 2017. The service cost component of net periodic pension income remaining in "costs of services" and "selling, general and administrative" is $29 million and $3 million, respectively, for the three months ended June 30, 2017.

August 2016 ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"	April 1, 2018 Retrospective
This update addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. This update must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable

ASU 2016-15 requires the company to classify cash receipts related to its beneficial interests in securitization transactions, which is the deferred purchase price (the “DPP”) recorded in connection with the Company's Receivables Securitization Facility, within investing activities in its statements of cash flows. The Company adopted ASU 2016-15 during the three months ended June 30, 2018 using each month’s transactional activity as the unit of account in determining the portions of transferred trade receivables as operating activities and investing activities. The retrospective adoption of this update resulted in a $15 million decrease in net cash from operating activities and a corresponding increase of $15 million in net cash from investing activities for the three months ended June 30, 2017. The Company intends to evaluate whether a change is necessary in the unit of account used in determining the portions of transferred trade receivables pertaining to operating activities and investing activities to approximate each day’s transactional activity. The Company is unable to estimate the impact of such change for the current period and may revise its presentation of cash receipts related to the DPP in its next Quarterly Report and reflect the change on a retrospective basis to all periods presented, if practicable. See Note 6 - "Sale of Receivables" for more information about the Receivables Securitization Facility.

November 2016 ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force"	April 1, 2018 Retrospective
This update requires that amounts described as restricted cash or restricted cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update must be applied retrospectively.

The retrospective adoption of this update did not have a material impact on the statement of cash flows for the three months ended June 30, 2017.

The following ASUs were recently issued but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
February 2016 ASU 2016-02 "Leases (Topic 842)"	Fiscal 2020
This update is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. Early adoption of this update is permitted. This update must be adopted using a modified retrospective transition at the beginning of the earliest period presented or at the adoption date recognizing a cumulative adjustment to the opening balance of retained earnings in the period of adoption and provides for certain practical expedients.

DXC is currently evaluating the effect the adoption will have on its existing accounting policies and the financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

Other recently issued ASUs effective after June 30, 2018 are not expected to have a material effect on DXC's consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 3 - Acquisitions

Fiscal 2018 Acquisitions

HPES Merger

On April 1, 2017, Computer Sciences Corporation ("CSC"), Hewlett Packard Enterprise Company (“HPE”), Everett SpinCo, Inc. (“Everett”), and New Everett Merger Sub Inc., a wholly-owned subsidiary of Everett (“Merger Sub”), completed the strategic combination of CSC with the Enterprise Services business of HPE to form DXC (the "HPES Merger"). The combination was accomplished through a series of transactions that included the transfer by HPE of its Enterprise Services business, HPES, to Everett, and spin-off by HPE of Everett on March 31, 2017, and the merger of Merger Sub with and into CSC on April 1, 2017. At the time of the HPES Merger, Everett was renamed DXC, and as a result of the HPES Merger, CSC became a direct wholly owned subsidiary of DXC. DXC common stock began regular-way trading on the New York Stock Exchange on April 3, 2017. The strategic combination of the two complementary businesses was to create a versatile global technology services business, well positioned to innovate, compete and serve clients in a rapidly changing marketplace.

The transaction involving HPES and CSC was a reverse merger acquisition, in which DXC was considered the legal acquirer of the business and CSC was considered the accounting acquirer. While purchase consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CSC did not issue any consideration in the HPES Merger. CSC stockholders received one share of DXC common stock for every one share of CSC common stock held immediately prior to the HPES Merger. DXC issued a total of 141,298,797 shares of DXC common stock to CSC stockholders, representing approximately 49.9% of the outstanding shares of DXC common stock immediately following the HPES Merger.

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

Subsequent to the HPES Merger, the Company divested USPS which was acquired in the HPES Merger. See Note 4 - "Divestitures" for additional information about the divestiture of USPS.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 4 - Divestitures

Separation of USPS

On May 31, 2018, DXC completed the USPS Separation and Mergers to form Perspecta, an independent public company.

Implementation of the Separation and DXC's post-Separation relationship with Perspecta is governed by several agreements, including the following:

•	a Separation and Distribution Agreement;

•	an Employee Matters Agreement;

•	a Tax Matters Agreement;

•	an Intellectual Property Matters Agreement;

•	a Transition Services Agreement;

•	a Real Estate Matters Agreement; and,

•	a Non-US Agency Agreement.

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023.

Pursuant to the Separation and Distribution Agreement, immediately prior to the Separation Perspecta made a net cash payment of $984 million to DXC, which reflects transaction consideration of $1,050 million less $66 million in principal amount of debt that was outstanding at a subsidiary of Perspecta. Perspecta financed the payment through borrowings under a new senior secured term loan facility.

J. Michael Lawrie serves as DXC's Chairman and Chief Executive Officer and Paul N. Saleh serves as DXC's Chief Financial Officer. Effective as of the Separation, Mr. Lawrie also serves as Chairman of Perspecta and Mr. Saleh also serves as a Director of Perspecta. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial for the three months ended June 30, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the assets and liabilities distributed as part of the Separation of USPS on May 31, 2018:

As of
(in millions)	May 31, 2018
Assets:
Cash and cash equivalents	$95
Receivables, net	458
Prepaid expenses	82
Other current assets	35
Total current assets of discontinued operations	670
Intangible assets, net	882
Goodwill	2,029
Property and equipment, net	294
Other assets	157
Total non-current assets of discontinued operations	3,362
Total assets	$4,032

Liabilities:
Short-term debt and current maturities of long-term debt	$161
Accounts payable	165
Accrued payroll and related costs	17
Accrued expenses and other current liabilities	358
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	772
Long-term debt, net of current maturities	1,320
Non-current deferred revenue	5
Non-current income tax liabilities and deferred tax liabilities	196
Other long-term liabilities	71
Total long-term liabilities of discontinued operations	1,592
Total liabilities	$2,364

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the assets and liabilities of USPS that have been classified as assets and liabilities of discontinued operations:

As of
(in millions)	March 31, 2018
Assets:
Cash and cash equivalents	$68
Receivables, net	432
Prepaid expenses	75
Other current assets	6
Total current assets of discontinued operations	581
Intangible assets, net	912
Goodwill	2,033
Property and equipment, net	283
Other assets	135
Total non-current assets of discontinued operations	3,363
Total assets	$3,944

Liabilities:
Short-term debt and current maturities of long-term debt	$155
Accounts payable	195
Accrued payroll and related costs	22
Accrued expenses and other current liabilities	346
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	789
Long-term debt, net of current maturities	214
Non-current deferred revenue	7
Non-current income tax liabilities and deferred tax liabilities	163
Other long-term liabilities	72
Total long-term liabilities of discontinued operations	456
Total liabilities	$1,245

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the operating results of USPS which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended
(in millions)	June 30, 2018(1)	June 30, 2017
Revenue	$431	$677

Costs of services	311	536
Selling, general and administrative	50	23
Depreciation and amortization	33	19
Restructuring costs	1	3
Interest expense	8	2
Other income, net	(25)	—
Total costs and expenses	378	583
Total income from discontinued operations, before income taxes	53	94
Income tax expense	18	29
Total income from discontinued operations	$35	$65

(1) Results for the three months ended June 30, 2018 reflect operations through the Separation date of May 31, 2018.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Depreciation	$16	$9
Amortization	$17	$10
Capital expenditures	$(47)	$(44)
Significant operating non-cash items:
Gain on dispositions	$24	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2018	June 30, 2017
Net income attributable to DXC common shareholders:
From continuing operations	$224	$94
From discontinued operations	$35	$65

Common share information:
Weighted average common shares outstanding for basic EPS	284.44	283.83
Dilutive effect of stock options and equity awards	4.86	5.64
Weighted average common shares outstanding for diluted EPS	289.30	289.47

Earnings per share:
Basic
Continuing operations	$0.79	$0.33
Discontinued operations	$0.12	$0.23
Total	$0.91	$0.56

Diluted
Continuing operations	$0.78	$0.33
Discontinued operations	$0.12	$0.22
Total	$0.90	$0.55

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
Stock Options	—	44,324
RSUs	54,961	183,949

Note 6 - Sale of Receivables

Receivables Securitization Facility

The Company has a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2018, the total availability under the Receivables Facility was approximately $203 million. The Receivables Facility terminates on September 14, 2018, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the balance sheets and was $207 million and $233 million as of June 30, 2018 and March 31, 2018, respectively. The fair value of the sold receivables approximated book value due to the short-term nature, and as a result no gain or loss on sale of receivables was recorded.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of and for the Three Months Ended June 30, 2018	As of and for the Three Months Ended June 30, 2017
Beginning balance	$233	$252
Transfers of receivables	529	548
Collections	(522)	(545)
Fair value adjustment	(33)	(13)
Ending balance	$207	$242

Federal Receivables Sales Facility

Since July 14, 2017, the Company has given a parent guaranty in connection with a federal receivables sales facility with certain financial institutions, under which certain subsidiaries of the Company previously sold eligible federal government obligor receivables, including billed and certain unbilled receivables. In connection with the Separation, the sellers and servicers of the receivables sold under the Federal Receivables Sales Facility were divested and, effective May 31, 2018, the parent guaranty was terminated.

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	As of and for the Three Months Ended June 30, 2018
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 7 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 14 - "Pension and Other Benefit Plans" and Note 8 - "Derivative Instruments" for information about the fair value of our pension assets and derivative assets and liabilities, respectively. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	June 30, 2018
Money market funds and money market deposit accounts	$83	$83	$—	$—
Time deposits(1)	80	80	—	—
Other debt securities (2)	55	—	50	5
Deferred purchase price receivable	207	—	—	207
Total assets	$425	$163	$50	$212

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total liabilities	$5	$—	$—	$5

	March 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$84	$84	$—	$—
Time deposits (1)	114	114	—	—
Other debt securities (2)	59	—	53	6
Deferred purchase price receivable	233	—	—	233
Total assets	$490	$198	$53	$239

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total liabilities	$5	$—	$—	$5

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $40 million and $42 million, and unrealized gains of $10 million and $11 million, as of June 30, 2018 and March 31, 2018, respectively.

The fair value of money market funds, money market deposit accounts, and time deposits, reported as cash and cash equivalents, are based on quoted market prices or amounts payable on demand at the reporting date. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. Fair value of the DPP, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, presented in other liabilities, is based on contractually defined targets of financial performance and other considerations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $5.0 billion and $6.0 billion as of June 30, 2018 and March 31, 2018, respectively, as compared with carrying value of $5.0 billion and $5.9 billion as of June 30, 2018 and March 31, 2018, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

The Company is subject to counterparty risk in connection with its derivative instruments, see Note 8 - "Derivative Instruments". With respect to its foreign currency derivatives, as of June 30, 2018 there were six counterparties with concentration of credit risk, and based on gross fair value the maximum amount of loss that the Company could incur is approximately $18 million.

Note 8 - Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. As of June 30, 2018, the Company had interest rate swap agreements with a total notional amount of $244 million.

During the three months ended June 30, 2018, the Company terminated certain interest rate swap agreements which had aggregate notional values of $375 million and fair values of $5 million and derecognized the relative derivative asset. The hedge gain of $5 million will be recognized over the remaining original life of the swap against interest expense in the statements of operations.

As of June 30, 2018, the Company performed both retrospective and prospective hedge effectiveness analyses for these interest rate swaps. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of June 30, 2018, the Company has determined that the hedging relationship was highly effective.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of June 30, 2018 was $478 million, and the related forecasted transactions extend through February 2020.

For the three months ended June 30, 2018 and June 30, 2017, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2018 and June 30, 2017, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2018, $10 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income and net income was not material for three months ended June 30, 2018 or June 30, 2017.

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

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. The notional amount of the foreign currency forward contracts outstanding as of June 30, 2018 was $2.7 billion. Losses of $32 million and $37 million on foreign currency forward contracts not designated for hedge accounting were recognized within other income, net during the three months ended June 30, 2018 and June 30, 2017, respectively.

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$6
Foreign currency forward contracts	Other current assets	3	14
Total fair value of derivatives designated for hedge accounting		$3	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$6	$4
Total fair value of derivatives not designated for hedge accounting		$6	$4

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$17	$3
Total fair value of derivatives designated for hedge accounting:		$17	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$13	$6
Total fair value of derivatives not designated for hedge accounting		$13	$6

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves which are classified as Level 2 inputs.

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

Note 9 - Intangible Assets

	As of June 30, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,504	$1,963	$1,541
Transition and transformation contract costs	1,565	807	758
Customer related intangible assets	5,311	780	4,531
Other intangible assets	89	20	69
Total intangible assets	$10,469	$3,570	$6,899

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,484	$1,918	$1,566
Transition and transformation contract costs	1,569	766	803
Customer related intangible assets	5,405	666	4,739
Other intangible assets	90	19	71
Total intangible assets	$10,548	$3,369	$7,179

Total intangible assets amortization was $287 million and $194 million for three months ended June 30, 2018 and June 30, 2017, respectively, and included amortization of contract cost premiums recorded as reductions of revenue $5 million and $3 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Estimated future amortization related to intangible assets as of June 30, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of 2019	$881
2020	$1,053
2021	$945
2022	$797
2023	$723

Note 10 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2018.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2018, net	$4,531	$3,088	$7,619
Acquisitions	38	—	38
Divestitures	(12)	—	(12)
Foreign currency translation	(121)	(73)	(194)
Balance as of June 30, 2018, net	$4,436	$3,015	$7,451

Due to the Separation of USPS on May 31, 2018, USPS is no longer included as a reportable segment.

The foreign currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2018, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.1)% - 0.02%(2)	2019	$817	$863
Current maturities of long-term debt	Various	2019 - 2020	929	439
Current maturities of capitalized lease liabilities	1.1% - 11.6%	2019 - 2020	561	616
Short-term debt and current maturities of long-term debt			$2,307	$1,918

Long-term debt, net of current maturities
GBP term loan	1.3%(3)	2019	$244	$260
EUR term loan	0.65% - 1.75%(4)	2020	467	493
AUD term loan	2.9% - 3.2%(5)	2022	202	210
EUR term loan	0.9%(6)	2022	177	187
USD term loan	3.1% - 3.2%(7)	2022	99	899
$500 million Senior notes	2.875%	2020	501	502
$650 million Senior notes	2.96%(8)	2021	646	646
$274 million Senior notes	4.45%	2023	277	278
$171 million Senior notes	4.45%	2023	173	173
$500 million Senior notes	4.25%	2025	507	507
£250 million Senior notes	2.75%	2025	326	346
$500 million Senior notes	4.75%	2028	509	509
$234 million Senior notes	7.45%	2030	277	277
Lease credit facility	2.8% - 2.9%	2019 - 2023	41	46
Capitalized lease liabilities	1.1% - 11.6%	2019 - 2024	1,195	1,235
Borrowings for assets acquired under long-term financing	2.3% - 4.0%	2019 - 2023	412	405
Mandatorily redeemable preferred stock outstanding	6.0%	2023	62	61
Other borrowings	0.5% - 7.4%	2019 - 2022	122	113
Long-term debt			6,237	7,147
Less: current maturities			1,490	1,055
Long-term debt, net of current maturities			$4,747	$6,092

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion.

(2)	Approximate weighted average interest rate.
(3) Three-month LIBOR rate plus 0.65%.
(4) Three-month EURIBOR rate plus 0.65%.
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
(8) Three-month LIBOR plus 0.95%.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Term Loans

Interest on the Company's terms loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior Notes due 2025 which is payable annually in arrears, and interest on the $650 million Senior Notes due 2021 which is payable quarterly in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Note 12 - Revenue

Revenue Recognition

The following table presents our revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017 (1)
United States	$1,887	$1,983
United Kingdom	800	798
Australia	454	426
Other Europe	1,347	1,246
Other International	794	783
Total Revenues	$5,282	$5,236

(1) Prior period amounts have not been recast under the modified retrospective transition method.

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of June 30, 2018, approximately $31.7 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 32% of these remaining performance obligations in Fiscal 2019, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	June 30, 2018	April 1, 2018
Trade receivables, net	$3,728	$3,937
Contract assets	$402	$444
Contract liabilities	$1,881	$2,053

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Change in contract liabilities were as follows:

(in millions)	Three months ended June 30, 2018
ASC 605 Balance, beginning of period	$2,434
Adjustment related to Topic 606 adoption	(381)
ASC 606 Balance, beginning of period	2,053
Deferred revenue	603
Recognition of deferred revenue	(642)
Currency translation adjustment	(118)
Other	(15)
Balance, end of period	$1,881

The following table provides information about the Company’s capitalized costs to obtain and fulfill a contract:

(in millions)	As of June 30, 2018
Capitalized sales commission cost (1)	$165
Transition and transformation contract costs, net (2)	$758

(1) Capitalized sales commission costs are included within other assets in the accompanying balance sheets. Amortization expense of
$14 million related to the capitalized sales commission assets is included in selling, general, and administrative expenses in the accompanying statements of operations.
(2) Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as intangible assets in the accompanying balance sheets. For the three-month period ending June 30, 2018, amortization expense of $56 million is included within depreciation and amortization in the accompanying statements of operations.

Financial Statement Impact

The impact of adoption of ASC 606 on the selected captions of the Company's statements of operations and balance sheets was as follows:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Statement of Operations (Selected Captions)
	Three Months Ended June 30, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$5,282	$5,272	$10
Selling, general and administrative	$440	$453	$(13)
Interest income	$(32)	$(36)	$(4)
Income tax expense	$129	$125	$4
Net income attributable to DXC common stockholders	$259	$244	$15

Balance Sheet (Selected Captions)
	As of June 30, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Receivables and contract assets, net of allowance for doubtful accounts	$5,271	$5,275	$(4)
Other current assets	$389	$428	$(39)
Deferred income taxes, net	$332	$344	$(12)
Other assets	$2,279	$2,427	$(148)

Liabilities:
Accrued expenses and current liabilities	$3,288	$3,289	$(1)
Deferred revenue and advance contract payments	$1,530	$1,609	$(79)
Income taxes payable	$108	$99	$9
Non-current deferred revenue	$351	$627	$(276)
Non-current income tax liabilities and deferred tax liabilities	$1,182	$1,161	$21

Equity:
Retained earnings	$—	$(126)	$126
Accumulated other comprehensive loss	$(312)	$(309)	$(3)

The adoption of ASC 606 did not materially impact the statement of cash flows.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 13 - Restructuring Costs

The Company recorded restructuring costs of $185 million and $187 million, net of reversals, for the three months ended June 30, 2018 and June 30, 2017, respectively. The costs recorded during the three months ended June 30, 2018 were largely a result of the Fiscal 2018 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	June 30, 2018
Accrued expenses and other current liabilities	$371
Other long-term liabilities	155
Total	$526

Summary of Restructuring Plans

Fiscal 2019 Plan

During the three months ended June 30, 2018, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets.

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global datacenter restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $823 million, comprising $623 million in employee severance and $200 million of facilities costs.

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Costs incurred to date under the Fiscal 2017 Plan total $217 million, comprising $207 million in employee severance and $10 million of facilities costs.

Other Prior Year Plans

Other prior year plans are comprised of the Fiscal 2016 Plan and Fiscal 2015 Plan. As of June 30, 2018, activities under these plans are substantially complete.

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2018	Costs Expensed, net of reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of June 30, 2018
Fiscal 2019 Plan
Workforce Reductions	$—	$103	$—	$(19)	$(1)	$83
Facilities Costs	—	82	(7)	(20)		55
Total	$—	$185	$(7)	$(39)	$(1)	$138

Fiscal 2018 Plan
Workforce Reductions	$257	$(1)	$—	$(68)	$(14)	$174
Facilities Costs	98	(2)	(4)	(18)	(2)	72
Total	$355	$(3)	$(4)	$(86)	$(16)	$246

Fiscal 2017 Plan
Workforce Reductions	$19	$—	$—	$(6)	$—	$13
Facilities Costs	3	1	—	(1)	(1)	2
Total	$22	$1	$—	$(7)	$(1)	$15

Other Prior Year Plans
Workforce Reductions	$4	$(1)	$—	$(1)	$—	$2
Facilities Costs	2	—	—	—	—	2
Total	$6	$(1)	$—	$(1)	$—	$4

Acquired Liabilities
Workforce Reductions	$110	$2	$—	$(12)	$(2)	$98
Facilities Costs	$27	1	—	(3)	—	25
Total	$137	$3	$—	$(15)	$(2)	$123

(1) Costs expensed, net of reversals include $10 million and $1 million of costs reversed from the Fiscal 2018 Plan and Other Prior Year Plans, respectively.
(2)Asset impairments.
(3)Foreign currency translation adjustments.

Note 14 - Pension and Other Benefit Plans

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

The Company contributed $27 million to the defined benefit pension and other post-retirement benefit plans during the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

three months ended June 30, 2018. The Company expects to contribute an additional $57 million during the remainder of fiscal 2019, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

The components of net periodic pension expense were:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Service cost	$23	$32
Interest cost	65	60
Expected return on assets	(149)	(128)
Amortization of prior service costs	(1)	(4)
Contractual termination benefit	—	9
Curtailment gain	(1)	—
Net periodic pension income	$(63)	$(31)

The service cost component of net periodic pension income is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net in the Company’s statements of operations. See Note 2 - "Recent Accounting Pronouncements," for further discussion of the updated guidance related to the presentation of net periodic pension cost.

The weighted-average rates used to determine net periodic pension cost were:

	Three Months Ended
	June 30, 2018	June 30, 2017
Discount or settlement rates	2.3%	2.5%
Expected long-term rates of return on assets	5.3%	4.9%
Rates of increase in compensation levels	2.1%	2.7%

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $63 million as of June 30, 2018 and $65 million as of March 31, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 15 - Income Taxes

The Company's effective tax rate from continuing operations ("ETR") was 35.8% and (18.7)% for the three months ended June 30, 2018 and June 30, 2017, respectively. For the three months ended June 30, 2018, the primary drivers of the ETR were the global mix of income, offset by the impact of transition tax and the new global intangible low taxed income tax ("GILTI") on certain non-U.S. earnings due to U.S. tax reform and an increase in our state valuation allowances on separate company state return deferred tax assets of legacy CSC due to the spin-off of our USPS business. For the three months ended June 30, 2017, the primary drivers of the ETR were the change in global mix of income due to the HPES Merger, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of legacy CSC, reduced by foreign inclusions and non-deductible employee compensation.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, broadens the tax base, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. It also requires companies to pay tax on certain foreign earnings of foreign subsidiaries and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment including retroactive effects.

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

As of June 30, 2018, our accounting for the Act is incomplete. However, as noted in our fiscal 2018 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.

For the following provisional items, we did not record any additional measurement period adjustments during the period ended June 30, 2018, for the following reasons:

Reduction of US federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, the Company previously recorded a provisional deferred income tax discrete benefit of $338 million, resulting in a $338 million decrease in net deferred tax liabilities as of March 31, 2018. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate tax rate, the final amount will be impacted by changes in deferred tax balances prior to the end of the measurement period when the reversal of the deferred tax assets and liabilities are known and tax returns are filed. The full amount of provisional remeasurement was recorded in fiscal year 2018 as part of continuing operations and has not been revised during the current measurement-period.

Permanent reinvestment assertion: Beginning in 2018, the Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. During fiscal 2018 the Company recorded a provisional estimate for those subsidiaries for which we were able to make a reasonable estimate of the tax effects of such repatriation for withholding taxes, state taxes, and India dividend distribution tax of $12 million, $7 million and $80 million, respectively. The Company has not completed its analysis of the foreign tax

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

rules for certain foreign subsidiaries. In addition, guidance may be released by various state jurisdictions, which could also impact these estimates.

Capital expensing: During fiscal 2018 the Company recorded a provisional benefit of $87 million based on its intent to fully expense all qualifying expenses. This resulted in a decrease of approximately $87 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. The Company has not yet completed all of the computations necessary or completed an inventory of its expenditures that qualify for immediate expensing to determine a reasonable estimate. The income tax effects for this change in law require further analysis due to the volume of data required to complete the calculations.

Executive compensation: As a result of changes made by the Act, starting with compensation paid in fiscal 2019, Section 162(m) will limit compensation deductions, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. The Company has not yet completed a full analysis of the binding contract requirement on the various compensation plans to determine the impact of the law change. During fiscal 2018, the Company recorded a provisional income tax expense estimate of $2 million for executive compensation relating to the change in covered individuals. As part of the fiscal 2019 forecasted ETR, the Company has estimated the Section 162(m) adjustment under the new guidance for compensation arrangements entered into after November 2, 2017.

For the following provisional items, incremental measurement adjustments were recognized during the period ended June 30, 2018, but the items are still determined to be provisional for the following reasons:

Deemed repatriation transition tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To determine the amount of the transition tax the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings and the impact of IRS Notice 2018-26. The Company was able to make a reasonable estimate of the transition tax and recorded a provisional discrete income tax expense and related liability of $361 million in fiscal 2018. Based on revised E&P computations and updated non-U.S. income tax amounts that were calculated during the reporting period, the Company recognized an additional measurement-period adjustment and increased the transition tax obligation by $25 million recorded as a discrete tax detriment. The measurement-period adjustment increased the ETR for the three months ended June 30, 2018 by 6.9%. The total transition tax obligation to date of $386 million has been recorded, with a corresponding reduction of $386 million to income tax benefit during the overall measurement period. The transition tax obligation is payable over up to eight years. The Company is continuing to gather additional information to compute the amount of the transition tax, including further analysis regarding the amount and composition of the Company’s and HPES’s historical foreign earnings and non-U.S. income taxes. HPES has a federal tax year end of October 31st and, therefore, the federal tax return for tax year ended October 31, 2017 has not yet been finalized. The Company is also analyzing the proposed regulations that were issued after the balance sheet date.

Global intangible low taxed income ("GILTI"): The Company continues to evaluate the impact of the GILTI provisions under the Act, which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of the U.S. tax cost of GILTI in its full-year forecasted ETR for fiscal 2019 of $18.3 million, it has not completed its analysis and has not elected an accounting method during the current period. Adjustments related to the amount of GILTI tax recorded in its financial statements may be required based on the outcome of this election.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The tax expense associated with discontinued operations for the three months ended June 30, 2018 was approximately $18 million as compared to $29 million during the same periods of the prior fiscal year. The primary driver of the variance in the tax expense for the three months ended June 30, 2018 and June 30, 2017 was the difference in income before tax for the respective periods.

The income tax assets and liabilities that were part of the balances classified as assets and liabilities of discontinued operations and that were distributed in the Separation of USPS include $154 million of deferred tax liabilities, $60 million of uncertain tax position liabilities, including interest, and income tax receivables of $162 million. In connection with the Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the Separation of USPS. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE for these liabilities, pursuant to the tax matters agreement between the Company and HPE. The Company is also liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement with Perspecta, the Company recorded a tax indemnification receivable from Perspecta of $162 million and a tax indemnification payable to Perspecta of $74 million related to income tax and other tax liabilities. The Company continues to have indemnification balances to and from HPE for the same amounts as a result of the HPES Merger.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some, but not all of these adjustments.

The Company has agreed to extend the statute of limitations associated with this audit through April 30, 2019. In addition, during the first quarter of fiscal 2018, the Company received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The Company has agreed to extend the statute of limitations associated with this audit through July 31, 2019. The IRS is also examining CSC's fiscal 2014 through 2017 federal income tax returns. The Company has not received any adjustments for this cycle. The Company continues to believe that its tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $14 million to $15 million, excluding interest, penalties and tax carry-forwards.

Note 16 - Stockholders' Equity

Share repurchases

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. An expiration date has not been established for this repurchase plan.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

	Fiscal 2019			Fiscal 2018
Fiscal Period	Number of shares repurchased	Average Price Per Share	Amount(1) (in millions)	Number of shares repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	3,779,194	$85.86	$324	250,000	$77.39	$19

(1) DXC recorded $10 million as an accrued liability for shares purchased but not yet settled in cash as of June 30, 2018.

Accumulated other comprehensive income (loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive income (loss)	(342)	(32)	(1)	—	(375)
Amounts reclassified from accumulated other comprehensive income	6	—	—	(1)	5
Balance at June 30, 2018	$(597)	$(23)	$8	$300	$(312)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(458)	$20	$—	$276	$(162)
Current-period other comprehensive loss	154	(3)	—	—	151
Amounts reclassified from accumulated other comprehensive loss	22	—	—	(4)	18
Balance at June 30, 2017	$(282)	$17	$—	$272	$7

Note 17 - Stock Incentive Plans

Equity Plans

As a result of the Separation of USPS, shared-based awards issued by the Company were modified. The number of stock options and exercise price were adjusted to generally preserve the intrinsic value immediately prior to the Separation. There was no incremental share-based compensation expense recognized as a result of the modification of the awards.

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

Under the terms of the CSC Equity Incentive Plans and the individual award agreements, all unvested equity incentive awards, including all stock options and CSC RSUs held by all participants under the plans, including its named executive officers and directors, are subject to accelerated vesting in whole or in part upon the occurrence of a change in control or upon the participant’s termination of employment on or after the occurrence of a change in control under certain circumstances ("CIC events"). As a result of CIC events triggered by the HPES Merger, approximately $3.6 million unvested awards became vested on April 1, 2017 and $26 million of incremental stock compensation expense was recognized. CSC options granted in fiscal 2017 vested 33% upon the HPES Merger; the remaining 67% were converted into DXC RSUs based on the accounting value of the options. These RSUs will vest on the second and third anniversaries of the original option grant date. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES prior to the HPES Merger, outstanding options (vested and unvested) and unvested RSU awards were converted upon the HPES Merger into economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the HPES Merger.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 2,618 shares purchased under this plan during the three months ended June 30, 2018.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of June 30, 2018
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	21,594,593
DXC Director Equity Plan	230,000	122,710
DXC Share Purchase Plan	250,000	245,908
Total	34,680,000	21,963,211

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018(1)	2,933,501	$32.54	5.24	$185
Granted	—	$—
Issued due to Separation modification	400,170	$31.72
Exercised	(175,806)	$32.61		$10
Canceled/Forfeited	(3,256)	$29.62
Expired	—	$—
Outstanding as of June 30, 2018	3,154,609	$32.44	5.17	$152
Vested and expected to vest in the future as of June 30, 2018	3,152,131	$32.42	5.17	$152
Exercisable as of June 30, 2018	3,131,146	$32.30	5.17	$151

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2018(1)	3,985,616	$47.25	66,386	$37.26
Granted	737,142	$80.43	800	$90.05
Issued due to Separation modification	650,806	$52.04	10,488	$37.89
Settled	(72,628)	$37.15	—	$—
Canceled/Forfeited	(157,383)	$67.29	—	$—
Outstanding as of June 30, 2018	5,143,553	$52.14	77,674	$37.89

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Total share-based compensation cost	$22	$40
Related income tax benefit	$3	$13
Total intrinsic value of options exercised	$10	$29
Tax benefits from exercised stock options and awards	$5	$35

As of June 30, 2018, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was less than $1 million and $169 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.16 years.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Cash paid for:
Interest	$68	$47
Taxes on income, net of refunds	$73	$25

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$44	$1
Capital expenditures through capital lease obligations	$191	$12
Assets acquired under long-term financing	$56	$—
Financing:
Dividends declared but not yet paid	$55	$51
Stock issued for the acquisition of HPES	$—	$9,850

Note 19 - Segment Information

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

As a result of the Separation, USPS is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for all periods presented. See Note 4 - "Divestitures". DXC now operates in two reportable segments as described below:

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2018
Revenues	$2,213	$3,069	$5,282	$—	$5,282
Segment profit	$403	$474	$877	$(74)	$803
Depreciation and amortization(1)	$20	$281	$301	$35	$336

Three Months Ended June 30, 2017
Revenues	$2,267	$2,969	$5,236	$—	$5,236
Segment profit	$274	$271	$545	$25	$570
Depreciation and amortization(1)	$36	$173	$209	$23	$232

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $135 million and $110 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less costs of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Profit
Total profit for reportable segments	$877	$545
All other (loss) profit	(74)	25
Interest income	32	16
Interest expense	(85)	(74)
Restructuring costs	(185)	(187)
Transaction, separation and integration-related costs	(70)	(124)
Amortization of acquired intangible assets	(135)	(110)
Income from continuing operations before income taxes	$360	$91

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of June 30, 2018 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2019	$1,488
2020	1,893
2021	378
2022	235
2023	202
Thereafter	54
Total	$4,250

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 30, 2018:

(in millions)	Fiscal 2019	Fiscal 2020	Fiscal 2021 and Thereafter	Totals
Surety bonds	$47	$172	$103	$322
Letters of credit	139	40	310	489
Stand-by letters of credit	15	36	13	64
Totals	$201	$248	$426	$875

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. On August 10, 2017, the Court granted in part and denied in part the motions to dismiss, allowing the remaining causes of action to proceed. On January 9, 2018, the Company answered the complaints, and asserted a counterclaim against the State of New York on a theory of contribution and indemnification. On January 30, 2018, the State of New York filed a motion to dismiss the Company’s counterclaim. The motion is fully briefed and under consideration by the Court. The Parties participated in a non-binding mediation on November 29, 2017, but no settlement has been reached to date. Commencement of discovery remains deferred. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

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

On December 17, 2015, CSC entered into a settlement agreement with the majority of the former equityholders of SMI, as well as with SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, CSC received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general and administrative costs in CSC’s statements of operations for the fiscal year ended March 31, 2016. On February 20, 2017, CSC, SRS and the former equityholders of SMI who remain named defendants entered into a partial settlement agreement by which CSC received payment of some of the funds remaining in escrow.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

advancement obligation to only 80% of the criminal defense fees and costs sought by Mr. Pulier. In undertakings previously provided to SMI, Mr. Pulier agreed to repay all amounts advanced to him if it should ultimately be determined that he is not entitled to indemnification.

Cisco Systems Inc. and Cisco Systems Capital Corporation v. Hewlett-Packard Co.: On August 24, 2015, Cisco Systems, Inc. (“Cisco”) and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action against Hewlett Packard Co., now known as HP Inc. ("HP") in California Superior Court, Santa Clara County, for declaratory judgment and breach of contract in connection with a contract to utilize Cisco products and services, and to finance the services through Cisco Capital. HP terminated the contract, and the parties dispute the calculation of the proper cancellation credit. On December 18, 2015, Cisco filed an amended complaint that abandoned the claim for breach of contract set forth in the original complaint and asserted a single cause of action for declaratory relief concerning the proper calculation of the cancellation credit. On January 19, 2016, HP answered the complaint and filed a counterclaim for breach of contract and declaratory judgment. Discovery ended, and a trial was scheduled to begin on June 11, 2018. On June 6, 2018, the parties participated in a pre-trial settlement conference at which they agreed to a resolution of both the claim and counterclaim. The confidential settlement agreement was finalized on July 5, 2018. On August 1, 2018, pursuant to a joint stipulation of the parties, the Court approved dismissal of the action with prejudice. This case is now closed. DXC was the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and HPE and the subsequent Separation and Distribution Agreement between HPE and DXC.

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10, 2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. On March 2, 2018, the Texas court denied the venue transfer motion. The pending vacatur motion was accordingly transferred to the Texas court, and a new memorandum of law in support of the motion was filed in that jurisdiction on March 30, 2018. The motion is fully submitted and under consideration by the Court.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. Accordingly, the Court has stayed the entire action pending arbitration for these individuals, and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the Court held that a joint arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that joint arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has selected a single arbitrator to conduct the proceedings. An initial case management conference before the arbitrator was held on June 29, 2018. Pursuant to the release agreements, however, mediation is a precondition to arbitration. A mediation is therefore scheduled for October 4-5, 2018. Former business units of the Company now owned by Perspecta will be proportionately liable for any recovery by plaintiffs in this matter.

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

Note 21 - Reconciliation of Previously Reported Amounts to Recast Financial Statements

As described in Note 2 - "Recent Accounting Pronouncements", during the three months ended June 30, 2018, the Company adopted ASU's 2017-07. The adoption of this standard requires the Company to recast each prior period presented consistent with the new guidance. As described in Note 4 - "Divestitures", on May 31, 2018, the Company completed the Separation of USPS. As a result, the results of operations and financial position of USPS are reflected in the accompanying statements of operations and balance sheets as discontinued operations and each prior period presented has been recast to present USPS as a discontinued operation.

A reconciliation of the amounts previously reported on Form 10-Q for the three months ended June 30, 2017 to those as adjusted within the accompanying financial statements is shown in the tables below for selected financial amounts:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Condensed Consolidated Statement of Operations	Three Months Ended June 30, 2017
(in millions)	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2017-07	As Adjusted
Costs of services	$4,788	$(536)	$57	$4,309
Selling, general, and administrative	$410	$(23)	$6	$393
Other income, net	$(81)	$—	$(63)	$(144)

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

•	the ability to realize the synergies and benefits expected to result from the HPES Merger within the anticipated time frame or in the anticipated amounts;

•	other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;

•	the USPS Separation and Mergers may result in disruptions to relationships with customers and other business partners or may not achieve the intended results;

•	the USPS Separation and Mergers could result in substantial tax liability to DXC and our stockholders;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes; and

•	the other factors described in Part I Item 1A "Risk Factors" of our annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three months ended June 30, 2018. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

The MD&A is organized into the following sections:

•	Background

•	Segments and Services

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

Background

DXC is the world's leading independent, end-to-end IT services company, serving nearly 6,000 private and public sector clients from a diverse array of industries across 70 countries. Our technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia and Australia. We operate through two segments: GBS and GIS. We market and sell our services directly to clients through our direct sales force operating out of sales offices around the world. Our clients include commercial businesses of many sizes and in many industries and public sector enterprises.

Separation of USPS

On May 31, 2018, we completed the Separation of USPS, and combination with Vencore Holding Corp. and KeyPoint Government Solutions to form Perspecta, an independent public company. As a result of the Separation, the statements of operations, balances sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented.

Segments and Services

Our reportable segments are GBS and GIS. Segment information is included in Note 19 - "Segment Information" to our financial statements. For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Global Infrastructure Services

GIS provides a portfolio of offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for clients. GIS offerings include:

•	Cloud and Platform Services. We help clients maximize their private cloud, public cloud and legacy infrastructures, as well as securely manage their hybrid environments.

•	Workplace and Mobility. Our workplace, mobility and Internet of Things ("IoT") services provide a consumer-like experience with enterprise security and instant connectivity for our clients.

•	Security. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

Results of Operations

The following table calculates the period-over-period changes in the statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2018	June 30, 2017	Change	Percentage Change
Revenues	$5,282	$5,236	$46	0.9%
Total costs and expenses	4,922	5,145	(223)	(4.3)%
Income from continuing operations before income taxes	360	91	269	295.6%
Income tax expense (benefit)	129	(17)	146	(858.8)%
Income from continuing operations	231	108	123	113.9%
Income from discontinued operations, net of taxes	35	65	(30)	(46.2)%
Net income	$266	$173	$93	53.8%

Diluted earnings per share from continuing operations	$0.78	$0.33	$0.45	136.4%

Fiscal 2019 Highlights

Financial highlights for first quarter of fiscal 2019 include the following:

•	Revenues for the first quarter of fiscal 2019 were $5.3 billion, an increase of 1% as compared to the first quarter of fiscal 2018.

•
First quarter fiscal 2019 income from continuing operations and diluted EPS from continuing operations were $231 million and $0.78, respectively, including the cumulative impact of certain items of $333 million, reflecting restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets. This compares with income from continuing operations and diluted EPS from continuing operations of $108 million and $0.33, respectively, for the first quarter of fiscal 2018.

•	Our cash and cash equivalents remained constant at $2.6 billion from March 31, 2018 to June 30, 2018.

•	We generated $473 million of cash from operations during the first quarter of fiscal 2019, as compared to $519 million during the first quarter of fiscal 2018.

•
We returned $375 million to shareholders in the form of common stock dividends and share repurchases during the first quarter of fiscal 2019, as compared to $39 million during the first quarter of fiscal 2018.

Revenues

The following discussion includes comparisons of our results of operations for the three months ended June 30, 2018, to our results of operations for the three months ended June 30, 2017.

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017	Change	Percentage Change
GBS	$2,213	$2,267	$(54)	(2.4)%
GIS	3,069	2,969	100	3.4%
Total Revenues	$5,282	$5,236	$46	0.9%

During the three months ended June 30, 2018, the distribution of our revenues across geographies was as follows:

As a global company, over 64% of our revenues for the first quarter of fiscal 2019 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency June 30, 2018	June 30, 2017	Change	Percentage Change
GBS	$2,163	$2,267	$(104)	(4.6)%
GIS	2,978	2,969	9	0.3%
Total	$5,141	$5,236	$(95)	(1.8)%

Our revenues for the first quarter of fiscal 2019 increased 0.9% year-over year and included a favorable foreign currency exchange rate impact of 2.7%.

Revenues in our Digital offerings, which cut across both our reporting segments, delivered double digit growth year-over-year. Additionally, our Industry IP & BPS revenue grew year-over-year driven by growth in our industry IP offerings.

Global Business Services

GBS revenue was $2,213 million in the quarter compared to $2,267 million for the prior year. GBS revenue decreased 2.4% year-over-year, reflecting the completion of several traditional application contracts. This was partially offset by strong growth in our Enterprise and Cloud Applications business. GBS revenues decreased 4.6% year-over-year at constant currency.

GBS contract awards were $2.0 billion during the first quarter of fiscal 2019 as compared to $2.4 billion during the first quarter of fiscal 2018.

Global Infrastructure Services

GIS revenue was $3,069 million in the quarter compared to $2,969 million for the prior year. GIS revenues grew 3.4% year-over-year, reflecting a continued moderation of the decline in our IT outsourcing services business as well as strong growth in Cloud and Platform Services, Security, and Workplace and Mobility. GIS revenues increased 0.3% at constant currency.

GIS contract awards were $2.6 billion during the first quarter of fiscal 2019, as compared to $3.7 billion during the first quarter of fiscal 2018.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,867	$4,309	73.3%	82.4%	(9.1)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	440	393	8.3	7.5	0.8
Depreciation and amortization	471	342	8.9	6.5	2.4
Restructuring costs	185	187	3.5	3.6	(0.1)
Interest expense	85	74	1.6	1.4	0.2
Interest income	(32)	(16)	(0.6)	(0.3)	(0.3)
Other income, net	(94)	(144)	(1.8)	(2.8)	1.0
Total costs and expenses	$4,922	$5,145	93.2%	98.3%	(5.1)%

The 5.1% improvement in costs and expenses as a percentage of revenue reflects continued execution of our major synergy initiatives, including workforce optimization, supply chain efficiencies and rationalization of our real estate footprint.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.9 billion for the first quarter of fiscal 2019. The $0.4 billion decrease in COS, or 9.1% as a percentage of revenue as compared to the same period of the prior fiscal year, was driven by headcount reduction and procurement efficiencies. Employee labor costs as a percentage of revenue decreased in both segments and across our geographic regions year-over-year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $440 million for the first quarter of fiscal 2019. The $47 million increase in SG&A, as compared to the same period of the prior fiscal year reflects the previously disclosed classification error in the prior year statement of operations, which resulted in an understatement of approximately $124 million to SG&A and an overstatement of $124 million to COS for the first quarter of fiscal 2018, after giving effect to the Separation. Transaction, separation and integration-related costs of $70 million were included in SG&A for the first quarter of fiscal 2019 as compared to $124 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense increased $38 million and amortization expense increased $91 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The increase in depreciation was due to the classification of certain leases acquired in the HPES Merger as capital leases for periods subsequent to the first quarter of fiscal 2018. The impact of the subsequent adjustment was an increase in depreciation expense of $38 million related to the first quarter of fiscal 2018.

The increase in amortization expense was primarily due to measurement period adjustments to certain intangible assets acquired in the HPES Merger that were recorded subsequent to the first quarter of fiscal 2018. The impact of the subsequent adjustments was an increase in amortization expense of $35 million related to the first quarter of fiscal 2018.

Restructuring Costs

During the first quarter of fiscal 2019, management approved global cost savings initiatives designed to better align the our organizational structure with our strategic initiatives and continue the integration of HPES and other acquisitions. During the first quarter of fiscal 2019, restructuring costs, net of reversals, were $185 million, as compared with $187 million during the comparable period of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 13 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2019 increased $11 million over the same period in the prior fiscal year. The increase in interest expense was due to the classification of certain leases acquired in the HPES Merger as capital leases for periods subsequent to the first quarter of fiscal 2018. The impact of the subsequent adjustment was an increase in interest expense of $6 million related to the first quarter of fiscal 2018.

Interest income for the first quarter of fiscal 2019 increased $16 million over the same period in the prior fiscal year. The year-over-year increase in interest income was due to an increase in cash balances in countries with higher interest rates.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The $50 million decrease in other income for the first quarter of fiscal 2019 as compared to the same period of the prior fiscal year was primarily due to a year-over-year unfavorable foreign currency impact of $80 million resulting from the change in the functional currency of a European holding company during the first quarter of fiscal 2018 which was not present in the current fiscal year. This unfavorable impact was partially offset by year-over-year increases in the non-service cost components of net periodic pension income and other miscellaneous gains.

Taxes

Our ETR from continuing operations was 35.8% and (18.7)% for the first quarter of fiscal 2019 and 2018, respectively. For the first quarter of fiscal 2019, the primary drivers of the ETR were the global mix of income, offset by the impact of transition tax and a new GILTI tax on certain non-U.S. earning due to tax reform and an increase in our state valuation allowances on separate company state return deferred tax assets of legacy CSC due to the Separation of USPS. For the first quarter of fiscal 2018, the primary drivers of the ETR were the change in global mix of income due to the HPES Merger, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of legacy CSC, reduced by foreign inclusions and non-deductible employee compensation.

The tax expense associated with discontinued operations for the first quarter of fiscal 2019 was approximately $18 million as compared to $29 million during the same period of the prior fiscal year. The primary driver of the variance in the tax expense for the first quarter of fiscal 2019 and 2018 was the difference in income before tax for the respective periods.

Income from Discontinued Operations

The $35 million and $65 million of income from discontinued operations reflects the net income generated by USPS during the first quarter of fiscal 2019 and fiscal 2018, respectively.

Earnings per Share

Diluted EPS from continuing operations for the first quarter of fiscal 2019 increased $0.45 from the same period a year ago. This increase was due to an increase of $123 million in income from continuing operations.

Diluted EPS from continuing operations for the first quarter of fiscal 2019 includes $0.50 per share of restructuring costs, $0.19 per share of transaction, separation and integration-related costs, $0.35 per share of amortization of acquired intangible assets, and $0.11 per share of tax adjustment related to U.S. tax reform.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of core operating performance. DXC management believes these non-GAAP measures allow investors to better understand the financial performance of DXC exclusive of the impacts of corporate-wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC, as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies.

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017	Change	Percentage Change
Income from continuing operations before income taxes	$360	$91	$269	295.6%
Non-GAAP income from continuing operations before income taxes	$750	$512	$238	46.5%
Net income	$266	$173	$93	53.8%
Adjusted EBIT	$803	$570	$233	40.9%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2019, and the application of an approximate 28% tax rate for fiscal 2018, which is within the targeted effective tax rate range for the prior year.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,867	$—	$—	$—	$—	$3,867
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	440	—	(70)	—	—	370
Income from continuing operations before income taxes	360	185	70	135	—	750
Income tax expense	129	41	16	33	(33)	186
Income from continuing operations	231	144	54	102	33	564
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	266	144	54	102	33	599
Less: net income attributable to non-controlling interest, net of tax	7	—	—	—	—	7
Net income attributable to DXC common stockholders	$259	$144	$54	$102	$33	$592

Effective Tax Rate	35.8%					24.8%

Basic EPS from continuing operations	$0.79	$0.51	$0.19	$0.36	$0.12	$1.96
Diluted EPS from continuing operations	$0.78	$0.50	$0.19	$0.35	$0.11	$1.93

Weighted average common shares outstanding for:
Basic EPS	284.44	284.44	284.44	284.44	284.44	284.44
Diluted EPS	289.30	289.30	289.30	289.30	289.30	289.30

	Three Months Ended June 30, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,309	$—	$—	$—	$—	$4,309
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	393	—	(124)	—	—	$269
Income before income taxes	91	187	124	110	—	512
Income tax (benefit) expense	(17)	—	—	—	160	143
Income from continuing operations	108	187	124	110	(160)	369
Income from discontinued operations, net of tax	65	—	—	—	—	65
Net income	173	187	124	110	(160)	434
Less: net income attributable to non-controlling interest, net of tax	14	—	—	—	—	14
Net income attributable to DXC common stockholders	$159	$187	$124	$110	$(160)	$420

Effective Tax Rate	(18.7)%					28.0%

Basic EPS from continuing operations	$0.33	$0.66	$0.44	$0.39	$(0.56)	$1.25
Diluted EPS from continuing operations	$0.33	$0.65	$0.43	$0.38	$(0.55)	$1.23

Weighted average common shares outstanding for:
Basic EPS	283.83	283.83	283.83	283.83	283.83	283.83
Diluted EPS	289.47	289.47	289.47	289.47	289.47	289.47

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
Net income	$266	$173
Income from discontinued operations, net of taxes	(35)	(65)
Income tax expense (benefit)	129	(17)
Interest income	(32)	(16)
Interest expense	85	74
EBIT	413	149
Restructuring	185	187
Transaction, separation and integration-related costs	70	124
Amortization of acquired intangible assets	135	110
Adjusted EBIT	$803	$570

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2018, our cash and cash equivalents were $2.6 billion, of which $0.8 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") remained constant at $2.6 billion from March 31, 2018 to June 30, 2018. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented. The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017	Change
Net cash provided by operating activities	$473	$519	$(46)
Net cash (used in) provided by investing activities	(284)	874	(1,158)
Net cash used in financing activities	(300)	(168)	(132)
Effect of exchange rate changes on cash and cash equivalents	(39)	29	(68)
Net (decrease) increase in cash and cash equivalents	$(150)	$1,254	$(1,404)
Cash and cash equivalents at beginning-of-year	2,729	1,268
Cash and cash equivalents at the end-of-period	$2,579	$2,522

Net cash provided by operating activities during the first quarter of fiscal 2019, was $473 million as compared to $519 million during the comparable period of the prior fiscal year. The year-over-year decrease of $46 million was due to a decrease in working capital movements of $336 million, an increase in gain on dispositions of $42 million and a reduction of other non-cash items of $23 million. These decreases were partially offset by an increase in net income of $93 million, an increase in depreciation and amortization of $146 million and a decrease in the unrealized foreign currency gain of $116 million over the prior fiscal year.

Net cash used in investing activities during the first quarter of fiscal 2019, was $284 million as compared to net cash provided by investing activities of $874 million during the comparable period of the prior fiscal year. The increase of $1,158 million was predominately due to cash paid for acquisitions of $43 million, compared to $974 million of cash received from the HPES Merger during the comparable period of the prior fiscal year. The increase also includes additional cash payments for transition and transformation contract costs of $69 million and a net cash outflow from business dispositions of $65 million.

Net cash used in financing activities during the first quarter of fiscal 2019 was $300 million as compared to $168 million during the comparable period of the prior fiscal year. The $132 million increase in cash used in financing activities was primarily due to payments on long-term debt obligations of $1,251 million, an increase in payments on capitalized lease obligations and borrowings for asset financing of $135 million and an increase in repurchases of common stock of $300 million. These cash outflows were offset by borrowings related to the Separation of USPS of $1,114 million and draws on long-term debt of $483 million.

Capital Resources

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$2,307	$1,918
Long-term debt, net of current maturities	4,747	6,092
Total debt	$7,054	$8,010

The $1.0 billion decrease in total debt during the first quarter of fiscal 2019 was primarily attributed to the repayment of $800 million principal amount of the USD term loan due 2022. This debt repayment was financed from the cash payment received from Perspecta in connection with the Separation. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2018 and June 30, 2017.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to June 30, 2018 and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities. For more information on our debt, see Note 11 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	June 30, 2018	March 31, 2018
Total debt	$7,054	$8,010
Cash and cash equivalents	2,579	2,593
Net debt(1)	$4,475	$5,417

Total debt	$7,054	$8,010
Equity	11,814	13,837
Total capitalization	$18,868	$21,847

Debt-to-total capitalization	37.4%	36.7%
Net debt-to-total capitalization(1)	23.7%	24.8%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of June 30, 2018 was consistent with March 31, 2018.

As of June 30, 2018, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	-

See Note 20 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity, however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we also currently utilize and will further utilize our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2018
Cash and cash equivalents	$2,579
Available borrowings under our revolving credit facility	3,810
Total liquidity	$6,389

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 with no end date established. During the first quarter of fiscal 2019, we repurchased 3,779,194 shares of our common stock at an aggregate cost of $324 million.

Dividends

During the first quarter of fiscal 2019, our Board of Directors declared aggregate cash dividends to our stockholders of $0.19 per share, or approximately $55 million. Future dividends are subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, receivables securitization facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in Note 6 - "Sale of Receivables" and Note 20 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the early repayment of $800 million of debt discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2018. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended June 30, 2018, there were no changes to our accounting estimates from those described in our fiscal 2018 Annual Report on Form 10-K except as mentioned below.

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements may require significant estimates, including contracts which include multiple-element deliverables.

Multiple-element arrangements

Many of our contracts require us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate performance obligations for revenue recognition purposes, and, when considered appropriate, how the total transaction price should be allocated among the performance obligations and the timing of revenue recognition for each performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price of each distinct good or service in the contract. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Certain of our arrangements involve the sale of DXC proprietary software, post contract customer support and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. These methods involve significant judgments and estimates that we assess periodically by considering market and entity-specific factors, such as type of customer, features of the products or services and market conditions.

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

Costs to obtain contracts with customers

Accounting for the costs to obtain contracts with customers requires significant judgments and estimates with regards to the determination of sales commission payments that qualify for deferral of costs and the related amortization period. Most of our sales commission plans are quota-based and payments are made by achieving targets related to a large number of new and renewed contracts. Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We defer and amortize these costs on a straight-line basis over an average period of benefit of five years, which is determined and regularly assessed by considering the length of our customer contracts, our technology and other factors. Significant changes in these estimates or impairment may result if material contracts terminate earlier than the expected benefit period, or if there are material changes in the average contract period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Our exposure to market risk has not changed materially since March 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, the additional risks listed below, as well as risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Other than as described below, there have been no material changes in the three months ended June 30, 2018 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Risks Related to the USPS Separation and Mergers

The USPS Separation and Mergers may result in disruptions to relationships with customers and other business partners or may not achieve the intended results.

On May 31, 2018, we completed the USPS Separation and Mergers to form Perspecta. There can be no assurance that we will be able to realize the intended benefits of the USPS Separation and Mergers or that Perspecta will perform as anticipated. Specifically, the USPS Separation and Mergers could cause disruptions in our remaining businesses, the USPS business and the Vencore and KeyPoint businesses, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services or other potential effects relating to organizational conflict of interest (“OCI”) issues, including action to mitigate or avoid OCIs or lost business opportunity. If the USPS business and the Vencore and KeyPoint businesses face difficulties in integrating their businesses, or the Vencore and KeyPoint businesses face difficulties in their businesses generally, the USPS Separation and Mergers may not achieve the intended results.

Further, it is possible that current or prospective employees of the USPS business or the Vencore and KeyPoint businesses could experience uncertainty about their future roles with Perspecta, which could harm the ability of the USPS business or the Vencore and KeyPoint businesses to attract and retain key personnel. Any of the foregoing could adversely affect our remaining businesses, the USPS business or the Vencore and KeyPoint businesses, the financial condition of such businesses and their results of operations and prospects.

The USPS Separation and Mergers could result in substantial tax liability to DXC and our stockholders.

Among the closing conditions to completing the USPS Separation and Mergers, we received a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation qualifies as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) each of DXC and Perspecta is a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the Distribution qualifies as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the Mergers causes Section 355(e) of the Code to apply to the Distribution.

The opinion of counsel we received was based on, among other things, various factual representations and assumptions, as well as certain undertakings made by DXC and Perspecta. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, the conclusions reached in the opinion could be adversely affected and the USPS Separation may not qualify for tax-free treatment. Furthermore, an opinion of counsel is not binding on the IRS or the courts. Accordingly, no assurance can be given that the IRS will not challenge the conclusions set forth in the opinion or that a court would not sustain such a challenge. If, notwithstanding our receipt of the opinion, the USPS Separation is determined to be taxable, we would recognize taxable gain as if we had sold the shares of Perspecta in a taxable sale for its fair market value, which could result in a substantial tax liability. In addition, if the USPS Separation is determined to be taxable, each holder of our common stock who received shares of Perspecta would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares received, which could materially increase such holder’s tax liability.

Even if the USPS Separation otherwise qualifies as a tax-free transaction, the Distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Perspecta are deemed to be part of a plan or series of related transactions that includes the Distribution. In this event, the resulting tax liability could be substantial. In connection with the USPS Separation, we entered into a tax matters agreement with Perspecta, under which it agreed not to undertake any transaction without our consent that could reasonably be expected to cause the USPS Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities could be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2018, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	616,133	$102.12	616,133	$1,799,582,743
May 1, 2018 to May 31, 2018	106,400	$101.71	106,400	$1,788,760,605
June 1, 2018 to June 30, 2018	3,056,661	$82.03	3,056,661	$1,538,025,543

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
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company) and Everett Merger Sub, Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc.,(now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Form 8-K (filed June 6, 2018) (file no. 001-38033))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and restated Bylaws of DXC Technology Company, effective March 31, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc, (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated as of February 7, 2018, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, between DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.8
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.13
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.14
Ninth Supplemental Indenture, dated January 22, 2018, between Enterprise Services LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed January 23, 2018) (file no. 001-38033))

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

DXC TECHNOLOGY COMPANY

Dated:	August 8, 2018	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer