Form 10-Q
period 2018-09-30
DXC Technology Co
filed 2018-11-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     ☒                Accelerated Filer ☐

Non-accelerated Filer ☐

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

280,113,621 shares of common stock, par value $0.01 per share, were outstanding on October 31, 2018.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$5,013	$5,453	$10,295	$10,689

Costs of services (excludes depreciation and amortization and restructuring costs)	3,518	3,870	7,385	8,179
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	569	644	1,009	1,037
Depreciation and amortization	484	482	955	824
Restructuring costs	157	188	342	375
Interest expense	83	73	168	147
Interest income	(33)	(16)	(65)	(32)
Other income, net	(97)	(72)	(191)	(216)
Total costs and expenses	4,681	5,169	9,603	10,314

Income from continuing operations before income taxes	332	284	692	375
Income tax expense	73	79	202	62
Income from continuing operations	259	205	490	313
Income from discontinued operations, net of taxes	—	60	35	125
Net income	259	265	525	438
Less: net (loss) income attributable to non-controlling interest, net of tax	(3)	9	4	23
Net income attributable to DXC common stockholders	$262	$256	$521	$415

Income per common share:
Basic:
Continuing operations	$0.93	$0.69	$1.72	$1.02
Discontinued operations	—	0.21	0.12	0.44
	$0.93	$0.90	$1.84	$1.46
Diluted:
Continuing operations	$0.92	$0.67	$1.69	$1.00
Discontinued operations	—	0.21	0.12	0.43
	$0.92	$0.88	$1.81	$1.43

Cash dividend per common share	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$259	$265	$525	$438
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(66)	(45)	(408)	109
Cash flow hedges adjustments, net of tax (2)	2	(2)	(30)	(5)
Available-for-sale securities, net of tax	—	—	(1)	—
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(5)	(3)	(6)	(7)
Pension and other post-retirement benefit plans, net of tax	(5)	(3)	(6)	(7)
Other comprehensive (loss) income, net of taxes	(69)	(50)	(445)	97
Comprehensive income	190	215	80	535
Less: comprehensive (loss) income attributable to non-controlling interest	(2)	36	(1)	28
Comprehensive income attributable to DXC common stockholders	$192	$179	$81	$507

(1) Tax expense related to foreign currency translation adjustments was $5 and $2 for the three and six months ended September 30, 2017, respectively.
(2) Tax benefit related to cash flow hedge adjustments was $17 and $10 for the three and six months ended September 30, 2018, respectively, and $3 and $3 for the three and six months ended September 30, 2017, respectively.
(3) Tax benefit related to amortization of prior service costs was $1 and $1 for the three and six months ended September 30, 2018, respectively, and $2 and $2 for the three and six months ended September 30, 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,780	$2,593
Receivables and contract assets, net of allowance for doubtful accounts of $62 and $40	4,928	5,481
Prepaid expenses	630	496
Other current assets	477	469
Assets of discontinued operations	—	581
Total current assets	8,815	9,620

Intangible assets, net of accumulated amortization of $3,788 and $3,369	6,602	7,179
Goodwill	7,417	7,619
Deferred income taxes, net	326	373
Property and equipment, net of accumulated depreciation of $3,615 and $3,686	3,281	3,363
Other assets	2,441	2,404
Assets of discontinued operations - non-current	—	3,363
Total Assets	$28,882	$33,921

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,618	$1,918
Accounts payable	1,358	1,513
Accrued payroll and related costs	734	744
Accrued expenses and other current liabilities	3,268	3,120
Deferred revenue and advance contract payments	1,442	1,641
Income taxes payable	94	127
Liabilities of discontinued operations	—	789
Total current liabilities	8,514	9,852

Long-term debt, net of current maturities	5,409	6,092
Non-current deferred revenue	301	795
Non-current income tax liabilities and deferred tax liabilities	1,219	1,166
Other long-term liabilities	1,602	1,723
Liabilities of discontinued operations - long-term	—	456
Total Liabilities	17,045	20,084

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 1,000,000 shares, none issued as of September 30, 2018 and March 31, 2018	—	—
Common stock, par value $.01 per share, authorized 750,000,000 shares, issued 282,519,184 as of September 30, 2018 and 286,393,147 as of March 31, 2018	3	3
Additional paid-in capital	11,848	12,210
Retained earnings	136	1,301
Accumulated other comprehensive (loss) income	(382)	58
Treasury stock, at cost, 1,241,024 and 1,016,947 shares as of September 30, 2018 and March 31, 2018	(105)	(85)
Total DXC stockholders’ equity	11,500	13,487
Non-controlling interest in subsidiaries	337	350
Total Equity	11,837	13,837
Total Liabilities and Equity	$28,882	$33,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$525	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,002	904
Share-based compensation	41	58
Gain on dispositions	(65)	—
Unrealized foreign currency exchange (gains) losses	(12)	4
Other non-cash charges, net	(18)	15
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in assets	(447)	45
(Decrease) increase in liabilities	(141)	46
Net cash provided by operating activities	885	1,510

Cash flows from investing activities:
Purchases of property and equipment	(133)	(123)
Payments for transition and transformation contract costs	(183)	(176)
Software purchased and developed	(125)	(86)
Cash acquired through Merger	—	974
Payments for acquisitions, net of cash acquired	(43)	(152)
Business dispositions	(65)	—
Deferred purchase price receivable	409	33
Proceeds from sale of assets	57	20
Other investing activities, net	(1)	6
Net cash (used in) provided by investing activities	(84)	496

Cash flows from financing activities:
Borrowings of commercial paper	1,158	1,182
Repayments of commercial paper	(1,158)	(1,067)
Repayment of borrowings under lines of credit	—	(335)
Borrowings on long-term debt, net of discount	483	615
Principal payments on long-term debt	(2,036)	(1,109)
Payments on capital leases and borrowings for asset financing	(475)	(443)
Borrowings for USPS spin transaction	1,114	—
Proceeds from bond issuance	753	647
Proceeds from stock options and other common stock transactions	36	92
Taxes paid related to net share settlements of share-based compensation awards	(20)	(66)
Repurchase of common stock	(447)	(66)
Dividend payments	(105)	(72)
Other financing activities, net	11	1
Net cash used in financing activities	(686)	(621)
Effect of exchange rate changes on cash and cash equivalents	(64)	49
Net increase in cash and cash equivalents	51	1,434
Cash and cash equivalents at beginning of year	2,729	1,268
Cash and cash equivalents at end of period	$2,780	$2,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (2)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net Income				521			521	4	525
Other comprehensive loss					(440)		(440)	(5)	(445)
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(20)	(20)		(20)
Share repurchase program	(5,228)		(251)	(200)			(451)		(451)
Stock option exercises and other common stock transactions	1,354		26				26		26
Dividends declared				(109)			(109)		(109)
Non-controlling interest distributions and other							—	(12)	(12)
Divestiture of USPS			(177)	(1,491)			(1,668)		(1,668)
Balance at September 30, 2018	282,519	$3	$11,848	$136	$(382)	$(105)	$11,500	$337	$11,837

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(1)	141,741	2	9,848				9,850	61	9,911
Net income				415			415	23	438
Other comprehensive income					92		92	5	97
Share-based compensation expense			57				57		57
Acquisition of treasury stock						(61)	(61)		(61)
Share repurchase program	(842)		(36)	(30)			(66)		(66)
Stock option exercises and other common stock transactions	3,745		70				70		70
Dividends declared				(105)			(105)		(105)
Balance at September 30, 2017	285,943	$3	$12,158	$110	$(70)	$(61)	$12,140	$367	$12,507

(1) See Note 3 - "Acquisitions"
(2) 1,241,024 treasury shares as of September 30, 2018

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company") is a world leading independent, end-to-end IT services company, serving nearly 6,000 private and public-sector clients from a diverse array of industries across 70 countries. The company's technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statement of Comprehensive Income as the "statements of comprehensive income," (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended March 31, 2018 ("fiscal 2018") included in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires the Company's management to make estimates and assumptions that affect amounts reported in the financial statements. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. In the opinion of the Company's management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019 ("fiscal 2019").

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

As a result of the Separation, the statements of operations, balance sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented. In addition, USPS is no longer a reportable segment. DXC's reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

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

DXC's IT outsourcing arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements is recognized over time based upon the level of services delivered in the distinct periods in which they are provided using an input method based on time increments. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the client's operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

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

Note 2 - Recent Accounting Pronouncements

Effective April 1, 2018, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

The Company recorded a net increase to opening retained earnings, net of income taxes, of approximately $114 million as of April 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of certain sales commissions of approximately $158 million offset by a reduction in income tax assets and liabilities of approximately $40 million. In addition, the Company has recorded a reduction in contract liabilities of approximately $381 million and other current assets and other assets of $385 million, primarily related to the net down of certain long-term contract asset and contract liability balances and the change in timing of revenue and costs recognized related to our software contracts.
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

DXC reclassified non-service cost components of net periodic pension (income) expense from "costs of services" and "selling, general and administrative" to "other income, net" in the statements of operations for the three and six months ended September 30, 2017. The aggregate service cost component of net periodic pension income remaining in "costs of services" and "selling, general and administrative" is $34 million and $66 million, for the three and six months ended September 30, 2017, respectively.

August 2016 ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"	April 1, 2018 Retrospective
This update addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. This update must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable

ASU 2016-15 requires the company to classify cash receipts related to its beneficial interests in securitization transactions, which is the deferred purchase price (the “DPP”) recorded in connection with the Company's Receivables Securitization Facility, within investing activities in its statements of cash flows. The Company adopted ASU 2016-15 effective April 1, 2018, and retrospectively adjusted prior fiscal periods, using each month’s transactional activity as the unit of account in determining the portions of transferred trade receivables as operating activities and investing activities. The Company is evaluating whether a change is necessary in the unit of account used in determining the portions of transferred trade receivables pertaining to operating activities and investing activities to approximate each day’s transactional activity. The Company is unable to estimate the impact of such change for the current period and may revise its presentation of cash receipts related to the DPP in its next Quarterly Report and reflect the change on a retrospective basis to all periods presented, if practicable. See Note 6 - "Sale of Receivables" for more information about the Receivables Securitization Facility.

November 2016 ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force")	April 1, 2018 Retrospective
This update requires that amounts described as restricted cash or restricted cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update must be applied retrospectively.

DXC reclassified restricted cash to beginning-of-period and end-of-period cash and cash equivalents on the statement of cash flows.

See Note 21 - "Reconciliation of Previously Reported Amounts to Recast Financial Statements" for the financial statement impact of the adoption of these ASU's.

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

DXC is currently evaluating the effect the adoption of this standard will have on its existing accounting policies and the financial statements in future reporting periods. The Company expects there will be a material increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities for lease obligations that are currently classified as operating leases. The Company is in the process of implementing changes to its systems, processes and controls, including the implementation of a lease accounting software solution to comply with the new standard.
DXC expects to adopt certain transition expedients permitted under Topic 842, as follows:

DXC expects to adopt this standard on a modified retrospective basis beginning on the adoption date, with comparative period disclosures following ASC 840 requirements. DXC does not expect to reassess lease determination, lease classification or indirect cost capitalization for leases that commenced prior to the adoption date. DXC does not expect to recognize on the balance sheet leases that both (a) have a ‘lease term’ of 12 months or less and (b) do not contain a ‘reasonably certain’ purchase option.

Other recently issued ASUs effective after September 30, 2018 are not expected to have a material effect on DXC's consolidated financial statements.

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

(1) Includes aggregate adjustments of $203 million received from HPE in accordance with the provisions of the Separation Agreement.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the HPES Merger date. The goodwill recognized with the HPES Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The goodwill arising from the HPES Merger was allocated to the Company's reportable segments as $2.8 billion to the GBS segment, $2.6 billion to the GIS segment and $2.0 billion to the USPS segment. The goodwill is not deductible for tax purposes.

Subsequent to the HPES Merger, the Company divested USPS which was acquired in the HPES Merger. See Note 4 - "Divestitures" for additional information about the divestiture of USPS.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

J. Michael Lawrie serves as DXC's Chairman and Chief Executive Officer and Paul N. Saleh serves as DXC's Chief Financial Officer. Effective as of the Separation, Mr. Lawrie also serves as Chairman of Perspecta and Mr. Saleh also serves as a Director of Perspecta. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial to the Company's financial statements for the three and six months ended September 30, 2018 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of September 30, 2018.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the assets and liabilities of USPS that have been classified as assets and liabilities of discontinued operations:

As of
(in millions)	March 31, 2018
Assets:
Cash and cash equivalents	$68
Receivables, net	432
Prepaid expenses	75
Other current assets	6
Total current assets of discontinued operations	581
Intangible assets, net	912
Goodwill	2,033
Property and equipment, net	283
Other assets	135
Total non-current assets of discontinued operations	3,363
Total assets	$3,944

Liabilities:
Short-term debt and current maturities of long-term debt	$155
Accounts payable	195
Accrued payroll and related costs	22
Accrued expenses and other current liabilities	346
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	789
Long-term debt, net of current maturities	214
Non-current deferred revenue	7
Non-current income tax liabilities and deferred tax liabilities	163
Other long-term liabilities	72
Total long-term liabilities of discontinued operations	456
Total liabilities	$1,245

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the operating results of USPS which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended	Six Months Ended
(in millions)	September 30, 2017	September 30, 2018(1)	September 30, 2017
Revenue	$710	$431	$1,387

Costs of services	509	311	1,045
Selling, general and administrative	34	50	57
Depreciation and amortization	55	33	74
Restructuring costs	4	1	7
Interest expense	5	8	7
Other income, net	—	(25)	—
Total costs and expenses	607	378	1,190
Total income from discontinued operations, before income taxes	103	53	197
Income tax expense	43	18	72
Total income from discontinued operations	$60	$35	$125

(1) Results for the six months ended September 30, 2018 reflect operations through the Separation date of May 31, 2018, not the full six-month period as shown for prior periods.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

	Six Months Ended
(in millions)	September 30, 2018(1)	September 30, 2017
Depreciation	$16	$39
Amortization	$17	$35
Capital expenditures	$—	$(5)
Significant operating non-cash items:
Gain on dispositions	$24	$—

(1)Results for the six months ended September 30, 2018 reflect cash flows through the Separation date of May 31, 2018, not the full six-month period as shown for prior periods.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to DXC common shareholders:
From continuing operations	$262	$196	$486	$290
From discontinued operations	$—	$60	$35	$125

Common share information:
Weighted average common shares outstanding for basic EPS	281.37	284.87	282.89	284.35
Dilutive effect of stock options and equity awards	4.41	4.42	4.64	5.03
Weighted average common shares outstanding for diluted EPS	285.78	289.29	287.53	289.38

Earnings per share:
Basic
Continuing operations	$0.93	$0.69	$1.72	$1.02
Discontinued operations	$—	$0.21	$0.12	$0.44
Total	$0.93	$0.90	$1.84	$1.46

Diluted
Continuing operations	$0.92	$0.67	$1.69	$1.00
Discontinued operations	$—	$0.21	$0.12	$0.43
Total	$0.92	$0.88	$1.81	$1.43

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock Options	—	32,060	—	41,327
RSUs	1,419	20,718	713	36,387
PSUs	—	2,844	—	1,430

Note 6 - Sale of Receivables

Receivables Securitization Facility

The Company has a $600 million accounts receivable securitization facility (as amended or supplemented to date, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell billed and unbilled accounts receivable to DXC Receivables LLC ("DXC Receivables"), a wholly owned bankruptcy-remote entity. DXC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DXC Receivables occur continuously and are

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2018, the total availability under the Receivables Facility was approximately $498 million and the drawn amount was $455 million. As of September 30, 2018, the Company recorded a $43 million receivable within receivables and contract assets, net because the amount of cash proceeds received by the Company under the Receivables were less than the total availability. The Receivables Facility terminates on August 21, 2019, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the balance sheets and was $540 million and $233 million as of September 30, 2018 and March 31, 2018, respectively. On August 22, 2018, the Company amended the Receivables Facility to include additional Sellers and increase the facility limit from $250 million to $600 million. On September 24, 2018, the Company amended the Receivables Facility with the Purchasers and pursuant to this amendment, the Company repurchased certain of its subsidiaries receivables which resulted in a reduction in the DPP of $376 million which is presented as cash inflow from investing activities with a corresponding increase in trade receivables which is included as a cash outflow from operations.

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

Certain obligations of sellers under the Receivables Facility and DXC, as initial servicer, are guaranteed by the Company under a performance guaranty, made in favor of an administrative agent on behalf of the Purchasers. However, the performance guaranty does not cover DXC Receivables’ obligations to pay yield, fees or invested amounts to the administrative agent or any of the Purchasers.

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the Three Months Ended		As of and for the Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$207	$242	$233	$252
Transfers of receivables	2,122	606	2,651	1,154
Collections	(1,378)	(579)	(1,900)	(1,124)
Facility amendments	(442)	—	(442)	—
Fair value adjustment	31	3	(2)	(10)
Ending balance	$540	$272	$540	$272

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	For the Six Months Ended September 30, 2018(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

(1) Results for the six months ended September 30, 2018 reflect operations through the Separation date of May 31, 2018, not the full six-month period.

Note 7 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 8 - "Derivative Instruments" for information about the fair value of our derivative assets and liabilities. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	September 30, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$77	$77	$—	$—
Time deposits(1)	89	89	—	—
Other debt securities (2)	54	—	49	5
Deferred purchase price receivable	540	—	—	540
Total assets	$760	$166	$49	$545

	March 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$84	$84	$—	$—
Time deposits (1)	114	114	—	—
Other debt securities (2)	59	—	53	6
Deferred purchase price receivable	233	—	—	233
Total assets	$490	$198	$53	$239

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total liabilities	$5	$—	$—	$5

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $40 million and $42 million, and unrealized gains of $9 million and $11 million, as of September 30, 2018 and March 31, 2018, respectively.

The fair value of money market funds, money market deposit accounts, and time deposits, reported as cash and cash equivalents, are based on quoted market prices or amounts payable on demand at the reporting date. The fair value of

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $5.0 billion and $6.0 billion as of September 30, 2018 and March 31, 2018, respectively, as compared with carrying value of $5.0 billion and $5.9 billion as of September 30, 2018 and March 31, 2018, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

During the six months ended September 30, 2018, the Company terminated certain interest rate swap agreements which had aggregate notional values of $375 million and fair values of $5 million and derecognized the relative derivative asset. The hedge gain of $5 million will be recognized over the remaining original life of the swap against interest expense in the statements of operations. As of September 30, 2018, the Company had no interest rate swap agreements designated as cash flow hedges.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of September 30, 2018 was $334 million, and the related forecasted transactions extend through February 2020.

For the three and six months ended September 30, 2018 and September 30, 2017, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2018 and September 30, 2017, the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2018, $23 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

The pre-tax loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $15 million and $40 million for the three and six months ended September 30, 2018, respectively. The pre-tax loss on derivatives designated for hedge accounting recognized in income from continuing operations was $5 million for three and six months ended September 30, 2018.

Derivatives not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include interest rate swap agreements and certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Interest rate swap agreements

During the three months ended September 30, 2018, the Company elected to de-designate its interest rate swap agreements. The Company derecognized the related derivative asset and recognized the amount in earnings. The notional amount of interest rate swap agreements outstanding as of September 30, 2018 was $241 million. Gains on interest rate swap agreements not designated for hedge accounting and the recognition of the derivative asset in earnings were not material for the three and six months ended September 30, 2018.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts, and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of September 30, 2018 was $2.8 billion. Losses on foreign currency forward contracts not designated for hedge accounting, recognized within other income, net, were $11 million and $43 million during the three and six months ended September 30, 2018, respectively, and $77 million and $114 million during the three and six months ended September 30, 2017, respectively.

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	September 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$6
Foreign currency forward contracts	Other current assets	—	14
Total fair value of derivatives designated for hedge accounting		$—	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$4	$4
Total fair value of derivatives not designated for hedge accounting		$4	$4

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	September 30, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$27	$3
Total fair value of derivatives designated for hedge accounting:		$27	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$13	$6
Total fair value of derivatives not designated for hedge accounting		$13	$6

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

Other risks

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. As of September 30, 2018, the maximum amount of loss that the Company could incur was not material. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is the Company's policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements.

Note 9 - Intangible Assets

	As of September 30, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,555	$1,996	$1,559
Transition and transformation contract costs	1,464	873	591
Customer related intangible assets	5,294	898	4,396
Other intangible assets	77	21	56
Total intangible assets	$10,390	$3,788	$6,602

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,484	$1,918	$1,566
Transition and transformation contract costs	1,569	766	803
Customer related intangible assets	5,405	666	4,739
Other intangible assets	90	19	71
Total intangible assets	$10,548	$3,369	$7,179

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Total intangible assets amortization was $296 million and $285 million for three months ended September 30, 2018 and September 30, 2017, respectively, and included amortization of contract cost premiums recorded as reductions of revenue of $9 million and $3 million, respectively.

Total intangible assets amortization was $583 million and $479 million for the six months ended September 30, 2018 and September 30, 2017, respectively, and included amortization of contract cost premiums recorded as reductions of revenue of $14 million and $6 million, respectively.

Estimated future amortization related to intangible assets as of September 30, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of 2019	$614
2020	$1,079
2021	$972
2022	$813
2023	$734

Note 10 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2018.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2018, net	$4,531	$3,088	$7,619
Acquisitions	42	—	42
Divestitures	(12)	—	(12)
Foreign currency translation	(151)	(81)	(232)
Balance as of September 30, 2018, net	$4,410	$3,007	$7,417

As a result of the Separation of USPS on May 31, 2018, USPS is no longer a reportable segment.

The foreign currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company’s annual goodwill impairment assessment as of July 1, 2018 the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

As of September 30, 2018, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.1)% - 0.02%(2)	2019	$813	$863
Current maturities of long-term debt	Various	2019 - 2020	229	439
Current maturities of capitalized lease liabilities	1.0% - 12.0%	2019 - 2020	576	616
Short-term debt and current maturities of long-term debt			$1,618	$1,918

Long-term debt, net of current maturities
GBP term loan	1.3%(3)	2019	$241	$260
EUR term loan	0.65% - 1.75%(4)	2020	—	493
AUD term loan	2.9% - 3.2%(5)	2022	188	210
EUR term loan	0.9%(6)	2022	—	187
USD term loan	3.1% - 3.3%(7)	2022	—	899
$500 million Senior notes	2.875%	2020	501	502
$650 million Senior notes	2.96%(8)	2021	646	646
$274 million Senior notes	4.45%	2023	277	278
$171 million Senior notes	4.45%	2023	173	173
$500 million Senior notes	4.25%	2025	507	507
£250 million Senior notes	2.75%	2025	322	346
€650 million Senior notes	1.75%	2026	750	—
$500 million Senior notes	4.75%	2028	509	509
$234 million Senior notes	7.45%	2030	276	277
Lease credit facility	2.8% - 3.2%	2019 - 2023	35	46
Capitalized lease liabilities	1.0% - 12.0%	2019 - 2024	1,226	1,235
Borrowings for assets acquired under long-term financing	2.3% - 4.0%	2019 - 2023	382	405
Mandatorily redeemable preferred stock outstanding	6.0%	2023	62	61
Other borrowings	0.5% - 7.4%	2019 - 2022	119	113
Long-term debt			6,214	7,147
Less: current maturities			805	1,055
Long-term debt, net of current maturities			$5,409	$6,092

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion.

(2)	Approximate weighted average interest rate.
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
(8) Three-month LIBOR plus 0.95%.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Term Loans

Interest on the Company's terms loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior Notes due 2025 and €650 million Senior Notes due 2026 which is payable annually in arrears, and interest on the $650 million Senior Notes due 2021 which is payable quarterly in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Subsequent to September 30, 2018, DXC entered into a term loan credit agreement maturing on January 15, 2022, in an aggregate principal amount of £450 million, the proceeds of which were used to repay the £185 million term loan due January 15, 2019 and $150 million of the $650 million Senior Notes due 2021. The Company has excluded the £185 million term loan maturing on January 15, 2019 from short-term debt and current maturities of long-term debt and included the liability in long-term debt, net of current maturities.

Note 12 - Revenue

Revenue Recognition

The following table presents our revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017 (1)	September 30, 2018	September 30, 2017 (1)
United States	$1,863	$2,083	$3,750	$4,066
United Kingdom	760	835	1,560	1,633
Australia	391	411	845	837
Other Europe	1,263	1,322	2,610	2,568
Other International	736	802	1,530	1,585
Total Revenues	$5,013	$5,453	$10,295	$10,689

(1) Prior period amounts have not been recast under the modified retrospective transition method.

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of September 30, 2018, approximately $30.4 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 24% of these remaining performance obligations in Fiscal 2019, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	As of
(in millions)	September 30, 2018	April 1, 2018
Trade receivables, net	$3,140	$3,937
Contract assets	$342	$444
Contract liabilities	$1,743	$2,053

Change in contract liabilities were as follows:

(in millions)	Three months ended September 30, 2018	Six months ended September 30, 2018
ASC 605 Balance, beginning of period (1)	$—	$2,434
Adjustment related to Topic 606 adoption (1)	—	(381)
ASC 606 Balance, beginning of period	1,881	2,053
Deferred revenue	569	1,172
Recognition of deferred revenue	(665)	(1,307)
Currency translation adjustment	(19)	(137)
Other	(23)	(38)
Balance, end of period	$1,743	$1,743

(1) ASC 606 was adopted at the beginning of fiscal 2019, as such there was no ASC 605 balance at the beginning of the period or cumulative adjustment related to Topic 606 adoption for the three months ended September 30, 2018.

The following table provides information about the Company’s capitalized costs to obtain and fulfill a contract:

(in millions)	As of September 30, 2018
Capitalized sales commission cost (1)	$182
Transition and transformation contract costs, net (2)	$591

(1) Capitalized sales commission costs are included within other assets in the accompanying balance sheets. For the three and six months ended September 30, 2018, amortization expense of $12 million and $26 million, respectively, related to the capitalized sales commission assets is included in selling, general, and administrative expenses in the accompanying statements of operations.
(2) Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as intangible assets in the accompanying balance sheets. For the three and six months ended September 30, 2018, amortization expense of $73 million and $129 million, respectively, is included within depreciation and amortization in the accompanying statements of operations.

Financial Statement Impact

The impact of adoption of ASC 606 on the selected captions of the Company's statements of operations and balance sheets was as follows:

Statement of Operations (Selected Captions)
	Three Months Ended September 30, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$5,013	$5,009	$4
Costs of services	$3,518	$3,521	$(3)
Selling, general and administrative	$569	$583	$(14)
Interest income	$(33)	$(36)	$(3)
Income tax expense	$73	$69	$4
Net income attributable to DXC common stockholders	$262	$248	$14

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Statement of Operations (Selected Captions)
	Six Months Ended September 30, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$10,295	$10,281	$14
Costs of services	$7,385	$7,388	$(3)
Selling, general and administrative	$1,009	$1,036	$(27)
Interest income	$(65)	$(72)	$(7)
Income tax expense	$202	$194	$8
Net income attributable to DXC common stockholders	$521	$492	$29

Balance Sheet (Selected Captions)
	As of September 30, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Receivables and contract assets, net of allowance for doubtful accounts	$4,928	$4,936	$(8)
Other current assets	$477	$519	$(42)
Deferred income taxes, net	$326	$338	$(12)
Other assets	$2,441	$2,548	$(107)

Liabilities:
Accrued expenses and other current liabilities	$3,268	$3,268	$—
Deferred revenue and advance contract payments	$1,442	$1,520	$(78)
Income taxes payable	$94	$81	$13
Non-current deferred revenue	$301	$562	$(261)
Non-current income tax liabilities and deferred tax liabilities	$1,219	$1,198	$21

Equity:
Retained earnings	$136	$(4)	$140
Accumulated other comprehensive loss	$(382)	$(378)	$(4)

The adoption of ASC 606 did not materially impact the statement of cash flows.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 13 - Restructuring Costs

The Company recorded restructuring costs of $157 million and $188 million, net of reversals, for the three months ended September 30, 2018 and September 30, 2017, respectively. For the six months ended September 30, 2018 and September 30, 2017, the Company recorded $342 million and $375 million, net of reversals, respectively. The costs recorded during the three and six months ended September 30, 2018 were largely a result of the Fiscal 2019 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	September 30, 2018
Accrued expenses and other current liabilities	$415
Other long-term liabilities	143
Total	$558

Summary of Restructuring Plans

Fiscal 2019 Plan

During the six months ended September 30, 2018, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets.

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global datacenter restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $813 million, comprising $616 million in workforce reductions and $197 million of facilities costs.

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Costs incurred to date under the Fiscal 2017 Plan total $215 million, comprising $207 million in workforce reductions and $8 million of facilities costs.

Other Prior Year Plans

Other prior year plans are comprised of the Fiscal 2016 Plan and Fiscal 2015 Plan. As of September 30, 2018, activities under these plans are substantially complete.

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2018	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of September 30, 2018
Fiscal 2019 Plan
Workforce Reductions	$—	$241	$—	$(66)	$(3)	$172
Facilities Costs	—	112	(5)	(30)	(1)	76
Total	$—	$353	$(5)	$(96)	$(4)	$248

Fiscal 2018 Plan
Workforce Reductions	$257	$(8)	$—	$(106)	$(14)	$129
Facilities Costs	98	(5)	(3)	(29)	(5)	56
Total	$355	$(13)	$(3)	$(135)	$(19)	$185

Fiscal 2017 Plan
Workforce Reductions	$19	$—	$—	$(10)	$(1)	$8
Facilities Costs	3	(1)	—	(2)	—	—
Total	$22	$(1)	$—	$(12)	$(1)	$8

Other Prior Year Plans
Workforce Reductions	$4	$—	$—	$(1)	$—	$3
Facilities Costs	2	—	—	—	—	2
Total	$6	$—	$—	$(1)	$—	$5

Acquired Liabilities
Workforce Reductions	$110	$2	$—	$(23)	$(2)	$87
Facilities Costs	$27	1	—	(3)	—	25
Total	$137	$3	$—	$(26)	$(2)	$112

(1) Costs expensed, net of reversals include $15 million, $1 million and $1 million of costs reversed from the Fiscal 2018 Plan, the Fiscal 2017 Plan and Other Prior Year Plans, respectively.
(2) Asset impairments.
(3) Foreign currency translation adjustments.

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

The Company contributed $13 million and $40 million to the defined benefit pension and other post-retirement benefit

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

plans during the three and six months ended September 30, 2018, respectively. The Company expects to contribute an additional $42 million during the remainder of fiscal 2019, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$22	$34	$45	$66
Interest cost	63	61	128	121
Expected return on assets	(138)	(132)	(287)	(260)
Amortization of prior service costs	(6)	(4)	(7)	(8)
Contractual termination benefit	—	2	—	11
Curtailment gain	—	—	(1)	—
Net periodic pension income	$(59)	$(39)	$(122)	$(70)

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

The weighted-average rates used to determine net periodic pension cost for the three and six months ended September 30, 2018 and September 30, 2017 were:

	September 30, 2018	September 30, 2017
Discount or settlement rates	2.3%	2.5%
Expected long-term rates of return on assets	5.3%	4.9%
Rates of increase in compensation levels	2.1%	2.7%

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, was $66 million as of September 30, 2018 and $65 million as of March 31, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 15 - Income Taxes

The Company's effective tax rate from continuing operations ("ETR") was 22.0% and 27.8% for the three months ended September 30, 2018 and September 30, 2017, respectively, and 29.2% and 16.5% for the six months ended September 30, 2018 and September 30, 2017, respectively. For the three months ended September 30, 2018, the primary unfavorable drivers of the ETR were global mix of income; increase in state tax expense due to remeasurement of deferred taxes, and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to the filing of the October 31, 2017 U.S. federal tax return and a decrease in valuation allowances on certain foreign subsidiary deferred tax assets. For the six months ended September 30, 2018, the primary unfavorable drivers of the ETR were the global mix of income; the increase in the provisional transition tax and the impact of the U.S. proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to filing of the October 31, 2017 U.S. federal tax return and net decrease in valuation allowances on certain foreign deferred tax assets. For the three and six months ended September 30, 2017, the primary drivers of the ETR were the change in global mix of income due to the HPES Merger, the reduction of a deferred tax liability recorded on the outside basis difference of a foreign subsidiary due to current year earnings and taxes, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of legacy CSC.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act effective in the reporting period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

As of September 30, 2018, our accounting for the Act is incomplete. However, as noted in our fiscal 2018 Annual Report on Form 10-K, the Company was able to make reasonable estimates of certain effects and recorded provisional adjustments. We expect to complete our accounting within the measurement period for all provisional amounts.

For the following provisional items, we did not record any additional measurement period adjustments during the period ended September 30, 2018, for the following reasons:

Deemed repatriation transition tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To determine the amount of the transition tax the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings and the impact of IRS Notice 2018-26 and proposed regulations. The Company was able to make a reasonable estimate of the transition tax and recorded a provisional discrete income tax expense and related liability of $361 million in fiscal 2018 and an additional income tax liability of $25 million in the period ended June 30, 2018. The total transition tax obligation to date of $386 million has been recorded. The transition tax obligation is payable over up to eight years. The Company is continuing to gather additional information to compute the amount of the transition tax, including further analysis regarding the amount and composition of the Company’s and HPES’s historical foreign earnings and non-U.S. income taxes.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Permanent reinvestment assertion: Beginning January 1, 2018, the Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. During fiscal 2018 the Company recorded a provisional estimate for those subsidiaries for which we were able to make a reasonable estimate of the tax effects of such repatriation for withholding taxes, state taxes, and India dividend distribution tax of $12 million, $7 million and $80 million, respectively. The Company has not completed its analysis of the foreign tax rules for certain foreign subsidiaries. In addition, guidance may be released by various state jurisdictions, which could also impact these estimates.

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

For the following provisional items, incremental measurement adjustments were recognized during the period ended September 30, 2018, but the items are still determined to be provisional for the following reasons:

Global intangible low taxed income ("GILTI"): The Company continues to evaluate the impact of the GILTI provisions under the Act, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of the U.S. tax cost of GILTI in its full-year forecasted ETR for fiscal 2019 of $18 million, it has not completed its analysis and has not elected an accounting method during the current period. Adjustments related to the amount of GILTI tax recorded in its financial statements may be required based on the outcome of this election.

Reduction of US federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, the Company previously recorded a provisional deferred income tax discrete benefit of $338 million, resulting in a $338 million decrease in net deferred tax liabilities as of March 31, 2018. The Company filed its October 31, 2017 U.S. federal tax return in the period ending September 30, 2018 which impacted the provisional amount recorded. The adjustment was not material. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate tax rate, the final amount will be impacted by changes in deferred tax balances prior to the end of the measurement period when the reversal of the deferred tax assets and liabilities are known. The full amount of provisional remeasurement was recorded in fiscal year 2018 as part of continuing operations.

Capital expensing: During fiscal 2018 the Company recorded a provisional benefit of $87 million based on its intent to fully expense all qualifying expenses. This resulted in a decrease of approximately $87 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. The Company filed its October 31, 2017 U.S. federal tax return in the period ending September 30, 2018. The adjustment was not material. The Company has not yet completed all of the computations necessary or completed an inventory of its expenditures that qualify for immediate expensing to determine a reasonable estimate. The income tax effects for this change in law require further analysis due to the volume of data required to complete the calculations.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The tax expense associated with discontinued operations was $0 million and $43 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The tax expense associated with discontinued operations was $18 million and $72 million for the six months ended September 30, 2018 and September 30, 2017, respectively. The primary driver of the variance in the tax expense for these periods was the difference in income before tax for the respective periods.

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

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some, but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through April 30, 2019. In October 2018, the HPES IRS exam related to fiscal years 2008 and 2009 was resolved resulting in a refund due to Perspecta that relates to a pre-HPES merger period. The refund due to Perspecta will reduce the $162 million indemnification receivable from Perspecta and correspondingly reduce the indemnification payable to HPE by approximately $68 million.

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

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $24 million to $25 million, excluding interest, penalties and tax carry-forwards.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

	Fiscal 2019			Fiscal 2018
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount(1) (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	3,779,194	$85.86	$324	250,000	$77.39	$19
2nd Quarter	1,448,729	$87.16	$127	591,505	$78.20	$47
Total	5,227,923	$86.22	$451	841,505	$77.96	$66

(1) DXC recorded $9 million as an accrued liability for shares purchased but not yet settled in cash as of September 30, 2018.

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(408)	(30)	(1)	—	(439)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	(6)	(1)
Balance at September 30, 2018	$(669)	$(16)	$8	$295	$(382)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(458)	$20	$—	$276	$(162)
Current-period other comprehensive income (loss)	109	(5)	—	—	104
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(7)	(12)
Balance at September 30, 2017	$(354)	$15	$—	$269	$(70)

Note 17 - Stock Incentive Plans

Equity Plans

As a result of the Separation of USPS, shared-based awards issued by the Company were modified. The number of stock options and exercise price were adjusted to generally preserve the intrinsic value immediately prior to the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Under the terms of the CSC Equity Incentive Plans and the individual award agreements, all unvested equity incentive awards, including all stock options and CSC RSUs held by all participants under the plans, including its named executive officers and directors, are subject to accelerated vesting in whole or in part upon the occurrence of a change in control or upon the participant’s termination of employment on or after the occurrence of a change in control under certain circumstances ("CIC events"). As a result of CIC events triggered by the HPES Merger, approximately 3.6 million unvested awards became vested on April 1, 2017 and $26 million of incremental stock compensation expense was recognized. CSC options granted in fiscal 2017 vested 33% upon the HPES Merger; the remaining 67% were converted into DXC RSUs based on the accounting value of the options. These RSUs will vest on the second and third anniversaries of the original option grant date. For equity incentive awards granted by HPE under HPE equity incentive plans to HPES prior to the HPES Merger, outstanding options (vested and unvested) and unvested RSU awards were converted upon the HPES Merger into economically equivalent DXC option and RSU awards, with terms and conditions substantially the same as the terms of such awards prior to the HPES Merger.

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

The Company also grants PSUs, which generally vest over a period of 3 years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a 3-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for up to 25% of the shares granted to be earned after the first and second fiscal years if certain of the Company's performance targets are met early, subject to vesting based on the participant's continued employment through the end of the 3-year performance period.

The terms of the DXC Director Equity Plan allow DXC to grant RSU awards to non-employee directors of DXC. Such RSU awards vest in full at the earlier of (i) the first anniversary of the grant date or (ii) the next annual meeting date, and are automatically redeemed for DXC common stock and dividend equivalents either at that time or, if an RSU

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

deferral election form is submitted, upon the date or event elected by the director. Distributions made upon a director’s separation from the Board may occur in either a lump sum or in annual installments over periods of 5, 10, or 15 years, per the director’s election. In addition, RSUs vest in full upon a change in control of DXC.

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 2,877 and 5,495 shares purchased under this plan during the three and six months ended September 30, 2018.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of September 30, 2018
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	21,878,972
DXC Director Equity Plan	230,000	104,310
DXC Share Purchase Plan	250,000	243,031
Total	34,680,000	22,226,313

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018(1)	2,933,501	$32.54	5.24	$185
Granted	—	$—
Issued due to Separation modification	400,170	$31.72
Exercised	(676,021)	$37.62		$35
Canceled/Forfeited	(6,825)	$31.02
Expired	—	$—
Outstanding as of September 30, 2018	2,650,825	$31.13	5.00	$165
Vested and expected to vest in the future as of September 30, 2018	2,648,720	$31.11	5.00	$165
Exercisable as of September 30, 2018	2,629,871	$30.97	4.99	$164

(1) The amount of the weighted average exercise price per share has been revised to reflect the impact of the Separation.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2018(1)	3,985,616	$47.25	66,386	$37.26
Granted	816,973	$81.09	19,200	$87.88
Issued due to Separation modification	649,649	$51.97	10,488	$37.69
Settled	(695,632)	$46.13	(18,960)	$54.30
Canceled/Forfeited	(516,527)	$56.65	—	$—
Outstanding as of September 30, 2018	4,240,079	$53.54	77,114	$45.74

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total share-based compensation cost	$19	$17	$41	$57
Related income tax benefit	$3	$6	$6	$19
Total intrinsic value of options exercised	$25	$45	$35	$74
Tax benefits from exercised stock options and awards	$14	$18	$19	$53

As of September 30, 2018, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was less than $1 million and $143 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.06 years.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017
Cash paid for:
Interest	$149	$91
Taxes on income, net of refunds	$74	$72

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$28	$3
Capital expenditures through capital lease obligations	$396	$109
Deferred purchase price receivable	$716	$53
Assets acquired under long-term financing	$76	$236
Financing:
Dividends declared but not yet paid	$54	$52
Stock issued for the acquisition of HPES	$—	$9,850

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

As a result of the Separation, USPS is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for all periods presented. See Note 4 - "Divestitures." DXC now operates in two reportable segments as described below:

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2018
Revenues	$2,111	$2,902	$5,013	$—	$5,013
Segment profit	$400	$473	$873	$(74)	$799
Depreciation and amortization(1)	$16	$305	$321	$31	$352

Three Months Ended September 30, 2017
Revenues	$2,311	$3,142	$5,453	$—	$5,453
Segment profit	$369	$450	$819	$(79)	$740
Depreciation and amortization(1)	$15	$298	$313	$24	$337

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2018
Revenues	$4,324	$5,971	$10,295	$—	$10,295
Segment profit	$803	$947	$1,750	$(148)	$1,602
Depreciation and amortization(1)	$36	$586	$622	$66	$688

Six Months Ended September 30, 2017
Revenues	$4,578	$6,111	$10,689	$—	$10,689
Segment profit	$643	$721	$1,364	$(54)	$1,310
Depreciation and amortization(1)	$51	$471	$522	$47	$569

1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $132 million and $145 million for the three months ended September 30, 2018 and 2017, respectively, and $267 million and $255 million for the six months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Profit
Total profit for reportable segments	$873	$819	$1,750	$1,364
All other loss	(74)	(79)	(148)	(54)
Interest income	33	16	65	32
Interest expense	(83)	(73)	(168)	(147)
Restructuring costs	(157)	(188)	(342)	(375)
Transaction, separation and integration-related costs	(128)	(66)	(198)	(190)
Amortization of acquired intangible assets	(132)	(145)	(267)	(255)
Income from continuing operations before income taxes	$332	$284	$692	$375

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of September 30, 2018 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2019	$1,529
2020	2,243
2021	573
2022	329
2023	327
Thereafter	163
Total	$5,164

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2018:

(in millions)	Fiscal 2019	Fiscal 2020	Fiscal 2021 and Thereafter	Totals
Surety bonds	$40	$299	$97	$436
Letters of credit	122	68	294	484
Stand-by letters of credit	36	27	85	148
Totals	$198	$394	$476	$1,068

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

On November 9, 2016, CSC filed motions to dismiss the amended complaints in their entirety. On August 10, 2017, the Court granted in part and denied in part the motions to dismiss, allowing the remaining causes of action to proceed. On January 9, 2018, the Company answered the complaints, and asserted a counterclaim against the State of New York on a theory of contribution and indemnification. On January 30, 2018, the State of New York filed a motion to dismiss the Company’s counterclaim. In a ruling dated September 20, 2018, the Court allowed the Company’s counterclaim for indemnification to proceed with respect to liability for claims not arising under the Federal False Claims Act. The Parties participated in a non-binding mediation on November 29, 2017, but no settlement has been reached to date. Although deferred pending mediation, discovery has now commenced. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

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

A jury trial commenced on December 11, 2017. On December 20, 2017, the jury returned a verdict in favor of plaintiffs, finding that the Company had misclassified the class of employees as exempt under federal and state laws, and finding that it had done so willfully. In a ruling dated September 21, 2018, the Court denied the Company’s motions for judgment as a matter of law, and for decertification. Further rulings on the scope of damages are pending. The Company disagrees with the verdict and intends to continue to defend itself vigorously, including by appealing the verdict and the final judgment of the Court.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10, 2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. On March 2, 2018, the Texas court denied the venue transfer motion. The pending vacatur motion was accordingly transferred to the Texas court, and a new memorandum of law in support of the motion was filed in that jurisdiction on March 30, 2018. On August 27, 2018, the Magistrate Judge issued its Report and Recommendation denying the vacatur motion. On September 10, 2018, the Company filed its objections to this report to the United States District Judge who reviews the decision de novo. On September 18, 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. On September 27, 2018, the Company filed a notice of appeal to the Fifth Circuit Court of Appeals. The Company has also paid the portion of the judgment that is uncontested on appeal, and Kemper recorded this partial satisfaction of the judgment on September 26, 2018.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. Accordingly, the Court has stayed the entire action pending arbitration for these individuals, and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the Court held that a joint arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that joint arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has selected a single arbitrator to conduct the proceedings. An initial case management conference before the arbitrator was held on June 29, 2018. Pursuant to the release agreements, however, mediation is a precondition to arbitration. A mediation was held on October 4-5, 2018, and a settlement was reached with all 16 named and opt-in plaintiffs who were compelled to arbitrate. A settlement agreement has been signed. The case will continue to proceed in Court, however, with respect to other putative class members. Former business units of the Company now owned by Perspecta will be proportionately liable for any recovery by plaintiffs in this matter.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 21 - Reconciliation of Previously Reported Amounts to Recast Financial Statements

As described in Note 2 - "Recent Accounting Pronouncements," during the first quarter of fiscal 2019, the Company adopted ASU's 2017-07, 2016-18 and 2016-15. The adoption of these standards requires the Company to recast each prior period presented consistent with the new guidance. As described in Note 4 - "Divestitures," on May 31, 2018, the Company completed the Separation of USPS. As a result, the results of operations and financial position of USPS are reflected in the accompanying statements of operations and balance sheets as discontinued operations and each prior period presented has been recast to present USPS as a discontinued operation.

A reconciliation of the amounts previously reported for the three and six months ended September 30, 2017 in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 to those as adjusted within the accompanying financial statements is shown in the tables below for selected financial amounts:

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2017
(in millions)	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2017-07	As Adjusted
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,312	$(509)	$67	$3,870
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	$672	$(34)	$6	$644
Other expense (income), net	$1	$—	$(73)	$(72)

Condensed Consolidated Statement of Operations	Six Months Ended September 30, 2017
(in millions)	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2017-07	As Adjusted
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,100	$(1,045)	$124	$8,179
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	$1,082	$(57)	$12	$1,037
Other income, net	$(80)	$—	$(136)	$(216)

Condensed Consolidated Statement of Cash Flows	Six Months Ended September 30, 2017
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	Retrospective Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$1,543	$(33)	$—	$1,510
Net cash provided by investing activities	$437	$33	$26	$496
Cash and cash equivalents at beginning of year	$1,263	$—	$5	$1,268
Cash and cash equivalents at end of period	$2,671	$—	$31	$2,702

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 22 - Subsequent Events

Acquisitions

On October 1, 2018 DXC acquired Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems (MMIS) business, from Molina Healthcare, Inc. The combination of DXC and MMS strengthens DXC’s ability to provide high quality services to state agencies in the administration of Medicaid programs, including business processing, information technology development and administrative services. On October 1, 2018 DXC also acquired System Partners, a Salesforce Platinum partner in Australia and New Zealand, and argodesign, a product design consultancy based in the United States. On November 2, 2018, DXC acquired TESM, a ServiceNow partner in the United Kingdom, and BusinessNow, a ServiceNow partner in the Nordics.

Share Repurchase Program

On November 8, 2018, DXC announced that its board of directors has approved an incremental $2.0 billion share repurchase authorization. As of October 31, 2018, the Company had $1.3 billion remaining under its previous repurchase authorization. Combined with this authorization, DXC has a current buyback authorization of $3.3 billion.

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

•
the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three and six months ended September 30, 2018. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

The MD&A is organized into the following sections:

•	Background

•	Segments and Services

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

Background

DXC is a world leading independent, end-to-end IT services company, serving nearly 6,000 private and public sector clients from a diverse array of industries across 70 countries. Our technology independence, global talent and extensive partner network deliver transformative digital offerings and solutions that help clients harness the power of innovation to thrive on change.

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

Global Infrastructure Services

GIS provides a portfolio of offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for clients. GIS offerings include:

•	Cloud and Platform Services. We help clients maximize their private cloud, public cloud and legacy infrastructures, as well as securely manage their hybrid environments.

•	Workplace and Mobility. Our workplace, mobility and Internet of Things ("IoT") services provide a consumer-like experience with enterprise security and instant connectivity for our clients.

•	Security. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

Results of Operations

The following table calculates the period-over-period changes in the statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	September 30, 2018	September 30, 2017	Change	Percentage Change
Revenues	$5,013	$5,453	$(440)	(8.1)%
Total costs and expenses	4,681	5,169	(488)	(9.4)%
Income from continuing operations before income taxes	332	284	48	16.9%
Income tax expense	73	79	(6)	(7.6)%
Income from continuing operations	259	205	54	26.3%
Income from discontinued operations, net of taxes	—	60	(60)	(100.0)%
Net income	$259	$265	$(6)	(2.3)%

Diluted earnings per share from continuing operations	$0.92	$0.67	$0.25	37.3%

	Six Months Ended
(In millions, except per-share amounts)	September 30, 2018	September 30, 2017	Change	Percentage Change
Revenues	$10,295	$10,689	$(394)	(3.7)%
Total costs and expenses	9,603	10,314	(711)	(6.9)%
Income from continuing operations before income taxes	692	375	317	84.5%
Income tax expense	202	62	140	225.8%
Income from continuing operations	490	313	177	56.5%
Income from discontinued operations, net of taxes	35	125	(90)	(72.0)%
Net income	$525	$438	$87	19.9%

Diluted earnings per share from continuing operations	$1.69	$1.00	$0.69	69.0%

Fiscal 2019 Highlights

Financial highlights for the second quarter and first six months of fiscal 2019 include the following:

•
Revenues for the second quarter and first six months of fiscal 2019 were $5.0 billion and $10.3 billion, respectively, a decrease of 8.1% and 3.7%, respectively, as compared to same periods of the prior fiscal year.

•
Income from continuing operations and diluted EPS from continuing operations for the second quarter of fiscal 2019 were $259 million and $0.92, respectively, including the cumulative impact of certain items of $314 million, reflecting restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets. This compares with income from continuing operations and diluted EPS from continuing operations of $205 million and $0.67, respectively, for the same period of the prior fiscal year.

•
Income from continuing operations and diluted EPS from continuing operations for the first six months of fiscal 2019 were $490 million and $1.69, respectively, including the cumulative impact of certain items of $647 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $313 million and $1.00, respectively, for the same period of the prior fiscal year.

•	Our cash and cash equivalents increased to $2.8 billion as of September 30, 2018 from $2.6 billion as of March 31, 2018.

•	Net cash provided by operating activities was $885 million during the first six months of fiscal 2019, as compared to $1,510 million during the first six months of fiscal 2018.

•
We returned $552 million to shareholders in the form of common stock dividends and share repurchases during the first six months of fiscal 2019, as compared to $138 million during the first six months of fiscal 2018.

Revenues

Our revenues for the second quarter and first six months of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
GBS	$2,111	$2,311	$(200)	(8.7)%
GIS	2,902	3,142	(240)	(7.6)%
Total Revenues	$5,013	$5,453	$(440)	(8.1)%

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
GBS	$4,324	$4,578	$(254)	(5.5)%
GIS	5,971	6,111	(140)	(2.3)%
Total Revenues	$10,295	$10,689	$(394)	(3.7)%

During the second quarter and first six months of fiscal 2019 and fiscal 2018, the distribution of our revenues across geographies was as follows:

As a global company, approximately 64% of our revenues for the first six months of fiscal 2019 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency September 30, 2018	September 30, 2017	Change	Percentage Change
GBS	$2,151	$2,311	$(160)	(6.9)%
GIS	2,962	3,142	(180)	(5.7)%
Total	$5,113	$5,453	$(340)	(6.2)%

	Six Months Ended
(in millions)	Constant Currency September 30, 2018	September 30, 2017	Change	Percentage Change
GBS	$4,314	$4,578	$(264)	(5.8)%
GIS	5,940	6,111	(171)	(2.8)%
Total	$10,254	$10,689	$(435)	(4.1)%

Our revenues were $5,013 million in the second quarter of fiscal 2019, a decrease of 8.1% compared to the second quarter of fiscal 2018. Revenues for the second quarter of fiscal 2019 included an unfavorable foreign currency exchange rate impact of 1.9%, primarily driven by by the strengthening of the U.S. dollar in the majority of our international markets.

Our revenues were $10,295 million in the first six months of fiscal 2019, a decrease of 3.7% compared to the first six months of fiscal 2018. Revenues for the first six months of fiscal 2019 included a favorable foreign currency exchange rate impact of 0.4%, primarily driven by the strengthening of the Euro and British Pound against the U.S. dollar.

Global Business Services

GBS revenue was $2,111 million in the second quarter and $4,324 million in the first six months of fiscal 2019, a decrease of 8.7% and 5.5%, respectively, compared to the corresponding periods in fiscal 2018. GBS revenue in constant currency decreased 6.9% and 5.8% in the second quarter and first six months of fiscal 2019, respectively, as compared to the corresponding periods in fiscal 2018. The decrease in GBS revenue in fiscal 2019 periods reflects a decline in the traditional application maintenance and management business. This was partially offset by growth in our enterprise and cloud applications business.

For the second quarter and first six months of fiscal 2019, GBS contract awards were $2.2 billion and $4.2 billion, respectively, compared to $2.5 billion and $4.9 billion in the corresponding periods of fiscal 2018.

Global Infrastructure Services

GIS revenue was $2,902 million in the second quarter and $5,971 million in the first six months of fiscal 2019, a decrease of 7.6% and 2.3%, respectively, compared to the corresponding periods in fiscal 2018. GIS revenue in constant currency decreased 5.7% and 2.8% in the second quarter and fist six months of fiscal 2019, respectively, as compared to the corresponding periods in fiscal 2018. The decrease in GIS revenue in fiscal 2019 periods reflects the timing of client migrations from traditional to cloud environments.

For the second quarter and first six months of fiscal 2019, GIS contract awards were $2.5 billion and $5.1 billion, respectively, compared to $2.8 billion and $6.5 billion in the corresponding periods of fiscal 2018.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,518	$3,870	70.1%	71.1%	(1.0)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	569	644	11.4	11.8	(0.4)
Depreciation and amortization	484	482	9.7	8.8	0.9
Restructuring costs	157	188	3.1	3.4	(0.3)
Interest expense	83	73	1.7	1.3	0.4
Interest income	(33)	(16)	(0.7)	(0.3)	(0.4)
Other income, net	(97)	(72)	(1.9)	(1.3)	(0.6)
Total costs and expenses	$4,681	$5,169	93.4%	94.8%	(1.4)%

	Six Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,385	$8,179	71.8%	76.5%	(4.7)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,009	1,037	9.8	9.7	0.1
Depreciation and amortization	955	824	9.3	7.7	1.6
Restructuring costs	342	375	3.3	3.5	(0.2)
Interest expense	168	147	1.6	1.4	0.2
Interest income	(65)	(32)	(0.6)	(0.3)	(0.3)
Other income, net	(191)	(216)	(1.9)	(2.0)	0.1
Total costs and expenses	$9,603	$10,314	93.3%	96.5%	(3.2)%

The 1.4% and 3.2% improvement in costs and expenses as a percentage of revenue for the second quarter and first six months of fiscal 2019, respectively, reflects continued execution of our major synergy initiatives, including workforce optimization, supply chain efficiencies and rationalization of our real estate footprint.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.5 billion and $7.4 billion for the second quarter and first six months of fiscal 2019, respectively. COS decreased $0.4 billion and $0.8 billion, or 1.0% and 4.7% as a percentage of revenue, during the second quarter and first six months of fiscal 2019, respectively, as compared to the same periods of the prior fiscal year. These decreases were driven by headcount reduction and procurement efficiencies. Employee labor costs, as a percentage of revenue, decreased in both segments and across our geographic regions, year-over-year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $569 million and $1,009 million for the second quarter and first six months of fiscal 2019, respectively. The $75 million decrease in SG&A in the second quarter reflects the previously disclosed classification error in the prior year statement of operations, which resulted in an overstatement of approximately $124 million to SG&A and an understatement of $124 million to COS for the second quarter of fiscal 2018, after giving effect to the Separation. This error had no impact on the year-over-year comparison for the six month periods. SG&A expense as a percentage of revenue for the first six months of fiscal 2019 was consistent on a year-over-year basis.

Transaction, separation and integration-related costs of $128 million and $198 million were included in SG&A for the second quarter and first six months of fiscal 2019, respectively, as compared to $66 million and $190 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense decreased $3 million and amortization expense increased $5 million for the second quarter of fiscal 2019, compared to the second quarter fiscal 2018. For the first six months of fiscal 2019, depreciation expense increased $35 million and amortization expense increased $96 million compared to the first six months of fiscal 2018.

The increase in depreciation expense for the first six months of fiscal 2019 was due to an increase in depreciable assets for the six months ended September 30, 2018 as compared to the same period in the prior fiscal year.

The increase in amortization expense for the first six months of fiscal 2019 was primarily due to the acceleration of amortization related to transition and transformation contract costs and an increase in software as compared the first six months of fiscal 2019.

Restructuring Costs

During fiscal 2019, management approved global cost savings initiatives designed to better align our organizational structure with our strategic initiatives and continue the integration of HPES and other acquisitions. During the second quarter and the first six months of fiscal 2019, restructuring costs, net of reversals, were $157 million and $342 million, respectively, as compared to $188 million and $375 million during the same periods of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 13 - "Restructuring Costs."

Interest Expense and Interest Income

Interest expense in the second quarter and first six months of fiscal 2019 increased $10 million and $21 million, respectively, over the same periods in the prior fiscal year. The increase in interest expense was primarily due to our cross currency cash pool arrangements and is offset by interest income resulting from those arrangements.

Interest income in the second quarter and first six months of fiscal 2019 increased $17 million and $33 million, respectively, over the same periods in the prior fiscal year. The year-over-year increase in interest income was due to an increase in cash balances in countries with higher interest rates.

Other Income, Net

Other income, net, which includes non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates, gain on sale of non-operating assets and other miscellaneous gains and losses increased $25 million year-over-year for the second quarter of fiscal 2019.

The $25 million decrease in other income, net for the first six months of fiscal 2019, as compared to the same period of fiscal 2018, was due to a year-over-year unfavorable foreign currency impact of $90 million resulting primarily from the change in the functional currency of a European holding company during the first six months of fiscal 2018, which was not present in the current fiscal year. This unfavorable impact was partially offset by the year-over-year increase in the non-service cost components of net periodic pension income, the gain on sale of certain non-operating assets, and other miscellaneous gains.

Taxes

Our ETR from continuing operations ("ETR") was 22.0% and 27.8% for the three months ended September 30, 2018 and September 30, 2017, respectively, and 29.2% and 16.5% for the six months ended September 30, 2018 and September 30, 2017, respectively. For the three months ended September 30, 2018, the primary unfavorable drivers of the ETR were global mix of income; increase in state tax expense due to remeasurement of deferred taxes, and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to the filing of the October 31, 2017 U.S. federal tax return and a decrease in valuation allowances on certain foreign subsidiary deferred tax assets. For the six months ended September 30, 2018, the primary unfavorable drivers of the ETR were the global mix of income; the increase in the provisional transition tax and the proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to filing of the October 31, 2017 U.S. federal tax return and net decrease in valuation allowances on certain foreign deferred tax assets. For the three and six months ended September 30, 2017, the primary drivers of the ETR were the change in global mix of income due to the HPES Merger, the reduction of a deferred tax liability recorded on the outside basis difference of a foreign subsidiary due to current year earnings and taxes, excess tax benefits related to employee share-based payment awards and releases of valuation allowances for deferred tax assets of legacy CSC.

The tax expense associated with discontinued operations was $0 million and $43 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The tax expense associated with discontinued operations was $18 million and $72 million for the six months ended September 30, 2018 and September 30, 2017, respectively. The primary driver of the variance in the tax expense for these periods was the difference in income before tax for the respective periods.

Income from Discontinued Operations

Income from discontinued operations reflects the net income generated by USPS. As the Separation occurred on May 31, 2018, there are only two months of USPS results included in the first six months of fiscal 2019.

Earnings per Share

Diluted EPS from continuing operations for the second quarter and first six months of fiscal 2019 increased $0.25 and $0.69, respectively, from the same periods in the prior fiscal year. This increase reflects an increase of $54 million and $177 million in income from continuing operations for the second quarter and first six months of fiscal 2019, respectively, over the same periods in the prior fiscal year.

Diluted EPS from continuing operations for the second quarter of fiscal 2019 includes $0.41 per share of restructuring costs, $0.34 per share of transaction, separation and integration-related costs and $0.35 per share of amortization of acquired intangible assets.

Diluted EPS from continuing operations for the first six months of fiscal 2019 includes $0.90 per share of restructuring costs, $0.53 per share of transaction, separation and integration-related costs, $0.70 per share of amortization of acquired intangible assets and $0.11 per share of tax adjustment related to U.S. tax reform.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
Income from continuing operations before income taxes	$332	$284	$48	16.9%
Non-GAAP income from continuing operations before income taxes	$749	$683	$66	9.7%
Net income	$259	$265	$(6)	(2.3)%
Adjusted EBIT	$799	$740	$59	8.0%

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change	Percentage Change
Income from continuing operations before income taxes	$692	$375	$317	84.5%
Non-GAAP income from continuing operations before income taxes	$1,499	$1,195	$304	25.4%
Net income	$525	$438	$87	19.9%
Adjusted EBIT	$1,602	$1,310	$292	22.3%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2019, and the application of an approximate 28% tax rate for fiscal 2018, which is within the targeted effective tax rate range for the prior year.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,518	$—	$—	$—	$3,518
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	569	—	(128)	—	441
Income from continuing operations before income taxes	332	157	128	132	749
Income tax expense	73	41	30	32	176
Income from continuing operations	259	116	98	100	573
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	259	116	98	100	573
Less: net (loss) income attributable to non-controlling interest, net of tax	(3)	—	—	—	(3)
Net income attributable to DXC common stockholders	$262	$116	$98	$100	$576

Effective Tax Rate	22.0%				23.5%

Basic EPS from continuing operations	$0.93	$0.41	$0.35	$0.36	$2.05
Diluted EPS from continuing operations	$0.92	$0.41	$0.34	$0.35	$2.02

Weighted average common shares outstanding for:
Basic EPS	281.37	281.37	281.37	281.37	281.37
Diluted EPS	285.78	285.78	285.78	285.78	285.78

	Six Months Ended September 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,385	$—	$—	$—	$—	$7,385
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,009	—	(198)	—	—	$811
Income before income taxes	692	342	198	267	—	1,499
Income tax expense (benefit)	202	82	46	65	(33)	362
Income from continuing operations	490	260	152	202	33	1,137
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	525	260	152	202	33	1,172
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	4
Net income attributable to DXC common stockholders	$521	$260	$152	$202	$33	$1,168

Effective Tax Rate	29.2%					24.1%

Basic EPS from continuing operations	$1.72	$0.92	$0.54	$0.71	$0.12	$4.01
Diluted EPS from continuing operations	$1.69	$0.90	$0.53	$0.70	$0.11	$3.94

Weighted average common shares outstanding for:
Basic EPS	282.89	282.89	282.89	282.89	282.89	282.89
Diluted EPS	287.53	287.53	287.53	287.53	287.53	287.53

	Three Months Ended September 30, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,870	$—	$—	$—	$—	$3,870
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	644	—	(66)	—	—	$578
Income before income taxes	284	188	66	145	—	683
Income tax expense	79	—	—	—	112	191
Income from continuing operations	205	188	66	145	(112)	492
Income from discontinued operations, net of tax	60	—	—	—		60
Net income	265	188	66	145	(112)	552
Less: net income attributable to non-controlling interest, net of tax	9			—	—	9
Net income attributable to DXC common stockholders	$256	$188	$66	$145	$(112)	$543

Effective Tax Rate	27.8%					28.0%

Basic EPS from continuing operations	$0.69	$0.66	$0.23	$0.51	$(0.39)	$1.70
Diluted EPS from continuing operations	$0.67	$0.65	$0.23	$0.50	$(0.39)	$1.67

Weighted average common shares outstanding for:
Basic EPS	284.87	284.87	284.87	284.87	284.87	284.87
Diluted EPS	289.29	289.29	289.29	289.29	289.29	289.29

	Six Months Ended September 30, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$8,179	$—	$—	$—	$—	$8,179
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,037	—	(190)	—	—	847
Income before income taxes	375	375	190	255	—	1,195
Income tax expense	62	—	—	—	272	334
Income from continuing operations	313	375	190	255	(272)	861
Income from discontinued operations, net of tax	125	—	—	—	—	125
Net income	438	375	190	255	(272)	986
Less: net income attributable to non-controlling interest, net of tax	23	—	—	—	—	23
Net income attributable to DXC common stockholders	$415	$375	$190	$255	$(272)	$963

Effective Tax Rate	16.5%					28.0%

Basic EPS from continuing operations	$1.02	$1.32	$0.67	$0.90	$(0.96)	$2.95
Diluted EPS from continuing operations	$1.00	$1.30	$0.66	$0.88	$(0.94)	$2.90

Weighted average common shares outstanding for:
Basic EPS	284.35	284.35	284.35	284.35	284.35	284.35
Diluted EPS	289.38	289.38	289.38	289.38	289.38	289.38

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$259	$265	$525	$438
Income from discontinued operations, net of taxes	—	(60)	(35)	(125)
Income tax expense	73	79	202	62
Interest income	(33)	(16)	(65)	(32)
Interest expense	83	73	168	147
EBIT	382	341	795	490
Restructuring	157	188	342	375
Transaction, separation and integration-related costs	128	66	198	190
Amortization of acquired intangible assets	132	145	267	255
Adjusted EBIT	$799	$740	$1,602	$1,310

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2018, our cash and cash equivalents were $2.8 billion, of which $1.1 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") increased to $2.8 billion as of September 30, 2018 from $2.6 billion as of March 31, 2018. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented. The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2018	September 30, 2017	Change
Net cash provided by operating activities	$885	$1,510	$(625)
Net cash (used in) provided by investing activities	(84)	496	(580)
Net cash used in financing activities	(686)	(621)	(65)
Effect of exchange rate changes on cash and cash equivalents	(64)	49	(113)
Net increase in cash and cash equivalents	$51	$1,434	$(1,383)
Cash and cash equivalents at beginning-of-year	2,729	1,268
Cash and cash equivalents at the end-of-period	$2,780	$2,702

Net cash provided by operating activities during the first six months of fiscal 2019 was $885 million as compared to $1,510 million during the comparable period of the prior fiscal year. The year-over-year decrease of $625 million was due to a decrease in working capital movements of $679 million, an increase of $65 million in gain on dispositions, a decrease in other non-cash items of $50 million and the increase in unrealized foreign currency gain of $16 million over the prior fiscal year. These decreases were partially offset by an increase in net income of $87 million and an increase in depreciation and amortization expense of $98 million.

Net cash used in investing activities during the first six months of fiscal 2019 was $84 million, as compared to net cash provided by investing activities of $496 million during the comparable period of the prior fiscal year. The decrease of $580 million was primarily due to a reduction in cash received from the HPES Merger of $974 million, offset by a reduction in cash paid for acquisitions of $109 million and a net cash outflow from business dispositions of $65 million over the prior fiscal year. These decreases were partially offset by cash collections of $376 million associated with the deferred purchase price receivable generated from the sale of our trade receivables and presented within investing activities pursuant to ASU 2016-15 as discussed in Note 2 - "Recent Accounting Pronouncements."

Net cash used in financing activities during the first six months of fiscal 2019 was $686 million, as compared to $621 million during the comparable period of the prior fiscal year. The $65 million increase in cash used in financing activities was primarily due to an increase in payments on long-term debt obligations of $927 million, an increase in payments on capitalized lease obligations and borrowings for asset financing of $32 million, an increase in repurchases of common stock of $381 million and an increase in dividend payments of $33 million. These cash outflows were offset by borrowings related to the Separation of USPS of $1,114 million and a reduction of payments on borrowings under lines of credit of $335 million.

Capital Resources

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$1,618	$1,918
Long-term debt, net of current maturities	5,409	6,092
Total debt	$7,027	$8,010

The $1.0 billion decrease in total debt during the first six months of fiscal 2019 was primarily attributed to the repayment of $899 million principal amount of the USD term loan due 2022. This debt repayment was financed from the cash payment received from Perspecta in connection with the Separation. During the second quarter of fiscal 2019, we completed a senior notes offering in an aggregate principal of €650 million due 2026, the proceeds of which were used to repay the outstanding EUR term facilities and the outstanding USD term facility.

Subsequent to September 30, 2018, we entered into a term loan credit agreement maturing on January 15, 2022, in an aggregate principal amount of £450 million, the proceeds of which were used to repay the £185 million term loan due January 15, 2019 and $150 million of the $650 million Senior Notes due 2021. We have excluded the £185 million term loan maturing on January 15, 2019 from short-term debt and current maturities of long-term debt and included the liability in long-term debt, net of current maturities.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2018 and September 30, 2017.

The maturity chart below, as of September 30, 2018, summarizes the future maturities of long-term debt principal for the remainder of fiscal 2019 and subsequent fiscal years and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities. For more information on our debt, see Note 11 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2018	March 31, 2018
Total debt	$7,027	$8,010
Cash and cash equivalents	2,780	2,593
Net debt(1)	$4,247	$5,417

Total debt	$7,027	$8,010
Equity	11,837	13,837
Total capitalization	$18,864	$21,847

Debt-to-total capitalization	37.3%	36.7%
Net debt-to-total capitalization(1)	22.5%	24.8%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The 2.3% decrease in net debt-to-total capitalization as of September 30, 2018 as compared to March 31, 2018 is due to the decrease in total debt and increase in cash and cash equivalents.

As of September 30, 2018 , our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Stable	-

On September 14, 2018 S&P upgraded its outlook for DXC from Negative to Stable. On September 12, 2018, Fitch affirmed its ratings and outlook for DXC and on September 17, 2018, Moody's assigned a Baa2 rating with a Stable outlook to DXC's Euro denominated Senior Notes due 2026, which were issued during the second quarter of fiscal 2019.

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

The following table summarizes our total liquidity:

As of
(in millions)	September 30, 2018
Cash and cash equivalents	$2,780
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,780

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. This program became effective on April 3, 2017 with no end date established. During the six months ended September 30, 2018, we repurchased 5,227,923 shares of our common stock at an aggregate cost of $451 million.

Dividends

During the six months ended September 30, 2018, our Board of Directors declared aggregate cash dividends to our stockholders of $0.38 per share, or approximately $109 million. Future dividends are subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, receivables securitization facility and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Item 7, included in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018, other than as disclosed in Note 6 - "Sale of Receivables" and Note 20 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the early repayment of $1.5 billion of term loans and the issuance of the €650 million Senior Notes due 2026 discussed under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2018. For further information see "Contractual Obligations" in Item 7, included in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the second quarter and first six months of fiscal 2019, there were no changes to our accounting estimates from those described in our fiscal 2018 Annual Report on Form 10-K except as mentioned below.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2018 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2018, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	998,729	$84.03	998,729	$1,454,097,566
August 1, 2018 to August 31, 2018	—	$—	—	$1,454,097,566
September 1, 2018 to September 30, 2018	450,000	$94.11	450,000	$1,411,749,723
Total:	1,448,729	$87.16	1,448,729

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
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company) and Everett Merger Sub, Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc.,(now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc, (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated as of February 7, 2018, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, between DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.8
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.14
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.15
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.16
Ninth Supplemental Indenture, dated January 22, 2018, between Enterprise Services LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed January 23, 2018) (file no. 001-38033))

10.1*
Amendment to the CEO Employment Agreement dated August 15, 2018, between J. Michael Lawrie and the Company (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 20, 2018) (file no. 001-38033))

10.2*	Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees
10.3
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.4
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.5
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.6
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.7
Amended and Restated Performance Guaranty dated as of September 24, 2018, made by DXC Technology Company as Performance Guarantor in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.8
Sixth Incremental Assumption Agreement dated September 26, 2018, by and among the DXC Technology Company and the incremental lenders party thereto and consented to, with respect to the New Lender (as defined therein) only, by the Swing Line Banks (as defined in the Revolving Credit Agreement) party thereto and consented to, with respect to the New Lender only, and accepted by Citibank, as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.9
Amendment No. 4 dated as of October 11, 2018 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent

10.10
Credit Agreement dated as of October 12, 2018, among CSC Computer Sciences International Operations Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto, as Lenders, and Lloyds Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed October 16, 2018) (file no. 001-38033))

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
_______________

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 8, 2018	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer