Form 10-Q
period 2018-12-31
DXC Technology Co
filed 2019-02-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

268,271,187 shares of common stock, par value $0.01 per share, were outstanding on January 31, 2019.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenues	$5,178	$5,460	$15,473	$16,149

Costs of services (excludes depreciation and amortization and restructuring costs)	3,725	4,051	11,110	12,230
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	491	447	1,500	1,484
Depreciation and amortization	508	440	1,463	1,264
Restructuring costs	76	210	418	585
Interest expense	81	73	249	220
Interest income	(27)	(27)	(92)	(59)
Other income, net	(145)	(75)	(336)	(291)
Total costs and expenses	4,709	5,119	14,312	15,433

Income from continuing operations before income taxes	469	341	1,161	716
Income tax expense (benefit)	3	(365)	205	(303)
Income from continuing operations	466	706	956	1,019
Income from discontinued operations, net of taxes	—	73	35	198
Net income	466	779	991	1,217
Less: net income attributable to non-controlling interest, net of tax	4	3	8	26
Net income attributable to DXC common stockholders	$462	$776	$983	$1,191

Income per common share:
Basic:
Continuing operations	$1.68	$2.46	$3.38	$3.48
Discontinued operations	—	0.26	0.12	0.70
	$1.68	$2.72	$3.50	$4.18
Diluted:
Continuing operations	$1.66	$2.43	$3.33	$3.43
Discontinued operations	—	0.25	0.12	0.68
	$1.66	$2.68	$3.45	$4.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net income	$466	$779	$991	$1,217
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(64)	(47)	(472)	62
Cash flow hedges adjustments, net of tax (2)	14	5	(16)	—
Available-for-sale securities, net of tax	—	—	(1)	—
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (3)	(23)	—	(23)	—
Amortization of prior service cost, net of tax (4)	(4)	(3)	(10)	(10)
Pension and other post-retirement benefit plans, net of tax	(27)	(3)	(33)	(10)
Other comprehensive (loss) income, net of taxes	(77)	(45)	(522)	52
Comprehensive income	389	734	469	1,269
Less: comprehensive income attributable to non-controlling interest	9	6	8	34
Comprehensive income attributable to DXC common stockholders	$380	$728	$461	$1,235

(1) There was no tax expense related to foreign currency translation adjustments during three and nine months ended December 31, 2018. Tax expense related to foreign currency translation adjustments was $14 and $77 for the three and nine months ended December 31, 2017, respectively.
(2) Tax expense (benefit) related to cash flow hedge adjustments was $5 and $(5) for the three and nine months ended December 31, 2018, respectively. Tax expense related to cash flow hedge adjustments was $3 and $0 for the three and nine months ended December 31, 2017, respectively.
(3) Tax benefit related to prior service costs was $5 and $5 for the three and nine months ended December 31, 2018, respectively.
(4) Tax benefit related to amortization of prior service costs was $0 and $1 for the three and nine months ended December 31, 2018, respectively, and $2 and $3 for the three and nine months ended December 31, 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,475	$2,593
Receivables and contract assets, net of allowance for doubtful accounts of $57 and $40	5,096	5,481
Prepaid expenses	626	496
Other current assets	325	469
Assets of discontinued operations	—	581
Total current assets	8,522	9,620

Intangible assets, net of accumulated amortization of $4,050 and $3,369	6,770	7,179
Goodwill	7,593	7,619
Deferred income taxes, net	407	373
Property and equipment, net of accumulated depreciation of $3,654 and $3,686	3,186	3,363
Other assets	2,393	2,404
Assets of discontinued operations - non-current	—	3,363
Total Assets	$28,871	$33,921

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,580	$1,918
Accounts payable	1,345	1,513
Accrued payroll and related costs	705	744
Accrued expenses and other current liabilities	3,228	3,120
Deferred revenue and advance contract payments	1,542	1,641
Income taxes payable	122	127
Liabilities of discontinued operations	—	789
Total current liabilities	8,522	9,852

Long-term debt, net of current maturities	5,980	6,092
Non-current deferred revenue	273	795
Non-current income tax liabilities and deferred tax liabilities	1,171	1,166
Other long-term liabilities	1,569	1,723
Liabilities of discontinued operations - long-term	—	456
Total Liabilities	17,515	20,084

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 1,000,000 shares, none issued as of December 31, 2018 and March 31, 2018	—	—
Common stock, par value $.01 per share, authorized 750,000,000 shares, issued 271,631,683 as of December 31, 2018 and 286,393,147 as of March 31, 2018	3	3
Additional paid-in capital	11,343	12,210
Retained earnings	274	1,301
Accumulated other comprehensive (loss) income	(464)	58
Treasury stock, at cost, 1,754,722 and 1,016,947 shares as of December 31, 2018 and March 31, 2018	(134)	(85)
Total DXC stockholders’ equity	11,022	13,487
Non-controlling interest in subsidiaries	334	350
Total Equity	11,356	13,837
Total Liabilities and Equity	$28,871	$33,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$991	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,387
Share-based compensation	57	76
Gain on dispositions	(137)	—
Unrealized foreign currency exchange (gains) losses	(32)	44
Other non-cash charges, net	(21)	23
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(1,012)	(365)
Decrease in liabilities	(325)	(372)
Net cash provided by operating activities	1,035	2,010

Cash flows from investing activities:
Purchases of property and equipment	(219)	(175)
Payments for transition and transformation contract costs	(294)	(259)
Software purchased and developed	(183)	(157)
Cash acquired through Merger	—	974
Payments for acquisitions, net of cash acquired	(332)	(193)
Business dispositions	(65)	—
Cash collections related to deferred purchase price receivable	761	531
Proceeds from sale of assets	283	29
Other investing activities, net	9	20
Net cash (used in) provided by investing activities	(40)	770

Cash flows from financing activities:
Borrowings of commercial paper	1,853	1,822
Repayments of commercial paper	(1,853)	(1,706)
Repayment of borrowings under lines of credit	—	(335)
Borrowings on long-term debt, net of discount	1,646	621
Principal payments on long-term debt	(2,619)	(1,291)
Payments on capital leases and borrowings for asset financing	(710)	(732)
Borrowings for USPS spin transaction	1,114	—
Proceeds from bond issuance	753	647
Proceeds from stock options and other common stock transactions	40	107
Taxes paid related to net share settlements of share-based compensation awards	(52)	(75)
Repurchase of common stock	(1,253)	(66)
Dividend payments	(159)	(123)
Other financing activities, net	57	(5)
Net cash used in financing activities	(1,183)	(1,136)
Effect of exchange rate changes on cash and cash equivalents	(66)	44
Net (decrease) increase in cash and cash equivalents	(254)	1,688
Cash and cash equivalents at beginning of year	2,729	1,268
Cash and cash equivalents at end of period	$2,475	$2,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (2)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2018	282,519	$3	$11,848	$136	$(382)	$(105)	$11,500	$337	$11,837
Net Income				462			462	4	466
Other comprehensive loss					(82)		(82)	5	(77)
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(29)	(29)		(29)
Share repurchase program	(12,452)		(525)	(272)			(797)		(797)
Stock option exercises and other common stock transactions	1,565		3				3		3
Dividends declared ($0.19 per share)				(52)			(52)		(52)
Non-controlling interest distributions and other							—	(12)	(12)
Balance at December 31, 2018	271,632	$3	$11,343	$274	$(464)	$(134)	$11,022	$334	$11,356

	Three Months Ended December 31, 2017
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2017	285,943	$3	$12,158	$110	$(70)	$(61)	$12,140	$367	$12,507
Business acquired in purchase, net of issuance costs(1)							—	(6)	(6)
Net income				776			776	3	779
Other comprehensive income					(48)		(48)	3	(45)
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(22)	(22)		(22)
Stock option exercises and other common stock transactions	611		26				26		26
Dividends declared ($0.18 per share)				(52)			(52)		(52)
Non-controlling interest distributions and other							—	(2)	(2)
Balance at December 31, 2017	286,554	$3	$12,201	$834	$(118)	$(83)	$12,837	$365	$13,202

	Nine Months Ended December 31, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (2)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net Income				983			983	8	991
Other comprehensive loss					(522)		(522)		(522)
Share-based compensation expense			57				57		57
Acquisition of treasury stock						(49)	(49)		(49)
Share repurchase program	(17,680)		(776)	(472)			(1,248)		(1,248)
Stock option exercises and other common stock transactions	2,919		29				29		29
Dividends declared ($0.57 per share)				(161)			(161)		(161)
Non-controlling interest distributions and other							—	(24)	(24)
Divestiture of USPS			(177)	(1,491)			(1,668)		(1,668)
Balance at December 31, 2018	271,632	$3	$11,343	$274	$(464)	$(134)	$11,022	$334	$11,356

	Nine Months Ended December 31, 2017
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(1)	141,741	2	9,848				9,850	55	9,905
Net income				1,191			1,191	26	1,217
Other comprehensive income					44		44	8	52
Share-based compensation expense			74				74		74
Acquisition of treasury stock						(83)	(83)		(83)
Share repurchase program	(842)		(36)	(30)			(66)		(66)
Stock option exercises and other common stock transactions	4,356		96				96		96
Dividends declared ($0.54 per share)				(157)			(157)		(157)
Non-controlling interest distributions and other							—	(2)	(2)
Balance at December 31, 2017	286,554	$3	$12,201	$834	$(118)	$(83)	$12,837	$365	$13,202

(1) See Note 3 - "Acquisitions"
(2) 1,754,722 treasury shares as of December 31, 2018

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

The Company's primary service offerings are information technology outsourcing, other professional services, or a combination thereof. Revenues are recognized when control of the promised goods or services is transferred to DXC's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The transaction price of a contract is determined based on fixed and variable consideration. Variable consideration related to the Company’s IT outsourcing offerings often include volume-based pricing that are allocated to the distinct days of the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

services to which the variable consideration pertains. However, in certain cases, estimates of variable consideration, including penalties, contingent milestone payments and rebates are necessary. The Company only includes estimates of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the customer and other similar customers, and the facts and circumstances specific to the arrangement.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable (billed receivables, unbilled receivables and contract assets) and deferred revenue and advance contract payments (contract liabilities) on the Company's balance sheets. In arrangements that contain an element of customized software solutions, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g. monthly) or upon achievement of certain contractual milestones. Generally, billing occurs subsequent to revenue recognition, sometimes resulting in contract assets if the related billing is conditional upon more than just the passage of time. However, the Company sometimes receives advances or deposits from customers, before revenue is recognized,

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

which results in the generation of contract liabilities. Payment terms vary by type of product or service being provided as well as by customer, although the term between invoicing and when payment is due is generally an insignificant period of time.

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

The Company recorded a net increase to opening retained earnings, net of income taxes, of approximately $114 million as of April 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of certain sales commissions of approximately $158 million offset by a reduction in income tax assets and liabilities of approximately $40 million. In addition, the Company has recorded a reduction in contract liabilities of approximately $381 million and other current assets and other assets of $385 million, primarily related to the net down of certain long-term contract asset and contract liability balances and the change in timing of revenue and costs recognized related to the Company's software contracts.
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

DXC reclassified non-service cost components of net periodic pension (income) expense from "costs of services" and "selling, general and administrative" to "other income, net" in the statements of operations for the three and nine months ended December 31, 2017. The aggregate service cost component of net periodic pension income remaining in "costs of services" and "selling, general and administrative" is $30 million and $96 million, for the three and nine months ended December 31, 2017, respectively.

August 2016 ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"	April 1, 2018 Retrospective
This update addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. This update must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable

ASU 2016-15 requires the company to classify cash receipts related to its beneficial interests in securitization transactions, which is the deferred purchase price (the “DPP”) recorded in connection with the Company's Receivables Securitization Facility, within investing activities in its statements of cash flows. The Company adopted ASU 2016-15 effective April 1, 2018, and retrospectively adjusted prior fiscal periods, using each month’s transactional activity as the unit of account in determining the portions of transferred trade receivables as operating activities and investing activities. As disclosed in prior quarters the Company was evaluating the unit of account used in implementing ASU 2016-15. During the third quarter of fiscal 2019, the Company completed its evaluation and determined that it was necessary to change the unit of account from each month's transactional activity to each day's transactional activity. The Company reflected this change on a retrospective basis as further discussed in Note 21 - "Reconciliation of Previously Reported Amounts to Recast Financial Statements. See Note 6 - "Sale of Receivables" for more information about the Receivables Securitization Facility.

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
DXC expects to adopt certain transition expedients permitted under Topic 842, as follows:

DXC expects to adopt this standard on a modified retrospective basis beginning on the adoption date, with comparative period disclosures following ASC 840 requirements. DXC does not expect to reassess lease determination, lease classification or indirect cost capitalization for leases that commenced prior to the adoption date. DXC does not expect to recognize on the balance sheet leases that both (i) have a ‘lease term’ of 12 months or less and (ii) do not contain a ‘reasonably certain’ purchase option.

August 2017 ASU 2017-12 "Derivatives & Hedging (Topic 815)"	Fiscal 2020 with early adoption expected in the fourth quarter of Fiscal 2019
This update is intended to improve the financial reporting of hedge relationships to better portray the economic results of an entity's risk management activities in its financial statements, by revising and expanding items eligible for hedge accounting, simplifying hedge effectiveness testing and changing the timing of recognition and presentation of certain hedge items. Early adoption is permitted.
DXC does not expect the adoption of this standard to have a material impact on its financial statements. DXC expects to adopt this standard on a modified retrospective basis.

Other recently issued ASUs effective after December 31, 2018 are not expected to have a material effect on DXC's consolidated financial statements.

Note 3 - Acquisitions

Fiscal 2019 Acquisitions

Molina Medicaid Solutions Acquisition

On October 1, 2018, DXC completed its acquisition of Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems business, from Molina Healthcare, Inc. for total consideration of $232 million. The combination of MMS with DXC expands DXC’s ability to provide services to state agencies in the administration of Medicaid programs, including business processing, information technology development and administrative services.

The Company’s purchase price allocation for the MMS acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price was based upon the current determination of fair values at the date of acquisition as follows: $93 million to current assets,

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

$69 million to intangible assets other than goodwill, $11 million to other assets, $45 million to current liabilities, $19 million to other liabilities and $123 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships and developed technology which have a 13-year weighted average estimated useful life.

Other Acquisitions

In addition to the MMS acquisition, DXC completed six acquisitions to complement the Company's Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. The acquired businesses are included in the results for the GBS segment. The purchase consideration of $193 million included cash of $152 million and contingent consideration with an estimated fair value of $41 million. The Company's purchase price allocation for these acquisitions is preliminary and subject to revision as additional information related to the fair value of assets and liabilities become available.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 4 - Divestitures

Separation of USPS

On May 31, 2018, DXC completed the USPS Separation and Mergers to form Perspecta, an independent public company.

Implementation of the Separation and DXC's post-Separation relationship with Perspecta is governed by several agreements, including the following:

•	a Separation and Distribution Agreement;

•	an Employee Matters Agreement;

•	a Tax Matters Agreement;

•	an Intellectual Property Matters Agreement;

•	a Transition Services Agreement;

•	a Real Estate Matters Agreement; and

•	a Non-US Agency Agreement.

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

J. Michael Lawrie serves as DXC's Chairman and Chief Executive Officer and Paul N. Saleh serves as DXC's Chief Financial Officer. Effective as of the Separation, Mr. Lawrie also serves as Chairman of Perspecta and Mr. Saleh also serves as a Director of Perspecta. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial to the Company's financial statements for the three and nine months ended December 31, 2018 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of December 31, 2018.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the assets and liabilities of USPS that have been classified as assets and liabilities of discontinued operations:

As of
(in millions)	March 31, 2018
Assets:
Cash and cash equivalents	$68
Receivables, net	432
Prepaid expenses	75
Other current assets	6
Total current assets of discontinued operations	581
Intangible assets, net	912
Goodwill	2,033
Property and equipment, net	283
Other assets	135
Total non-current assets of discontinued operations	3,363
Total assets	$3,944

Liabilities:
Short-term debt and current maturities of long-term debt	$155
Accounts payable	195
Accrued payroll and related costs	22
Accrued expenses and other current liabilities	346
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	789
Long-term debt, net of current maturities	214
Non-current deferred revenue	7
Non-current income tax liabilities and deferred tax liabilities	163
Other long-term liabilities	72
Total long-term liabilities of discontinued operations	456
Total liabilities	$1,245

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the operating results of USPS which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended	Nine Months Ended
(in millions)	December 31, 2017	December 31, 2018(1)	December 31, 2017
Revenue	$726	$431	$2,113

Costs of services	544	311	1,589
Selling, general and administrative	37	50	94
Depreciation and amortization	41	33	115
Restructuring costs	3	1	10
Interest expense	4	8	11
Other income, net	—	(25)	—
Total costs and expenses	629	378	1,819
Total income from discontinued operations, before income taxes	97	53	294
Income tax expense	24	18	96
Total income from discontinued operations	$73	$35	$198

(1) Results for the nine months ended December 31, 2018 reflect operations through the Separation date of May 31, 2018, not the full nine-month period as shown for prior periods.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

	Nine Months Ended
(in millions)	December 31, 2018(1)	December 31, 2017
Depreciation	$16	$62
Amortization	$17	$53
Capital expenditures	$—	$(8)
Significant operating non-cash items:
Gain on dispositions	$24	$—

(1)Results for the nine months ended December 31, 2018 reflect cash flows through the Separation date of May 31, 2018, not the full nine-month period as shown for prior periods.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income attributable to DXC common shareholders:
From continuing operations	$462	$703	$948	$993
From discontinued operations	$—	$73	$35	$198

Common share information:
Weighted average common shares outstanding for basic EPS	275.66	285.38	280.47	284.70
Dilutive effect of stock options and equity awards	3.33	4.39	4.23	4.83
Weighted average common shares outstanding for diluted EPS	278.99	289.77	284.70	289.53

Earnings per share:
Basic
Continuing operations	$1.68	$2.46	$3.38	$3.48
Discontinued operations	$—	$0.26	$0.12	$0.70
Total	$1.68	$2.72	$3.50	$4.18

Diluted
Continuing operations	$1.66	$2.43	$3.33	$3.43
Discontinued operations	$—	$0.25	$0.12	$0.68
Total	$1.66	$2.68	$3.45	$4.11

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Stock Options	—	—	—	24,850
RSUs	230,803	10,552	28,585	21,030

Note 6 - Sale of Receivables

Receivables Securitization Facility

The Company has a $600 million accounts receivable securitization facility (as amended or supplemented to date, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell billed and unbilled accounts receivable to DXC Receivables LLC ("DXC Receivables"), a wholly owned bankruptcy-remote entity. DXC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DXC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The adoption of ASU 2016-15 described in Note 2 - "Recent Accounting Pronouncements" requires cash receipts on the DPP to be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operating activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2018, the total availability under the Receivables Facility was approximately $424 million and the drawn amount was $438 million. As of December 31, 2018, the Company recorded a $14 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit. The Receivables Facility terminates on August 21, 2019, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables at fair value on the balance sheets and was $598 million and $233 million as of December 31, 2018 and March 31, 2018, respectively. On August 22, 2018, the Company amended the Receivables Facility to include additional Sellers and increase the facility limit from $250 million to $600 million. On September 24, 2018, the Company amended the Receivables Facility with the Purchasers and pursuant to this amendment, the Company repurchased certain of its subsidiaries' receivables.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Beginning balance	$540	$272	$233	$252
Transfers of receivables	1,199	539	4,175	1,662
Collections	(1,215)	(593)	(3,115)	(1,717)
Change in funding availability	74	23	(236)	54
Facility amendments	—	—	(457)	—
Fair value adjustment	—	8	(2)	(2)
Ending balance	$598	$249	$598	$249

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	For the Nine Months Ended December 31, 2018(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

(1) Results for the nine months ended December 31, 2018 reflect operations through the Separation date of May 31, 2018, not the full nine-month period.

Note 7 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 8 - "Derivative Instruments" for information about the fair value of the Company's derivative assets and liabilities. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	December 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$75	$75	$—	$—
Time deposits (1)	124	124	—	—
Other debt securities (2)	53	—	48	5
Deferred purchase price receivable	598	—	—	598
Total assets	$850	$199	$48	$603

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	March 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$84	$84	$—	$—
Time deposits (1)	114	114	—	—
Other debt securities (2)	59	—	53	6
Deferred purchase price receivable	233	—	—	233
Total assets	$490	$198	$53	$239

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total liabilities	$5	$—	$—	$5

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $39 million and $42 million, and unrealized gains of $9 million and $11 million, as of December 31, 2018 and March 31, 2018, respectively.

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

The increase in the fair value of contingent consideration during the nine months ended December 31, 2018 was due to the acquisitions described in Note 3 - "Acquisitions."

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $5.5 billion and $6.0 billion as of December 31, 2018 and March 31, 2018, respectively, as compared with carrying value of $5.6 billion and $5.9 billion as of December 31, 2018 and March 31, 2018, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

During the three months ended June 30, 2018, the Company terminated certain interest rate swap agreements which had aggregate notional values of $375 million and fair values of $5 million and derecognized the relative derivative asset. The hedge gain of $5 million is recognized over the remaining original life of the swap against interest expense in the statements of operations. As of December 31, 2018, the Company had no interest rate swap agreements designated as cash flow hedges.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of December 31, 2018 was $231 million, and the related forecasted transactions extend through February 2020.

For the three and nine months ended December 31, 2018 and December 31, 2017, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an ongoing basis throughout the hedging period. During the three and nine months ended December 31, 2018 and December 31, 2017, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2018, $6 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

The current period pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive gain (loss) was $15 million and $(30) million for the three and nine months ended December 31, 2018, respectively. The pre-tax loss on derivatives designated for hedge accounting recognized in income from continuing operations was $4 million and $9 million for three and nine months ended December 31, 2018, respectively.

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

Interest rate swap agreements

During the three months ended September 30, 2018, the Company elected to de-designate its interest rate swap agreements. The Company derecognized the related derivative asset and recognized the amount in earnings. The notional amount of interest rate swap agreements outstanding as of December 31, 2018 was $236 million. Gains on interest rate swap agreements not designated for hedge accounting and the recognition of the derivative asset in earnings were not material for the three and nine months ended December 31, 2018.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of December 31, 2018 was $3.8 billion. Losses on foreign currency forward contracts not designated for hedge accounting, recognized within other income, net, were $18 million and $62 million during the three and nine months ended December 31, 2018, respectively, and $3 million and $117 million during the three and nine months ended December 31, 2017, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fair Value of Derivative Instruments

All derivatives are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	December 31, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$6
Foreign currency forward contracts	Other current assets	1	14
Total fair value of derivatives designated for hedge accounting		$1	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$7	$4
Total fair value of derivatives not designated for hedge accounting		$7	$4

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	December 31, 2018	March 31, 2018
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8	$3
Total fair value of derivatives designated for hedge accounting:		$8	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$6	$6
Total fair value of derivatives not designated for hedge accounting		$6	$6

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

Other risks

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. As of December 31, 2018, the maximum amount of loss that the Company could incur was not material. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is the Company's policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 9 - Intangible Assets

	As of December 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,695	$2,070	$1,625
Transition and transformation contract costs	1,721	941	780
Customer related intangible assets	5,333	1,016	4,317
Other intangible assets	71	23	48
Total intangible assets	$10,820	$4,050	$6,770

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,484	$1,918	$1,566
Transition and transformation contract costs	1,569	766	803
Customer related intangible assets	5,405	666	4,739
Other intangible assets	90	19	71
Total intangible assets	$10,548	$3,369	$7,179

Total intangible assets amortization was $288 million and $261 million for three months ended December 31, 2018 and December 31, 2017, respectively, and included amortization of contract cost premiums recorded as reductions of revenue of $4 million and $2 million, respectively.

Total intangible assets amortization was $871 million and $740 million for the nine months ended December 31, 2018 and December 31, 2017, respectively, and included amortization of contract cost premiums recorded as reductions of revenue of $18 million and $8 million, respectively.

Estimated future amortization related to intangible assets as of December 31, 2018 is as follows:

Fiscal Year	(in millions)
Remainder of 2019	$393
2020	$1,149
2021	$1,017
2022	$857
2023	$762

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2018.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2018, net	$4,531	$3,088	$7,619
Acquisitions	242	—	242
Divestitures	(12)	—	(12)
Foreign currency translation	(153)	(103)	(256)
Balance as of December 31, 2018, net	$4,608	$2,985	$7,593

As a result of the Separation of USPS on May 31, 2018, USPS is no longer a reportable segment. The additions to goodwill during the nine months ended December 31, 2018 were due to the acquisitions described in Note 3 - Acquisitions. The foreign currency translation amounts reflect the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's annual goodwill impairment analysis during the three months ended September 30, 2018 did not result in an impairment charge.

At the end of the third quarter of fiscal 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.1)% - 0.02%(2)	2019	$800	$863
Current maturities of long-term debt	Various	2019 - 2020	240	439
Current maturities of capitalized lease liabilities	1.0% - 12.0%	2019 - 2020	540	616
Short-term debt and current maturities of long-term debt			$1,580	$1,918

Long-term debt, net of current maturities
GBP term loan	1.3% - 1.5%(3)	2019	$—	$260
EUR term loan	1.75%(4)	2020	—	493
AUD term loan	2.72%(5)	2021	563	—
AUD term loan	2.9% - 3.3%(6)	2022	—	210
GBP term loan	1.60%(7)	2022	571	—
EUR term loan	0.9%(8)	2022	—	187
USD term loan	3.1% - 3.3%(9)	2022	—	899
$500 million Senior notes	2.875%	2020	501	502
$500 million Senior notes	3.0% - 3.3(10)	2021	497	646
$274 million Senior notes	4.45%	2023	277	278
$171 million Senior notes	4.45%	2023	172	173
$500 million Senior notes	4.25%	2025	507	507
£250 million Senior notes	2.75%	2025	315	346
€650 million Senior notes	1.75%	2026	738	—
$500 million Senior notes	4.75%	2028	509	509
$234 million Senior notes	7.45%	2030	275	277
Lease credit facility	2.8% - 3.5%	2019 - 2023	30	46
Capitalized lease liabilities	1.0% - 12.0%	2019 - 2024	1,182	1,235
Borrowings for assets acquired under long-term financing	2.3% - 4.1%	2019 - 2024	451	405
Mandatorily redeemable preferred stock outstanding	6.0%	2023	62	61
Other borrowings	0.5% - 7.4%	2019 - 2022	110	113
Long-term debt			6,760	7,147
Less: current maturities			780	1,055
Long-term debt, net of current maturities			$5,980	$6,092

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion.

(2)	Approximate weighted average interest rate.
(3) Three-month LIBOR rate plus 0.65%.
(4) Three-month EURIBOR rate plus 1.75%.
(5) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(6) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.95% to 1.45% based on the published credit ratings of DXC.
(7) Three-month LIBOR rate plus 0.80%.
(8)  At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 0.75% and 1.35%, based on published credit ratings of DXC.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(9) At DXC’s option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 1.00% and 1.75%, based on published credit ratings of DXC or the Base Rate plus a margin of between 0.00% and 0.75%, based on published credit ratings of DXC.
(10) Three-month LIBOR plus 0.95%.

Senior Notes and Term Loans

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior Notes due 2025 and €650 million Senior Notes due 2026 which is payable annually in arrears, and interest on the $500 million Senior Notes due 2021 which is payable quarterly in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Note 12 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017 (1)	December 31, 2018	December 31, 2017 (1)
United States	$1,917	$1,980	$5,667	$6,046
United Kingdom	749	861	2,309	2,494
Australia	377	418	1,222	1,255
Other Europe	1,384	1,382	3,994	3,950
Other International	751	819	2,281	2,404
Total Revenues	$5,178	$5,460	$15,473	$16,149

(1) Prior period amounts have not been recast under the modified retrospective transition method.

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of December 31, 2018, approximately $29.0 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 48% of these remaining performance obligations in Fiscal 2019 and Fiscal 2020, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	As of
(in millions)	December 31, 2018	April 1, 2018
Trade receivables, net	$3,351	$3,937
Contract assets	$334	$444
Contract liabilities	$1,815	$2,053

Change in contract liabilities were as follows:

(in millions)	Three months ended December 31, 2018	Nine months ended December 31, 2018
ASC 605 Balance, beginning of period (1)	$—	$2,434
Adjustment related to Topic 606 adoption (1)	—	(381)
ASC 606 Balance, beginning of period	1,743	2,053
Deferred revenue	750	1,922
Recognition of deferred revenue	(682)	(1,989)
Currency translation adjustment	(29)	(166)
Other	33	(5)
Balance, end of period	$1,815	$1,815

(1) ASC 606 was adopted at the beginning of fiscal 2019, as such there was no ASC 605 balance at the beginning of the period or cumulative adjustment related to Topic 606 adoption for the three months ended December 31, 2018.

The following table provides information about the Company’s capitalized costs to obtain and fulfill a contract:

(in millions)	As of December 31, 2018
Capitalized sales commission cost (1)	$198
Transition and transformation contract costs, net (2)	$780

(1) Capitalized sales commission costs are included within other assets in the accompanying balance sheets. For the three and nine months ended December 31, 2018, amortization expense of $17 million and $51 million, respectively, related to the capitalized sales commission assets is included in selling, general, and administrative expenses in the accompanying statements of operations.
(2) Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as intangible assets in the accompanying balance sheets. For the three and nine months ended December 31, 2018, amortization expense of $59 million and $188 million, respectively, is included within depreciation and amortization in the accompanying statements of operations.
Financial Statement Impact

The impact of adoption of ASC 606 on the selected captions of the Company's statements of operations and balance sheets was as follows:

Statement of Operations (Selected Captions)
	Three Months Ended December 31, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$5,178	$5,171	$7
Costs of services	$3,725	$3,726	$(1)
Selling, general and administrative	$491	$506	$(15)
Interest income	$(27)	$(30)	$(3)
Income tax expense (benefit)	$3	$(5)	$8
Net income attributable to DXC common stockholders	$462	$450	$12

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Statement of Operations (Selected Captions)
	Nine Months Ended December 31, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$15,473	$15,452	$21
Costs of services	$11,110	$11,114	$(4)
Selling, general and administrative	$1,500	$1,542	$(42)
Interest income	$(92)	$(102)	$(10)
Income tax expense	$205	$189	$16
Net income attributable to DXC common stockholders	$983	$942	$41

Balance Sheet (Selected Captions)
	As of December 31, 2018
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Receivables and contract assets, net of allowance for doubtful accounts	$5,096	$5,109	$(13)
Other current assets	$325	$372	$(47)
Deferred income taxes, net	$407	$421	$(14)
Other assets	$2,393	$2,463	$(70)

Liabilities:
Accrued expenses and other current liabilities	$3,228	$3,230	$(2)
Deferred revenue and advance contract payments	$1,542	$1,623	$(81)
Income taxes payable	$122	$102	$20
Non-current deferred revenue	$273	$520	$(247)
Non-current income tax liabilities and deferred tax liabilities	$1,171	$1,150	$21

Equity:
Retained earnings	$274	$122	$152
Accumulated other comprehensive loss	$(464)	$(459)	$(5)

The adoption of ASC 606 did not materially impact the statement of cash flows.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 13 - Restructuring Costs

The Company recorded restructuring costs of $76 million and $210 million, net of reversals, for the three months ended December 31, 2018 and December 31, 2017, respectively. For the nine months ended December 31, 2018 and December 31, 2017, the Company recorded $418 million and $585 million, net of reversals, respectively. The costs recorded during the three and nine months ended December 31, 2018 were largely a result of the Fiscal 2019 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	December 31, 2018
Accrued expenses and other current liabilities	$356
Other long-term liabilities	118
Total	$474

Summary of Restructuring Plans

Fiscal 2019 Plan

During the nine months ended December 31, 2018, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets.

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $806 million, comprising $614 million in workforce reductions and $192 million of facilities costs.

Fiscal 2017 Plan

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Costs incurred to date under the Fiscal 2017 Plan total $216 million, comprising $207 million in workforce reductions and $9 million of facilities costs.

Other Prior Year Plans

Other prior year plans are comprised of the Fiscal 2016 Plan and Fiscal 2015 Plan. As of December 31, 2018, activities under these plans are substantially complete.

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2018	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability (2)	Cash Paid	Other(3)	Restructuring Liability as of December 31, 2018
Fiscal 2019 Plan
Workforce Reductions	$—	$307	$(1)	$(139)	$(4)	$163
Facilities Costs	—	129	(5)	(50)	(3)	71
Total	$—	$436	$(6)	$(189)	$(7)	$234

Fiscal 2018 Plan
Workforce Reductions	$257	$(10)	$—	$(124)	$(16)	$107
Facilities Costs	98	(10)	(3)	(36)	(6)	43
Total	$355	$(20)	$(3)	$(160)	$(22)	$150

Fiscal 2017 Plan
Workforce Reductions	$19	$—	$—	$(10)	$(1)	$8
Facilities Costs	3	—	—	(3)	—	—
Total	$22	$—	$—	$(13)	$(1)	$8

Other Prior Year Plans
Workforce Reductions	$4	$(1)	$—	$(1)	$—	$2
Facilities Costs	2	—	—	(1)	—	1
Total	$6	$(1)	$—	$(2)	$—	$3

Acquired Liabilities
Workforce Reductions	$110	$2	$—	$(52)	$(3)	$57
Facilities Costs	$27	1	—	(6)	—	22
Total	$137	$3	$—	$(58)	$(3)	$79

(1) Costs expensed, net of reversals include $23 million, $2 million and $1 million of costs reversed from the Fiscal 2018 Plan, the Fiscal 2017 Plan and Other Prior Year Plans, respectively.
(2) Pension benefit augmentations recorded as a pension liability and asset impairments.
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

The Company contributed $12 million and $52 million to the defined benefit pension and other post-retirement benefit

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

plans during the three and nine months ended December 31, 2018, respectively. The Company expects to contribute an additional $30 million during the remainder of fiscal 2019, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Service cost	$21	$30	$66	$96
Interest cost	62	63	190	184
Expected return on assets	(139)	(133)	(426)	(393)
Amortization of prior service costs	(4)	(5)	(11)	(13)
Contractual termination benefit	2	10	2	21
Curtailment gain	—	(40)	(1)	(40)
Recognition of actuarial loss	—	23	—	23
Net periodic pension income	$(58)	$(52)	$(180)	$(122)

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

The weighted-average rates used to determine net periodic pension cost for the three and nine months ended December 31, 2018 and December 31, 2017 were:

	December 31, 2018	December 31, 2017
Discount or settlement rates	2.3%	2.4%
Expected long-term rates of return on assets	5.3%	5.0%
Rates of increase in compensation levels	2.0%	2.7%

U.K. Pension Equalization Ruling

On October 26, 2018 the High Court of Justice in the United Kingdom (the "High Court") issued a ruling related to the equalization of benefits payable to men and women for the effect of guaranteed minimum pensions under U.K. defined benefit pension plans. As a result of this ruling, the Company estimated the impact of retroactively increasing benefits in its U.K. plans in accordance with the High Court ruling. The Company treated the additional benefits as a prior service cost which resulted in an increase to its projected benefit obligation and accumulated other comprehensive loss of $28 million. The Company will amortize this cost over the average remaining life expectancy of the U.K. participants. Given the immaterial effect on the U.K. plan's projected benefit, an interim remeasurement was not performed.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan, the DXC Technology Matched Asset Plan. Neither plan provides for employer contributions. As of April 3, 2017, the ES DCP does not admit new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, was $61 million as of December 31, 2018 and $65 million as of March 31, 2018.

Note 15 - Income Taxes

The Company's income tax expense (benefit) was $3 million and $(365) million for the three months ended December 31, 2018 and December 31, 2017, respectively, and $205 million and $(303) million for the nine months ended December 31, 2018 and December 31, 2017, respectively. For the three months ended December 31, 2018, the primary drivers of the effective tax rate ("ETR") were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, and the decrease in transition tax liability. For the nine months ended December 31, 2018, the primary drivers of the ETR were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, the decrease in transition tax liability, the filing of the October 31, 2017 U.S. federal tax return and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. For the three and nine months ended December 31, 2017, the primary drivers of the ETR were the remeasurement of deferred tax assets and liabilities as a result of the Act, the remeasurement of a deferred tax liability relating to the outside basis difference of HPES foreign subsidiaries, the accrual of a one-time transition tax on estimated unremitted foreign earnings and India dividend distribution tax (DDT) accrual on historic earnings and taxes.

As of each reporting date, management weighs new evidence, both positive and negative, that could affect its view of the future realization of its net deferred tax assets. Objective verifiable evidence, which is historical in nature, carries more weight than subjective evidence, which is forward looking in nature. As of March 31, 2018, DXC's net deferred tax assets in certain DXC German entities were primarily the result of net operating loss carryforwards, pension, restructuring and other miscellaneous accruals. A full valuation allowance was recorded against these net deferred tax assets as of that reporting date. For the period ended December 31, 2018, management has determined that the positive evidence, including the duration of current profitability due to realization of cost synergies relating to the HPES Merger, a legal entity restructuring allowing the future utilization of net operating loss carryforwards and the nonrecurring nature of the factors that primarily drove historical losses, outweighs the negative evidence of a three-year cumulative loss. Therefore, as of December 31, 2018, management has had a change in judgment and has concluded that it is now more likely than not that the net deferred tax assets in these DXC German entities will be fully utilized. As a result, we have recorded a valuation allowance release of $113 million. This is comprised of $18 million related to current year utilization of net operating loss carryforwards recorded through the annual effective tax rate and $95 million recorded as a discrete income tax benefit in the current period.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, broadens the tax base, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. It also requires companies to pay tax on certain foreign earnings of foreign subsidiaries and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities with resulting income tax effects accounted for in the reporting period of enactment including retroactive effects.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act effective in the reporting period of enactment. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

extent that a company’s accounting for certain income tax effects of the Act was incomplete but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. If a company was not able to determine a provisional estimate to include in the financial statements, it was required to continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.

While the measurement period under SAB 118 is now closed, DXC may in future periods need to further refine the Company's U.S. federal and state calculations, related to the Act, as the taxing authorities provide additional guidance and clarification. The taxing authorities issued additional guidance after the balance sheet date relating to the Act. DXC believes this guidance constitutes a subsequent event and will be accounted for in the period it was issued. DXC is not able to estimate the financial statement impact as time is needed to interpret the guidance and assess the impact. However, as of December 31, 2018, DXC's accounting for the Act is complete based on the Company's interpretation of the guidance issued as of the balance sheet date. As noted in the Company's fiscal 2018 Annual Report on Form 10-K, the Company was able to record provisional amounts related to certain effects of the Act, as noted below.

For the following items, DXC did not record any additional material measurement period adjustments during the three month period ended December 31, 2018:

Capital expensing: During fiscal 2018 the Company recorded a provisional benefit of $87 million, which was based on its intent to fully expense all qualifying capital expenses for U.S. federal income tax purposes. This resulted in a decrease of approximately $87 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. During Q3 FY19, the Company finalized its estimate of the impact of the law change for purposes of SAB 118 and determined the incremental benefit of capital expensing was approximately $61 million. This resulted in a decrease of approximately $61 million to the Company's current income taxes payable and a corresponding increase in its net deferred tax liabilities. The Company filed its October 31, 2017 U.S. federal tax return and several of its state tax returns in the periods ending September 30, 2018 and December 31, 2018, respectively. In the three months ended December 31, 2018 the Company completed all of the computations necessary, including an analysis of expenditures that qualify for immediate expensing, noting no measurement period adjustments recorded.

Executive compensation: As a result of changes made by the Act, starting with compensation paid in fiscal 2019, Section 162(m) will limit compensation deductions, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. During fiscal 2018, the Company recorded a provisional income tax expense estimate of $2 million for executive compensation relating to the change in covered individuals. The Company completed an analysis of the binding contract requirement on the various compensation plans and determined the impact of the law change was not material. As part of the fiscal 2019 forecasted ETR, the Company has estimated the IRS Code Section 162(m) adjustment under the new guidance for compensation arrangements entered into after November 2, 2017.

Reduction of US federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, the Company previously recorded a provisional deferred income tax discrete benefit of $338 million, resulting in a $338 million decrease in net deferred tax liabilities as of March 31, 2018. The Company filed its October 31, 2017 U.S. federal income tax return in the period ending September 30, 2018 which impacted the provisional amount recorded. The adjustment was not material. The Company finalized its analysis of the scheduling of the deferred tax assets and liabilities and determined the impact was not material. No additional measurement period adjustments were recorded during the period ended December 31, 2018.

For the following provisional items, incremental measurement period adjustments were recognized during the three-month period ended December 31, 2018:

Deemed repatriation transition tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's non-U.S. subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post-1986 E&P of the

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

relevant non-U.S. subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings and the impact of various guidance including proposed regulations. The Company was able to calculate the transition tax and recorded a provisional transition tax obligation of $361 million in fiscal 2018. Due to the revised E&P and cash computations that were completed during the reporting periods, DXC recognized an additional measurement-period adjustment to the transition tax obligation of $25 million for the three months ended June 30, 2018. During the three month period ending December 31, 2018, the Company has recorded a corresponding adjustment of $(70) million. The effect of the total measurement-period adjustments of $(45) million for the nine months ended December 31, 2018 on the fiscal 2019 effective tax rate is (3.88)%. The transition tax, which has now been determined to be complete, resulted in recording a total transition tax obligation of $316 million of which $324 million was recorded as income tax liability and $(8) million recorded as an unrecognized tax benefit receivable.

Indefinite reinvestment assertion: Beginning January 1, 2018, the Act provides a 100% deduction for dividends received from 10-percent owned non-U.S. corporations by U.S. corporate shareholders, subject to a one-year holding period. Although such dividend income is now generally exempt from U.S. federal income tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. During fiscal 2018 the Company recorded a provisional estimate for those subsidiaries for which DXC were able to make a reasonable estimate of the tax effects of such repatriation for withholding taxes, state taxes, and India dividend distribution tax of $12 million, $7 million and $80 million, respectively. For the three months ended December 30, 2018, the Company recognized an additional measurement-period adjustment of $9 million for state tax purposes recorded to discrete income tax expense. The Company has completed its analysis of the non-U.S. tax rules for certain non-U.S. subsidiaries for U.S. federal and state tax purposes for all material provisional amounts during the measurement-period.

Global intangible low taxed income ("GILTI"): The Company continues to evaluate the impact of the GILTI provisions under the Act, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will account for the new GILTI tax rules under the period cost method.

The income tax expense associated with discontinued operations was $0 million and $24 million for the three months ended December 31, 2018 and December 31, 2017, respectively. The tax expense associated with discontinued operations was $18 million and $96 million for the nine months ended December 31, 2018 and December 31, 2017, respectively. The primary driver of the variance in the tax expense for these periods was the difference in income before tax for the respective periods.

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

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some, but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through November 30, 2019. In October 2018, the HPES IRS exam related to fiscal years 2008 and 2009 was resolved resulting in a refund received by

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Perspecta that relates to a pre-HPES merger period. The refund received by Perspecta reduced the $162 million indemnification receivable from Perspecta and correspondingly reduced the indemnification payable to HPE by approximately $68 million.

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

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $19 million, excluding interest, penalties and tax carry-forwards.

Note 16 - Stockholders' Equity

Share Repurchases

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC announced that its board of directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

	Fiscal 2019			Fiscal 2018
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	3,779,194	$85.86	$324	250,000	$77.39	$19
2nd Quarter	1,448,729	$87.16	$127	591,505	$78.20	$47
3rd Quarter	12,452,514	$63.96	$797	—	$—	$—
Total	17,680,437	$70.58	$1,248	841,505	$77.96	$66

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes:

	Three Months Ended December 31,2018
(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(669)	$(16)	$8	$295	$(382)
Current-period other comprehensive loss	(64)	5	—	(23)	(82)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	(4)	—
Balance at December 31, 2018	$(733)	$(7)	$8	$268	$(464)

	Nine Months Ended December 31,2018
(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(472)	(25)	(1)	(23)	(521)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	—	(10)	(1)
Balance at December 31, 2018	$(733)	$(7)	$8	$268	$(464)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Three Months Ended December 31,2017
(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(354)	$15	$269	$(70)
Current-period other comprehensive loss	(47)	5	—	(42)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	(3)	(6)
Balance at December 31, 2017	$(404)	$20	$266	$(118)

	Nine Months Ended December 31,2017
(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2017	$(458)	$20	$276	$(162)
Current-period other comprehensive income	62	—	—	62
Amounts reclassified from accumulated other comprehensive loss	(8)	—	(10)	(18)
Balance at December 31, 2017	$(404)	$20	$266	$(118)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 3,574 and 9,069 shares purchased under this plan during the three and nine months ended December 31, 2018.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of December 31, 2018
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	21,905,425
DXC Director Equity Plan	230,000	104,310
DXC Share Purchase Plan	250,000	239,457
Total	34,680,000	22,249,192

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018(1)	2,933,501	$32.54	5.24	$185
Granted	—	$—
Issued due to Separation modification	400,170	$31.72
Exercised	(768,302)	$37.33		$38
Canceled/Forfeited	(14,607)	$48.33
Expired	(10,335)	$30.62
Outstanding as of December 31, 2018	2,540,427	$30.88	4.84	$57
Vested and expected to vest in the future as of December 31, 2018	2,539,930	$30.88	4.84	$57
Exercisable as of December 31, 2018	2,535,068	$30.83	4.84	$57

(1) The amount of the weighted average exercise price per share has been revised to reflect the impact of the Separation.

Restricted Stock Units

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2018(1)	3,985,616	$47.25	66,386	$37.26
Granted	951,118	$79.48	19,200	$87.88
Issued due to Separation modification	649,649	$51.95	10,488	$37.69
Settled	(2,163,890)	$33.22	(20,324)	$51.59
Canceled/Forfeited	(659,475)	$60.70	—	$—
Outstanding as of December 31, 2018	2,763,018	$67.24	75,750	$46.31

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Total share-based compensation cost	$16	$19	$57	$76
Related income tax benefit	$5	$5	$11	$24
Total intrinsic value of options exercised	$3	$30	$38	$104
Tax benefits from exercised stock options and awards	$13	$9	$32	$62

As of December 31, 2018, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was less than $1 million and $122 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.94 years.

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017
Cash paid for:
Interest	$250	$188
Taxes on income, net of refunds	$120	$235

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$62	$4
Capital expenditures through capital lease obligations	$548	$510
Deferred purchase price receivable	$1,194	$527
Assets acquired under long-term financing	$160	$284
Contingent consideration	$41	$—
Financing:
Dividends declared but not yet paid	$52	$52
Stock issued for the acquisition of HPES	$—	$9,850

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2018
Revenues	$2,169	$3,009	$5,178	$—	$5,178
Segment profit	$395	$528	$923	$(83)	$840
Depreciation and amortization(1)	$23	$324	$347	$27	$374

Three Months Ended December 31, 2017
Revenues	$2,315	$3,145	$5,460	$—	$5,460
Segment profit	$423	$450	$873	$(76)	$797
Depreciation and amortization(1)	$16	$265	$281	$25	$306

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2018
Revenues	$6,493	$8,980	$15,473	$—	$15,473
Segment profit	$1,198	$1,475	$2,673	$(231)	$2,442
Depreciation and amortization(1)	$59	$910	$969	$93	$1,062

Nine Months Ended December 31, 2017
Revenues	$6,893	$9,256	$16,149	$—	$16,149
Segment profit	$1,066	$1,171	$2,237	$(130)	$2,107
Depreciation and amortization(1)	$67	$736	$803	$72	$875

1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $134 million and $134 million for the three months ended December 31, 2018 and 2017, respectively, and $401 million and $389 million for the nine months ended December 31, 2018 and 2017, respectively.

Reconciliation of Reportable Segment Profit

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less costs of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Profit
Total profit for reportable segments	$923	$873	$2,673	$2,237
All other loss	(83)	(76)	(231)	(130)
Interest income	27	27	92	59
Interest expense	(81)	(73)	(249)	(220)
Restructuring costs	(76)	(210)	(418)	(585)
Transaction, separation and integration-related costs	(107)	(83)	(305)	(273)
Amortization of acquired intangible assets	(134)	(134)	(401)	(389)
Pension and OPEB actuarial and settlement gains	—	17	—	17
Income from continuing operations before income taxes	$469	$341	$1,161	$716

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of December 31, 2018 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2019	$717
2020	2,296
2021	777
2022	375
2023	333
Thereafter	242
Total	$4,740

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 31, 2018:

(in millions)	Fiscal 2019	Fiscal 2020	Fiscal 2021 and Thereafter	Totals
Surety bonds	$20	$334	$101	$455
Letters of credit	102	106	327	535
Stand-by letters of credit	23	45	94	162
Totals	$145	$485	$522	$1,152

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

On July 20, 2017, the Court granted a motion by the United States for a 90-day stay of discovery pending the completion of a criminal investigation. On September 27, 2017, a grand jury empaneled by the United States District Court for the Central District of California returned an indictment against Mr. Pulier, charging him with conspiracy, securities and wire fraud, obstruction of justice, and other violations of federal law (United States v. Eric Pulier, CR 17-599-AB). The Government sought an extension of the stay which the Delaware Chancery Court granted on November 3, 2017.

On December 18, 2018, the Government filed an application to dismiss the indictment against Mr. Pulier, and on December 20, 2018, the United States District Court for the Central District of California granted the application and dismissed the indictment with prejudice.

On December 21, 2018, CSC filed a motion to lift the stay in its civil lawsuit against Mr. Pulier in Delaware Chancery Court, and a motion for a temporary restraining order and preliminary injunction preventing Mr. Pulier from dissipating approximately $4.9 million previously seized by the Government in connection with its criminal investigation.

In addition, law enforcement officials in Australia have brought bribery-related charges against the two former CBA employees. One of these has since pled guilty, and in 2016 received a sentence of imprisonment. In 2016, the United States Attorney’s Office for the Central District of California announced similar criminal charges against this same CBA employee for securities fraud and wire fraud. These criminal charges were dismissed on December 20, 2018. In April

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

2018 the other former CBA employee was committed to stand trial in the Australian criminal courts. The Company is cooperating with and assisting the Australian authorities in their investigation.

On February 17, 2016, Mr. Pulier filed a complaint in Delaware Chancery Court against CSC and its subsidiary - CSC Agility Platform, Inc., formerly known as SMI - seeking advancement of his legal fees and costs. On May 12, 2016, the Court ruled that CSC Agility Platform - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the underlying civil action. Mr. Pulier also filed a complaint for advancement of the legal fees and costs incurred in connection with his defense of criminal investigations by the U.S. Government and other entities. On August 7, 2017, the Court ruled substantially in Mr. Pulier's favor. On January 30, 2018, the Court reduced the Company’s advancement obligation to only 80% of the criminal defense fees and costs sought by Mr. Pulier. In undertakings previously provided to SMI, Mr. Pulier agreed to repay all amounts advanced to him if it should ultimately be determined that he is not entitled to indemnification.

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10, 2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. On March 2, 2018, the Texas court denied the venue transfer motion. The pending vacatur motion was accordingly transferred to the Texas court, and a new memorandum of law in support of the motion was filed in that jurisdiction on March 30, 2018. On August 27, 2018, the Magistrate Judge issued its Report and Recommendation denying the vacatur motion. On September 10, 2018, the Company filed its objections to this report to the United States District Judge who reviews the decision de novo. On September 18, 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. On September 27, 2018, the Company filed a notice of appeal to the Fifth Circuit Court of Appeals. The Company has also paid the portion of the judgment that is uncontested on appeal, and Kemper recorded this partial satisfaction of the judgment on September 26, 2018. On January 16, 2019, the Company filed its opening brief with the Fifth Circuit Court of Appeals. Kemper is expected to file its brief on March 1, 2019, and the Company will file its reply brief on March 29, 2019. No further dates have been set at this time.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  This purported class and collective action was filed on August 18, 2016 in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company will be proportionately liable for any recovery by plaintiffs in this matter. Plaintiffs filed an amended complaint on December 19, 2016. Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan on or

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

after December 9, 2014 (deferral states) and April 8, 2015 (non-deferral states), and who were 40 years of age or older at the time of termination. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012. On January 30, 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed releases as part of their WFR packages. On September 20, 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. Accordingly, the Court has stayed the entire action pending arbitration for these individuals, and administratively closed the case. Plaintiffs filed a motion for reconsideration as well as a notice of appeal to the Ninth Circuit (which has been denied as premature). The reconsideration motion was denied without oral argument. In that same decision, the Court held that a joint arbitration was permissible. The Company subsequently sought and obtained leave of Court to file a motion for reconsideration arguing that joint arbitration is not permitted under the relevant employee agreements. The Court denied the motion on April 17, 2018, ruling that interpretation of the employee agreements is an issue delegated to the arbitrator. The American Arbitration Association, which was designated to manage the arbitration process, has selected a single arbitrator to conduct the proceedings. An initial case management conference before the arbitrator was held on June 29, 2018. Pursuant to the release agreements, however, mediation is a precondition to arbitration. A mediation was held on October 4-5, 2018, and a settlement was reached with all 16 named and opt-in plaintiffs who were compelled to arbitrate. Seven of the plaintiffs were aligned to the Company.
A settlement agreement has been signed. The case will continue to proceed in Court, however, with respect to other putative class members. Former business units of the Company now owned by Perspecta will be proportionately liable for any recovery by plaintiffs in this matter.

Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company: On March 22, 2016, Oracle filed a complaint against HPE in the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. The litigation relates in part to former business units of HPE that are now owned by the Company. The Company may be required to indemnify HPE for a portion of any recovery by Oracle in the litigation related to these business units.

Oracle’s claims arise primarily out of HPE’s prior relationship with a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle claims that Terix infringed its copyrights while acting as HPE’s subcontractor for certain customers of HPE’s multivendor support business. Oracle claims that HPE is liable for vicarious and contributory infringement arising from the alleged actions of Terix and for direct infringement arising from its own alleged conduct.

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. The court’s order is subject to appeal.

City of Warren Police and Fire Retirement System v. DXC Technology Company et al.: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018.

The Company believes the claims are without merit and intends to vigorously defend all claims asserted.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company has substantially completed its internal investigation and has requested a meeting with OFAC to report its findings.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

A reconciliation of the amounts previously reported for the three and nine months ended December 31, 2017 in DXC's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 to those as adjusted within the accompanying financial statements is shown in the tables below for selected financial amounts:

Condensed Consolidated Statement of Operations	Three Months Ended December 31, 2017
(in millions)	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2017-07	As Adjusted
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,521	$(544)	$74	$4,051
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	$475	$(37)	$9	$447
Other expense (income), net	$8	$—	$(83)	$(75)

Condensed Consolidated Statement of Operations	Nine Months Ended December 31, 2017
(in millions)	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2017-07	As Adjusted
Costs of services (excludes depreciation and amortization and restructuring costs)	$13,621	$(1,589)	$198	$12,230
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	$1,557	$(94)	$21	$1,484
Other income, net	$(72)	$—	$(219)	$(291)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Condensed Consolidated Statement of Cash Flows	Nine Months Ended December 31, 2017
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	Retrospective Adoption of ASU 2016-18	As Adjusted
Decrease (increase) in assets	$167	$(531)	$(1)	$(365)
Net cash provided by operating activities	$2,542	$(531)	$(1)	$2,010
Deferred purchase price receivable	$—	$531	$—	$531
Other investing activities, net	$(6)	$—	$26	$20
Net cash provided by investing activities	$213	$531	$26	$770
Cash and cash equivalents at beginning of year	$1,263	$—	$5	$1,268
Cash and cash equivalents at end of period	$2,926	$—	$30	$2,956

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

During the third quarter of fiscal 2019, pursuant to its adoption of ASU 2016-15, the Company determined that it was necessary to change the unit of account used in determining the portions of transferred trade receivables pertaining to operating activities and investing activities from each month's transactional activity to each day’s transactional activity. A reconciliation of amounts previously reported to amounts adjusted for this change are shown in the following tables. See Note 2 - "Recent Accounting Pronouncements" for additional information.

Previously reported amounts in the tables below refer to the Company's Quarterly Reports on Form 10-Q for the three months ended June 30, 2018 filed with the SEC on August 8, 2018 and the six months ended September 30, 2018 filed with the SEC on November 8, 2018.

Condensed Consolidated Statement of Cash Flows	Three Months Ended June 30, 2018
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	As Adjusted
Increase in assets	$(196)	$(104)	$(300)
Net cash provided by operating activities	$473	$(104)	$369
Deferred purchase price receivable	$33	$104	$137
Net cash used in investing activities	$(284)	$104	$(180)

Condensed Consolidated Statement of Cash Flows	Six Months Ended September 30, 2018
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	As Adjusted
Increase in assets	$(447)	$(36)	$(483)
Net cash provided by operating activities	$885	$(36)	$849
Deferred purchase price receivable	$409	$36	$445
Net cash used in investing activities	$(84)	$36	$(48)

Previously reported amounts in the tables below refer to the Company's Quarterly Reports on Form 10-Q for the three months ended June 30, 2017 filed with the SEC on August 9, 2017 and the six months ended September 30, 2017 filed with the SEC on November 8, 2017.

Condensed Consolidated Statement of Cash Flows	Three Months Ended June 30, 2017
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	As Adjusted
Increase in assets	$(27)	$(155)	$(182)
Net cash provided by operating activities	$534	$(155)	$379
Deferred purchase price receivable	$—	$155	$155
Net cash provided by investing activities	$859	$155	$1,014

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Condensed Consolidated Statement of Cash Flows	Six Months Ended September 30, 2017
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	Retrospective Adoption of ASU 2016-18	As Adjusted
Decrease (increase) in assets	$78	$(339)	$—	$(261)
Net cash provided by operating activities	$1,543	$(339)	$—	$1,204
Deferred purchase price receivable	$—	$339	$—	$339
Other investing activities, net	$(20)	$—	$26	$6
Net cash provided by investing activities	$437	$339	$26	$802
Cash and cash equivalents at beginning of year	$1,263	$—	$5	$1,268
Cash and cash equivalents at end of period	$2,671	$—	$31	$2,702

Previously reported amounts in the tables below refer to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on August 16, 2018.

Unaudited Consolidated Statement of Cash Flows	Fiscal Year Ended March 31, 2018
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	As Adjusted
Decrease (increase) in receivables	$74	$(538)	$(464)
Net cash provided by operating activities	$3,105	$(538)	$2,567
Deferred purchase price receivable	$147	$538	$685
Net cash provided by investing activities	$181	$538	$719

Unaudited Consolidated Statement of Cash Flows	Fiscal Year Ended March 31, 2017
(in millions)	As Previously Reported	Retrospective Adoption of ASU 2016-15	As Adjusted
Decrease (increase) in receivables	$193	$(218)	$(25)
Net cash provided by operating activities	$837	$(218)	$619
Deferred purchase price receivable	$141	$218	$359
Net cash used in investing activities	$(783)	$218	$(565)

The adoption of ASU 2016-15 did not impact the Company's statement of cash flows for the fiscal year ended April 1, 2016.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 22 - Subsequent Events

On January 7, 2019 DXC and Luxoft Holding, Inc ("Luxoft") announced a definitive agreement for DXC to acquire Luxoft, a global-scale digital innovator providing digital strategy consulting and engineering services for companies across North America, Europe and the Asia Pacific region. Pursuant to the agreement between DXC and Luxoft, all of the issued and outstanding Luxoft Class A and Class B ordinary shares will receive $59.00 per share in cash, representing a total equity value of approximately $2 billion. Closing of the transaction is anticipated by June 2019, subject to regulatory and other approvals.

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

•
risks relating to the respective abilities of the parties to the Luxoft Acquisition to satisfy the conditions to, and to otherwise consummate, the Luxoft Acquisition and to achieve the expected results therefrom; and

•
the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of DXC's results of operations and cash flows for the three and nine months ended December 31, 2018. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes. The use of "we," "our" and "us" refers to DXC and its consolidated subsidiaries.

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

Global Infrastructure Services

GIS provides a portfolio of offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for clients. GIS offerings include:

•	Cloud and Platform Services. We help clients maximize their private cloud, public cloud and legacy infrastructures, as well as securely manage their hybrid environments.

•	Workplace and Mobility. Our workplace, mobility and Internet of Things ("IoT") services provide a consumer-like experience with enterprise security and instant connectivity for our clients.

•	Security. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications, infrastructure and endpoints.

Results of Operations

The following table calculates the period-over-period changes in the statements of operations:

	Three Months Ended
(In millions, except per-share amounts)	December 31, 2018	December 31, 2017	Change	Percentage Change
Revenues	$5,178	$5,460	$(282)	(5.2)%
Total costs and expenses	4,709	5,119	(410)	(8.0)%
Income from continuing operations before income taxes	469	341	128	37.5%
Income tax expense (benefit)	3	(365)	368	(100.8)%
Income from continuing operations	466	706	(240)	(34.0)%
Income from discontinued operations, net of taxes	—	73	(73)	(100.0)%
Net income	$466	$779	$(313)	(40.2)%

Diluted earnings per share from continuing operations	$1.66	$2.43	$(0.77)	(31.7)%

	Nine Months Ended
(In millions, except per-share amounts)	December 31, 2018	December 31, 2017	Change	Percentage Change
Revenues	$15,473	$16,149	$(676)	(4.2)%
Total costs and expenses	14,312	15,433	(1,121)	(7.3)%
Income from continuing operations before income taxes	1,161	716	445	62.2%
Income tax expense (benefit)	205	(303)	508	(167.7)%
Income from continuing operations	956	1,019	(63)	(6.2)%
Income from discontinued operations, net of taxes	35	198	(163)	(82.3)%
Net income	$991	$1,217	$(226)	(18.6)%

Diluted earnings per share from continuing operations	$3.33	$3.43	$(0.10)	(2.9)%

Fiscal 2019 Highlights

Financial highlights for the third quarter and first nine months of fiscal 2019 include the following:

•
Revenues for the third quarter and first nine months of fiscal 2019 were $5.2 billion and $15.5 billion, respectively, a decrease of 5.2% and 4.2%, respectively, as compared to same periods of the prior fiscal year.

•
Income from continuing operations and diluted EPS from continuing operations for the third quarter of fiscal 2019 were $466 million and $1.66, respectively, including the cumulative impact of certain items of $160 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $706 million and $2.43, respectively, for the same period of the prior fiscal year.

•
Income from continuing operations and diluted EPS from continuing operations for the first nine months of fiscal 2019 were $956 million and $3.33, respectively, including the cumulative impact of certain items of $807 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $1,019 million and $3.43, respectively, for the same period of the prior fiscal year.

•	Our cash and cash equivalents decreased to $2.5 billion as of December 31, 2018 from $2.6 billion as of March 31, 2018.

•	Net cash provided by operating activities was $1,035 million during the first nine months of fiscal 2019, as compared to $2,010 million during the first nine months of fiscal 2018.

•
We returned $1,407 million to shareholders in the form of common stock dividends and share repurchases during the first nine months of fiscal 2019, as compared to $189 million during the first nine months of fiscal 2018.

Revenues

Our revenues for the third quarter and first nine months of fiscal 2019 and fiscal 2018 were as follows:

	Three Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
GBS	$2,169	$2,315	$(146)	(6.3)%
GIS	3,009	3,145	(136)	(4.3)%
Total Revenues	$5,178	$5,460	$(282)	(5.2)%

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
GBS	$6,493	$6,893	$(400)	(5.8)%
GIS	8,980	9,256	(276)	(3.0)%
Total Revenues	$15,473	$16,149	$(676)	(4.2)%

During the third quarter and first nine months of fiscal 2019 and fiscal 2018, the distribution of our revenues across geographies was as follows:

As a global company, approximately 63% of our revenues for the first nine months of fiscal 2019 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency December 31, 2018	December 31, 2017	Change	Percentage Change
GBS	$2,222	$2,315	$(93)	(4.0)%
GIS	3,098	3,145	(47)	(1.5)%
Total	$5,320	$5,460	$(140)	(2.6)%

	Nine Months Ended
(in millions)	Constant Currency December 31, 2018	December 31, 2017	Change	Percentage Change
GBS	$6,536	$6,893	$(357)	(5.2)%
GIS	9,038	9,256	(218)	(2.4)%
Total	$15,574	$16,149	$(575)	(3.6)%

Our revenues were $5,178 million in the third quarter of fiscal 2019, a decrease of 5.2% compared to the third quarter of fiscal 2018. Revenues for the third quarter of fiscal 2019 included an unfavorable foreign currency exchange rate impact of 2.6%, primarily driven by the strengthening of the U.S. dollar in the majority of our international markets.

Our revenues were $15,473 million in the first nine months of fiscal 2019, a decrease of 4.2% compared to the first nine months of fiscal 2018. Revenues for the first nine months of fiscal 2019 included an unfavorable foreign currency exchange rate impact of 0.6%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

Global Business Services

GBS revenue was $2,169 million in the third quarter and $6,493 million in the first nine months of fiscal 2019, a decrease of 6.3% and 5.8%, respectively, compared to the corresponding periods in fiscal 2018. GBS revenue in constant currency decreased 4.0% and 5.2% in the third quarter and first nine months of fiscal 2019, respectively, as compared to the corresponding periods in fiscal 2018. The decrease in GBS revenue in fiscal 2019 periods reflects a decline in the traditional application maintenance and management business. This was partially offset by growth in our enterprise and cloud applications business.

For the third quarter and first nine months of fiscal 2019, GBS contract awards were $2.3 billion and $6.5 billion, respectively, compared to $3.3 billion and $8.1 billion in the corresponding periods of fiscal 2018.

Global Infrastructure Services

GIS revenue was $3,009 million in the third quarter and $8,980 million in the first nine months of fiscal 2019, a decrease of 4.3% and 3.0%, respectively, compared to the corresponding periods in fiscal 2018. GIS revenue in constant currency decreased 1.5% and 2.4% in the third quarter and first nine months of fiscal 2019, respectively, as compared to the corresponding periods in fiscal 2018. The decrease in GIS revenue in fiscal 2019 periods reflects the completion of several large transformation projects and the ongoing decline in legacy infrastructure services.

For the third quarter and first nine months of fiscal 2019, GIS contract awards were $3.4 billion and $8.5 billion, respectively, compared to $2.2 billion and $8.8 billion in the corresponding periods of fiscal 2018.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,725	$4,051	71.8%	74.3%	(2.5)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	491	447	9.5	8.2	1.3
Depreciation and amortization	508	440	9.8	8.1	1.7
Restructuring costs	76	210	1.5	3.8	(2.3)
Interest expense	81	73	1.6	1.3	0.3
Interest income	(27)	(27)	(0.5)	(0.5)	—
Other income, net	(145)	(75)	(2.8)	(1.4)	(1.4)
Total costs and expenses	$4,709	$5,119	90.9%	93.8%	(2.9)%

	Nine Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,110	$12,230	71.8%	75.8%	(4.0)%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,500	1,484	9.7	9.2	0.5
Depreciation and amortization	1,463	1,264	9.5	7.8	1.7
Restructuring costs	418	585	2.7	3.6	(0.9)
Interest expense	249	220	1.6	1.4	0.2
Interest income	(92)	(59)	(0.6)	(0.4)	(0.2)
Other income, net	(336)	(291)	(2.2)	(1.8)	(0.4)
Total costs and expenses	$14,312	$15,433	92.5%	95.6%	(3.1)%

The 2.9% and 3.1% improvement in costs and expenses as a percentage of revenue for the third quarter and first nine months of fiscal 2019, respectively, reflects continued execution of our major synergy initiatives, including workforce optimization, supply chain efficiencies and rationalization of our real estate footprint.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.7 billion and $11.1 billion for the third quarter and first nine months of fiscal 2019, respectively. COS decreased $0.3 billion and $1.1 billion, or 2.5% and 4.0% as a percentage of revenue, during the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of the prior fiscal year. These decreases were driven by headcount reduction and procurement efficiencies. Employee labor costs, as a percentage of revenue, decreased in both segments and across our geographic regions, year-over-year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $491 million and $1,500 million for the third quarter and first nine months of fiscal 2019, respectively. The $44 million increase in SG&A in the third quarter reflects the increase in transaction, separation and integration-related costs and the impact of our fiscal 2019 acquisitions. SG&A expense as a percentage of revenue for the first nine months of fiscal 2019 was consistent on a year-over-year basis.

Transaction, separation and integration-related costs of $107 million and $305 million were included in SG&A for the third quarter and first nine months of fiscal 2019, respectively, as compared to $83 million and $273 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense increased $43 million and amortization expense increased $25 million for the third quarter of fiscal 2019, compared to the third quarter fiscal 2018. For the first nine months of fiscal 2019, depreciation expense increased $78 million and amortization expense increased $121 million compared to the first nine months of fiscal 2018.

The increase in depreciation expense for the third quarter and first nine months of fiscal 2019 was due to an increase in depreciable assets as of December 31, 2018 as compared to the same period in the prior fiscal year.

The increase in amortization expense for the third quarter and first nine months of fiscal 2019 was primarily due to the acceleration of amortization related to transition and transformation contract costs and an increase in software as compared to the first nine months of fiscal 2019.

Restructuring Costs

During fiscal 2019, management approved global cost savings initiatives designed to better align our organizational structure with our strategic initiatives and continue the integration of HPES and other acquisitions. During the third quarter and the first nine months of fiscal 2019, restructuring costs, net of reversals, were $76 million and $418 million, respectively, as compared to $210 million and $585 million during the same periods of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 13 - "Restructuring Costs."

Interest Expense and Interest Income

Interest expense in the third quarter and first nine months of fiscal 2019 increased $8 million and $29 million, respectively, over the same periods in the prior fiscal year. The increase in interest expense was primarily due to our cross currency cash pool arrangements and is offset by interest income resulting from those arrangements.

Interest income in the third quarter and first nine months of fiscal 2019 increased $0 million and $33 million, respectively, over the same periods in the prior fiscal year. The year-over-year increase in interest income was due to an increase in cash balances in countries with higher interest rates.

Other Income, Net

Other income, net, which includes non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates, gain on sale of non-operating assets and other miscellaneous gains and losses increased $70 million year-over-year for the third quarter of fiscal 2019. The increase was driven primarily by a gain on sale of non-operating assets.

The $45 million increase in other income, net for the first nine months of fiscal 2019, as compared to the same period of fiscal 2018, was due primarily to a gain on sale of non-operating assets. This gain was partially offset by a year-over-year unfavorable foreign currency impact of $101 million resulting primarily from the change in the functional currency of a European holding company during the first nine months of fiscal 2018, which was not present in the current fiscal year.

Taxes

Our income tax expense (benefit) was $3 million and $(365) million for the three months ended December 31, 2018 and December 31, 2017, respectively, and $205 million and $(303) million for the nine months ended December 31, 2018 and December 31, 2017, respectively. For the three months ended December 31, 2018, the primary drivers of the ETR were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, and the decrease in transition tax liability. For the nine months ended December 31, 2018, the primary drivers of the ETR were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, the decrease in transition tax liability, the filing of the October 31, 2017 U.S. federal tax return and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. For the three and nine months ended December 31, 2017, the primary drivers of the effective tax rate ("ETR") were the remeasurement of deferred tax assets and liabilities as a result of the Act, the remeasurement of a deferred tax liability relating to the outside basis difference of HPES foreign subsidiaries, the accrual of a one-time transition tax on estimated unremitted foreign earnings and India dividend distribution tax (DDT) accrual on historic earnings and taxes.

Income tax expense associated with discontinued operations was $0 million and $24 million for the three months ended December 31, 2018 and December 31, 2017, respectively. Income tax expense associated with discontinued operations was $18 million and $96 million for the nine months ended December 31, 2018 and December 31, 2017, respectively. The primary driver of the variance in the tax expense for these periods was the difference in income before tax for the respective periods.

Income from Discontinued Operations

Income from discontinued operations reflects the net income generated by USPS. As the Separation occurred on May 31, 2018, there are only two months of USPS results included in the first nine months of fiscal 2019.

Earnings per Share

Diluted EPS from continuing operations for the third quarter and first nine months of fiscal 2019 decreased $0.77 and $0.10, respectively, from the same periods in the prior fiscal year. This decrease reflects a decrease of $240 million and $63 million in income from continuing operations for the third quarter and first nine months of fiscal 2019, respectively, over the same periods in the prior fiscal year.

Diluted EPS from continuing operations for the third quarter of fiscal 2019 includes $0.21 per share of restructuring costs, $0.29 per share of transaction, separation and integration-related costs, $0.35 per share of amortization of acquired intangible assets and $(0.28) per share of tax adjustment related to U.S. tax reform.

Diluted EPS from continuing operations for the first nine months of fiscal 2019 includes $1.12 per share of restructuring costs, $0.82 per share of transaction, separation and integration-related costs, $1.05 per share of amortization of acquired intangible assets and $(0.15) per share of tax adjustment related to U.S. tax reform.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS, constant currency revenues and net debt-to-total capitalization.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
Income from continuing operations before income taxes	$469	$341	$128	37.5%
Non-GAAP income from continuing operations before income taxes	$786	$751	$35	4.7%
Net income	$466	$779	$(313)	(40.2)%
Adjusted EBIT	$840	$797	$43	5.4%

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change	Percentage Change
Income from continuing operations before income taxes	$1,161	$716	$445	62.2%
Non-GAAP income from continuing operations before income taxes	$2,285	$1,946	$339	17.4%
Net income	$991	$1,217	$(226)	(18.6)%
Adjusted EBIT	$2,442	$2,107	$335	15.9%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2019, and the application of an approximate 28% tax rate for fiscal 2018, which is within the targeted effective tax rate range for the prior year.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,725	$—	$—	$—	$—	$3,725
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	491	—	(107)	—	—	384
Income from continuing operations before income taxes	469	76	107	134	—	786
Income tax expense	3	18	26	36	77	160
Income from continuing operations	466	58	81	98	(77)	626
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income	466	58	81	98	(77)	626
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	4
Net income attributable to DXC common stockholders	$462	$58	$81	$98	$(77)	$622

Effective Tax Rate	0.6%					20.4%

Basic EPS from continuing operations	$1.68	$0.21	$0.29	$0.36	$(0.28)	$2.26
Diluted EPS from continuing operations	$1.66	$0.21	$0.29	$0.35	$(0.28)	$2.23

Weighted average common shares outstanding for:
Basic EPS	275.66	275.66	275.66	275.66	275.66	275.66
Diluted EPS	278.99	278.99	278.99	278.99	278.99	278.99

	Nine Months Ended December 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,110	$—	$—	$—	$—	$11,110
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,500	—	(305)	—	—	$1,195
Income from continuing operations before income taxes	1,161	418	305	401	—	2,285
Income tax expense	205	100	72	101	44	522
Income from continuing operations	956	318	233	300	(44)	1,763
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	991	318	233	300	(44)	1,798
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	8
Net income attributable to DXC common stockholders	$983	$318	$233	$300	$(44)	$1,790

Effective Tax Rate	17.7%					22.8%

Basic EPS from continuing operations	$3.38	$1.13	$0.83	$1.07	$(0.16)	$6.26
Diluted EPS from continuing operations	$3.33	$1.12	$0.82	$1.05	$(0.15)	$6.16

Weighted average common shares outstanding for:
Basic EPS	280.47	280.47	280.47	280.47	280.47	280.47
Diluted EPS	284.70	284.70	284.70	284.70	284.70	284.70

	Three Months Ended December 31, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,051	$—	$—	$—	$—	$—	$4,051
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	447	—	(83)	—	—	—	$364
Income from continuing operations before income taxes	341	210	83	134	(17)	—	751
Income tax (benefit) expense	(365)	—	—	—	—	575	210
Income from continuing operations	706	210	83	134	(17)	(575)	541
Income from discontinued operations, net of tax	73	—	—	—	—	—	73
Net income	779	210	83	134	(17)	(575)	614
Less: net income attributable to non-controlling interest, net of tax	3			—	—	—	3
Net income attributable to DXC common stockholders	$776	$210	$83	$134	$(17)	$(575)	$611

Effective Tax Rate	(107.0)%						28.0%

Basic EPS from continuing operations	$2.46	$0.74	$0.29	$0.47	$(0.06)	$(2.01)	$1.89
Diluted EPS from continuing operations	$2.43	$0.72	$0.29	$0.46	$(0.06)	$(1.98)	$1.86

Weighted average common shares outstanding for:
Basic EPS	285.38	285.38	285.38	285.38	285.38	285.38	285.38
Diluted EPS	289.77	289.77	289.77	289.77	289.77	289.77	289.77

	Nine Months Ended December 31, 2017
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$12,230	$—	$—	$—	$—	$—	$12,230
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,484	—	(273)	—	—	—	1,211
Income from continuing operations before income taxes	716	585	273	389	(17)	—	1,946
Income tax (benefit) expense	(303)	—	—	—	—	847	544
Income from continuing operations	1,019	585	273	389	(17)	(847)	1,402
Income from discontinued operations, net of tax	198	—	—	—	—	—	198
Net income	1,217	585	273	389	(17)	(847)	1,600
Less: net income attributable to non-controlling interest, net of tax	26	—	—	—	—	—	26
Net income attributable to DXC common stockholders	$1,191	$585	$273	$389	$(17)	$(847)	$1,574

Effective Tax Rate	(42.3)%						28.0%

Basic EPS from continuing operations	$3.48	$2.05	$0.96	$1.37	$(0.06)	$(2.98)	$4.83
Diluted EPS from continuing operations	$3.43	$2.02	$0.94	$1.34	$(0.06)	$(2.93)	$4.75

Weighted average common shares outstanding for:
Basic EPS	284.70	284.70	284.70	284.70	284.70	284.70	284.70
Diluted EPS	289.53	289.53	289.53	289.53	289.53	289.53	289.53

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income	$466	$779	$991	$1,217
Income from discontinued operations, net of taxes	—	(73)	(35)	(198)
Income tax expense (benefit)	3	(365)	205	(303)
Interest income	(27)	(27)	(92)	(59)
Interest expense	81	73	249	220
EBIT	523	387	1,318	877
Restructuring costs	76	210	418	585
Transaction, separation and integration-related costs	107	83	305	273
Amortization of acquired intangible assets	134	134	401	389
Pension and OPEB actuarial and settlement gains	—	(17)	—	(17)
Adjusted EBIT	$840	$797	$2,442	$2,107

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2018, our cash and cash equivalents were $2.5 billion, of which $1.0 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") decreased to $2.5 billion as of December 31, 2018 from $2.6 billion as of March 31, 2018. The cash flows of USPS have not been segregated and are included in the statements of cash flows for all periods presented. The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2018	December 31, 2017	Change
Net cash provided by operating activities	$1,035	$2,010	$(975)
Net cash (used in) provided by investing activities	(40)	770	(810)
Net cash used in financing activities	(1,183)	(1,136)	(47)
Effect of exchange rate changes on cash and cash equivalents	(66)	44	(110)
Net (decrease) increase in cash and cash equivalents	$(254)	$1,688	$(1,942)
Cash and cash equivalents at beginning-of-year	2,729	1,268
Cash and cash equivalents at the end-of-period	$2,475	$2,956

Net cash provided by operating activities during the first nine months of fiscal 2019 was $1,035 million as compared to $2,010 million during the comparable period of the prior fiscal year. The year-over-year decrease of $975 million was due to a decrease in working capital movements of $600 million, an increase of $137 million in gain on dispositions, a decrease in other non-cash items of $63 million and the increase in unrealized foreign currency gain of $76 million over the prior fiscal year. These decreases were partially offset by an increase in net income of $226 million and an increase in depreciation and amortization expense of $127 million.

Net cash used in investing activities during the first nine months of fiscal 2019 was $40 million, as compared to net cash provided by investing activities of $770 million during the comparable period of the prior fiscal year. The decrease of $810 million was primarily due to a reduction in cash received from the HPES Merger of $974 million, offset by a reduction in cash paid for acquisitions of $139 million, a reduction in capital expenditures of $105 million, and a net cash outflow from business dispositions of $65 million over the prior fiscal year. These decreases were partially offset by an increase in proceeds on sale of property and equipment of $254 million and an increase in cash collections of $230 million associated with the deferred purchase price receivable generated from the sale of our trade receivables and presented within investing activities pursuant to ASU 2016-15 as discussed in Note 2 - "Recent Accounting Pronouncements."

Net cash used in financing activities during the first nine months of fiscal 2019 was $1,183 million, as compared to $1,136 million during the comparable period of the prior fiscal year. The $47 million increase in cash used in financing activities was primarily due to an increase in payments on long-term debt obligations of $1,328 million, an increase in payments on capitalized lease obligations and borrowings for asset financing of $22 million, an increase in repurchases of common stock of $1,187 million and an increase in dividend payments of $36 million. These cash outflows were offset by borrowings related to the Separation of USPS of $1,114 million and a reduction of payments on borrowings under lines of credit of $335 million.

Capital Resources

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2018	March 31, 2018
Short-term debt and current maturities of long-term debt	$1,580	$1,918
Long-term debt, net of current maturities	5,980	6,092
Total debt	$7,560	$8,010

The $0.5 billion decrease in total debt during the nine months of fiscal 2019 was primarily attributed to the repayment of $899 million principal amount of the USD term loan due 2022. This debt repayment was financed from the cash payment received from Perspecta in connection with the Separation. During the second quarter of fiscal 2019, we completed a senior notes offering in an aggregate principal of €650 million due 2026, the proceeds of which were used to repay the outstanding EUR term facilities and the outstanding USD term facility.

During the third quarter of fiscal 2019, we entered into a term loan credit agreement maturing on January 15, 2022, in an aggregate principal amount of £450 million, the proceeds of which were used to repay the £185 million term loan due January 15, 2019 and $150 million of the Senior Notes due 2021. Also, during the third quarter of fiscal 2019, we entered into a senior unsecured AUD 800 million term loan agreement maturing in fiscal 2021, the proceeds of which were used to repay an existing AUD term loan due 2022. Finally, we amended our commercial paper program to issue short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of €1 billion or its equivalent in US currency.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2018 and December 31, 2017.

The maturity chart below, as of December 31, 2018, summarizes the future maturities of long-term debt principal for the remainder of fiscal 2019 and subsequent fiscal years and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities. For more information on our debt, see Note 11 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 31, 2018	March 31, 2018
Total debt	$7,560	$8,010
Cash and cash equivalents	2,475	2,593
Net debt(1)	$5,085	$5,417

Total debt	$7,560	$8,010
Equity	11,356	13,837
Total capitalization	$18,916	$21,847

Debt-to-total capitalization	40.0%	36.7%
Net debt-to-total capitalization(1)	26.9%	24.8%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone. See "Non-GAAP Financial Measures" for more information.

The increase in debt-to-total capitalization and net debt-to-total capitalization as of December 31, 2018 as compared to March 31, 2018 is due to the decrease in total capitalization as a result of the decrease in equity.

As of December 31, 2018 , our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Stable	-

Subsequent to the January 7, 2019, announcement by DXC and Luxoft Holding, Inc ("Luxoft") of a definitive agreement for DXC to acquire Luxoft, Moody's and S&P affirmed their ratings and outlook for DXC on January 8, 2019, and Fitch affirmed its ratings and outlook for DXC on January 9, 2019,

See Note 20 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

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

The following table summarizes our total liquidity:

As of
(in millions)	December 31, 2018
Cash and cash equivalents	$2,475
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,475

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. On November 8, 2018, DXC announced that its board of directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. During the nine months ended December 31, 2018, we repurchased 17,680,437 shares of our common stock at an aggregate cost of $1.2 billion.

Dividends

During the nine months ended December 31, 2018, our Board of Directors declared aggregate cash dividends to our stockholders of $0.57 per share, or approximately $161 million. Future dividends are subject to customary board review and approval prior to declaration.

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

Contractual Obligations

With the exception of the changes discussed under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2018. For further information see "Contractual Obligations" in Item 7, included in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the third quarter and first nine months of fiscal 2019, there were no changes to our accounting estimates from those described in our fiscal 2018 Annual Report on Form 10-K except as mentioned below.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Other than as described below, there have been no material changes in the three months ended December 31, 2018 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2018.

Risks Related to the Proposed Luxoft Acquisition

The proposed Luxoft Acquisition is contingent upon the satisfaction of a number of conditions, and the Luxoft Acquisition may not be consummated on the terms or timeline currently contemplated.

On January 7, 2019, we announced that we had entered into a definitive agreement to acquire Luxoft Holding, Inc. (“Luxoft” and such acquisition, the “Luxoft Acquisition”). We currently expect that the Luxoft Acquisition, if completed, will occur by June 2019.

The terms and conditions of the Luxoft Acquisition are as set forth in a Merger Agreement dated as of January 6, 2019 by and among DXC, Luxoft and Luna Equities, Inc. (the “Luxoft Merger Agreement”). Luxoft and DXC have made customary representations and warranties and agreed to customary covenants in the Luxoft Merger Agreement. The parties to the Luxoft Merger Agreement have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities for the Luxoft Acquisition, including antitrust approvals, subject to certain exceptions. Luxoft may not engage in any discussions regarding a potential acquisition of Luxoft with any party other than DXC or its affiliates or otherwise enter into any agreement with respect to, or solicit, initiate, propose or knowingly encourage any proposal regarding, an alternative transaction. The Luxoft Merger Agreement contains certain customary termination rights for both Luxoft and DXC.

The consummation of the Luxoft Acquisition is subject to certain conditions, including (i) the receipt of antitrust clearances, (ii) the absence of any law, order or other governmental action preventing or restraining the consummation of the Luxoft Acquisition, (iii) the accuracy of the representations and warranties of each party in the Luxoft Merger Agreement, (iv) compliance in all material respects by each party with its covenants under the Luxoft Merger Agreement, and (v) the absence of a material adverse effect on Luxoft. For these and other reasons, the Luxoft Acquisition may not be completed by the end of June 2019 or otherwise on the terms or timeline contemplated, if at all.

The proposed Luxoft Acquisition may result in disruptions to relationships with customers and other business partners.

If we complete the proposed Luxoft Acquisition, the proposed transaction could cause disruptions in our business and the Luxoft business, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services. If we and Luxoft face difficulties in integrating our businesses, or the Luxoft business faces difficulties in its business generally, the Luxoft Acquisition, if completed, may not achieve the intended results.

Further, it is possible that current or prospective employees of our business and the Luxoft business could experience uncertainty about their future roles with the combined company, which could harm our ability to attract and retain key personnel. Any of the foregoing could adversely affect our business, financial condition and results of operations and prospects.

The actions required to implement the Luxoft Acquisition will take management time and attention and may require us to incur additional costs.

The Luxoft Acquisition will require management's time and resources, which will be in addition to and may divert management's time and attention from the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we may incur additional costs in connection with the Luxoft Acquisition beyond those that are currently anticipated. Some of these costs must be paid regardless of whether the Luxoft Acquisition is consummated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2018, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	1,204,590	$89.34	1,204,590	$3,304,130,695
November 1, 2018 to November 30, 2018	8,913,551	$61.29	8,913,551	$2,757,775,497
December 1, 2018 to December 31, 2018	2,334,373	$61.03	2,334,373	$2,615,303,972
Total:	12,452,514	$63.96	12,452,514

On April 3, 2017, DXC announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC's Board of Directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company) and Everett Merger Sub, Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc., (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to the Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc.,(now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SC Inc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc, (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated as of February 7, 2018, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, between DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.8
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.14
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.15
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.16
Ninth Supplemental Indenture, dated January 22, 2018, between Enterprise Services LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed January 23, 2018) (file no. 001-38033))

10.1
Amendment No. 4 dated as of October 11, 2018 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to DXC Technology Company's Quarterly Report on Form 8-K (filed November 8, 2018) (file no. 001-38033))

10.2
Credit Agreement dated as of October 12, 2018, among CSC Computer Sciences International Operations Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto, as Lenders, and Lloyds Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed October 16, 2018) (file no. 001-38033))

10.3
Syndicated Facility Agreement, dated as of November 27, 2018, by and among DXC Technology Australia Pty Limited, as initial borrower, the other borrowers from time to time party thereto, DXC Technology Company, as guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed November 30, 2018) (file no. 001-38033))

10.4
Amendment Deed No. 1 dated as of December 5, 2018 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

10.5
Amendment Deed No. 2 dated as of January 8, 2019 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

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

DXC TECHNOLOGY COMPANY

Dated:	February 8, 2019	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer