Form 10-K
period 2019-03-31
DXC Technology Co
filed 2019-06-13
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File No.: 1-4850

DXC TECHNOLOGY COMPANY
(Exact name of Registrant as specified in its charter)

Nevada		61-1800317
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia		22102
(Address of principal executive offices)		(zip code)

Registrant's telephone number, including area code: (703) 245-9675
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DXC	New York Stock Exchange
2.750% Senior Notes Due 2025	DXC 25	New York Stock Exchange
1.750% Senior Notes Due 2026	DXC 26	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes  ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 28, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $26,235,616,834.

268,597,251 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the integration of Computer Sciences Corporation's ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company's ("HPES") businesses, operations, and culture and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;

•	the ability to realize the synergies and benefits expected to result from the HPES Merger within the anticipated time frame or in the anticipated amounts;

•	other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities and future capital expenditures;

•	the U.S. Public Sector business ("USPS") Separation and Mergers (defined below) could result in substantial tax liability to DXC and our stockholders;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	the risk of liability or damage to our reputation resulting from security breaches or disclosure of sensitive data or failure to comply with data protection laws and regulations;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes;

•
risks relating to the respective abilities of the parties to the Luxoft Acquisition (defined below) to satisfy the conditions to, and to otherwise consummate, the Luxoft Acquisition and to achieve the expected results therefrom; and

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

PART I

ITEM 1. BUSINESS

Overview

As the world's leading independent, end-to-end IT services company, DXC leads digital transformations for clients by modernizing and integrating their mainstream IT, and by deploying digital solutions at scale to produce better business outcomes. The company’s technology independence, global talent, and extensive partner network enable 6,000 private and public-sector clients in 70 countries to thrive on change.

Businesses in today's complex and demanding business environment are increasingly seeking to integrate digital technology into every aspect of their business resulting in fundamental changes to how they operate and deliver value to their customers. DXC designs and deploys new digital solutions – at scale – that integrate with our clients' mainstream IT infrastructure. We work with our clients to solve challenges in ways that maximize opportunity and minimize business risk. Our world-class talent becomes part of our clients’ teams, innovating with them, putting the right technology to work for their organizations and leading them through accelerating change to deliver better business outcomes.

Our business strategy is supported by a framework that focuses on the following three pillars:

•	Help clients advance their digital transformations by modernizing and simplifying their mainstream IT; which can help fund their digital initiatives;

•	Invest in our people to nurture digital skills and leadership development; and

•	Deliver value by achieving results for our clients and stakeholders.

History and Development

DXC, a Nevada corporation, was formed on April 1, 2017, by the merger of CSC and HPES (the "HPES Merger"). See Note 2 - "Acquisitions" for more information.

USPS Separation and Mergers

On May 31, 2018, DXC completed the separation of USPS (the "Separation"), and combination with Vencore Holding Corp. ("Vencore") and KeyPoint Government Solutions ("Keypoint") (the "Mergers") to form Perspecta Inc. ("Perspecta"), an independent public company (collectively, the "USPS Separation and Mergers"). Under the terms of the separation agreements, on May 31, 2018, stockholders who held DXC common stock at the close of business on May 25, 2018 (the “Record Date”), received a distribution of one share of Perspecta common stock for every two shares of DXC common stock held as of the Record Date (the "Distribution"). See Note 3 - "Divestitures" for more information.

Acquisitions and Divestitures

In addition to the USPS Separation, during the fiscal year ended March 31, 2019 ("fiscal 2019"), we completed the acquisition of Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems business, from Molina Healthcare, Inc. The combination of MMS with DXC expanded our ability to provide services to state agencies in the administration of Medicaid programs, including business processing, information technology development and administrative services. We also completed other acquisitions during fiscal 2019 to complement our Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. See Note 2 - "Acquisitions" for more information.

On January 7, 2019, DXC and Luxoft Holding, Inc ("Luxoft") announced a definitive agreement for DXC to acquire Luxoft, a global-scale digital innovator providing digital strategy consulting and engineering services for companies across North America, Europe and the Asia Pacific region (the "Luxoft Acquisition"). Pursuant to the agreement between DXC and Luxoft, all of the issued and outstanding Luxoft Class A and Class B ordinary shares will receive $59.00 per share in cash, representing a total equity value of approximately $2 billion. The transaction is anticipated to close by June 2019, subject to regulatory and other approvals. Such approvals include the termination or expiration of the relevant waiting period under, and the approvals required to be obtained in connection with or in compliance with, (i) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which was satisfied on January 31, 2019; (ii) the European Union Merger Regulation, which was satisfied on March 25, 2019; and (iii) Russia merger control regulations, which was satisfied on June 11, 2019.

Segments and Services

As a result of the Separation, USPS is no longer included as a reportable segment. Our reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

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

Sales and Marketing

We market and sell our services directly to clients through our direct sales force, operating out of sales offices around the world. Our clients include commercial businesses of many sizes and in many industries and public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2019, 2018 or 2017.

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

Employees

As of March 31, 2019, we employed approximately 130,000 employees and had offices and operations in 70 countries.

Available Information

We use our corporate website, www.dxc.technology, as a routine channel for distribution of important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available through the SEC at www.sec.gov/edgar/searchedgar/companysearch.html. Our corporate governance guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Business Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	65	2017	Indefinite	Chairman, President and Chief Executive Officer	None
Paul N. Saleh	62	2017	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	61	2017	Indefinite	Executive Vice President, General Counsel and Secretary	None
Joanne Mason	51	2017	Indefinite	Executive Vice President and Chief Human Resources Officer	None
Edward Ho	56	2018	Indefinite	Executive Vice President and General Manager, Offerings	None
James R. Smith	51	2017	Indefinite	Executive Vice President, Digital Transformation and Customer Advocacy	None
Neil A. Manna	56	2017	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

J. Michael Lawrie has served as Chairman, President and Chief Executive Officer of DXC and as a member of the Board of Directors of DXC since the completion of the HPES Merger. Mr. Lawrie previously served as Chairman, President and Chief Executive Officer of CSC. Mr. Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012, and as a member of its Board of Directors in February 2012. On December 15, 2015, Mr. Lawrie was appointed chairman of the CSC Board of Directors. Prior to joining CSC, he served as the Chief Executive Officer of U.K.-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM’s business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM’s business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is a Trustee of Drexel University, Philadelphia and chairman of the board of directors of Perspecta. We believe Mr. Lawrie’s knowledge and extensive experience in the IT solutions industry and many years of experience as the Chief Executive Officer of DXC and CSC make him well-qualified to serve as a member of our board of directors.

Paul N. Saleh has served as Executive Vice President and Chief Financial Officer of DXC since the completion of the HPES Merger. Mr. Saleh previously served as Executive Vice President and Chief Financial Officer of CSC. Mr. Saleh joined CSC as Vice President and Chief Financial Officer on May 23, 2012. Prior to joining CSC, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications and technology industries. Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008. He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001. Mr. Saleh serves as a Director of Perspecta.

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

Edward Ho joined DXC on January 2018 and serves as Executive Vice President and General Manager, Offerings. Mr. Ho previously served as the President of Global Payment Solutions of D+H Corporation, a publicly traded, leading, global financial technology company, from April 2015 to November 2017, where he was responsible for leadership of its digital, global transaction banking business. From January 2013 to April 2015, Mr. Ho served as the President and Chief Operating Officer of Fundtech Corporation, a private equity owned, leading provider of digital payments banking software and services, where he was responsible of sales, marketing, product management, development, professional services, customer support and certain general and administrative functions. Prior to his role at Fundtech, he served for 9 years as Executive Vice President and General Manager of the capital markets division at Misys plc, a provider of banking, treasury, trading and risk management software solutions. Previously, he had been Chief Executive Officer and President of IQ Financial Systems, a developer and marketer of commercial lending and risk management software systems. Mr. Ho also spent 15 years as a banker with Bank of America, Bankers Trust and Deutsche Bank.

James R. Smith serves as Executive Vice President, Digital Transformation and Customer Advocacy of DXC. Mr. Smith previously served as CSC's Executive Vice President and General Manager for GBS since he joined in August 2013. Prior to joining CSC, Mr. Smith served as Chief Executive Officer of Motricity, a provider of cloud-based mobile enterprise and analytics solutions from 2009 to 2012. Under his direction, Motricity had a successful initial public offering on NASDAQ after completing a business model transformation and global expansion. Mr. Smith held various executive leadership positions at Avaya from 2001 to 2008 where he helped drive a 10-fold increase in the company’s market capitalization and reinvented a global software platform. Prior to that, he was an Associate Partner at Accenture.

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

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards, are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change which has resulted in deflationary pressure in the price of services which in turn can adversely impact our margins. Our competitors may develop solutions or services that make our offerings obsolete or may force us to decrease prices on our services which can result in lower margins. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer needs in digital cloud, information technology outsourcing, consulting, industry software and solutions, application services markets, and in areas such as artificial intelligence, automation, Internet of Things and as-a-service solutions, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. If we are unable to continue to develop digital and other new service offerings in a highly competitive and rapidly evolving environment or if we are unable to commercialize such services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. This has caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs, as well as shortages of qualified workers in the future and (2) the possibility that the U.S. Federal Government or the European Union may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, including but not limited to military activity or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations.

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

As a provider of IT services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of data for our clients, including sensitive and personally identifiable information. We also manage IT infrastructure of our own and of clients. We possess valuable proprietary information, including copyrights, trade secrets and other intellectual property and, we collect and store certain personal and financial information from customers and employees.

At the same time, the continued occurrence of high-profile data breaches and cyber-attacks, including by state actors, reflects an external environment that is increasingly hostile to information and corporate security. Cybersecurity incidents can result from unintentional events or deliberate attacks by insiders or third parties, including criminals, competitors, nation-states, and hacktivists. Like other companies, we face an evolving array of cybersecurity and data security threats that pose risks to us and our clients. We can also be harmed by attacks on third parties, such as denial-of-service attacks. We see regular unauthorized efforts to access our systems, which we evaluate for severity and frequency. While incidents experienced thus far have not resulted in significant disruption to our business, it is possible that we could suffer a severe attack or incident, with potentially material and adverse effects on our business, reputation, customer relations, results of operations or financial condition.

We must expend capital and other resources to protect against attempted security breaches and cyber-attacks and to alleviate problems caused by successful breaches or attacks. We consider information security to be a top priority and are undertaking cybersecurity planning and activities throughout the company. This includes the acquisition of technology and services, review and refinement of cybersecurity and data security policies and procedures and employee training, among many other investments. Senior management and the Board of Directors are appropriately and actively engaged in cybersecurity risk management.

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

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Security breaches such as through an advanced persistent threat attack, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, could expose us to risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability and other litigation, reputational harm, and a loss of customer confidence which could potentially have an adverse impact on future business with current and potential customers.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect our data and that of clients, including sensitive customer transaction data. A party who is able to circumvent our security measures or those of our contractors, partners or vendors could access our systems and misappropriate proprietary information, the confidential data of our customers, employees or business partners or cause interruption in our or their operations.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

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

Compliance with new privacy and security laws, requirements and regulations, such as the European Union General Data Protection Regulation, which became effective in May 2018, where required or undertaken by us, may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations, as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Portions of our infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation, and adversely affect our stock price.

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

We have a significant amount of indebtedness totaling approximately $7.4 billion as of March 31, 2019 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, may, among other things:

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

A substantial portion of our borrowing capacity bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.

Certain of our financing agreements include language to determine a replacement rate for LIBOR, if necessary. However, if LIBOR ceases to exist, we may need to renegotiate some financing agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

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

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases and as more of the services we provide are shifted to lower cost regions of the world. Approximately 63% of revenues earned during fiscal 2019 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

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

In June 2016, the United Kingdom held a referendum in which British citizens voted to exit from the European Union, commonly referred to as “Brexit.” In March 2017, the U.K. government initiated a process to withdraw from the European Union and began negotiating the terms of its separation. Current uncertainty over the negotiations between the United Kingdom and the European Union may cause significant volatility in global financial markets and may adversely affect our operations and financial results. Risks we associate with Brexit include, for example, that Brexit could potentially result in restrictions on the movement of capital and the mobility of personnel between the remaining 27 European Union states and the United Kingdom, in addition to volatility in currency exchange rates. Brexit also creates uncertainty in areas currently regulated by European Union law, such as cross border data transfers. Brexit is also expected to lead to short- and medium-term uncertainty in future trade arrangements between U.K.-based operations and the various European Union markets that they serve.

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

Our Board of Directors has approved several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 20 - "Restructuring Costs".

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

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, DXC announced that its Board of Directors approved an incremental $2.0 billion share repurchase authorization. Starting fiscal 2018, we paid quarterly cash dividends to our stockholders in accordance with our announced dividend policy. We intend to continue to pay a quarterly cash dividend during fiscal 2020 but the declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

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

As noted in Note 21 - "Commitments and Contingencies", we are currently party to a number of disputes that involve or may involve litigation, including a securities class action and other lawsuits in which we and our directors have been named as a defendant. The result of these lawsuits and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

Further, as of March 31, 2019, we have $2.4 billion of floating interest rate debt. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and interest rate swaps with a number of counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service ("IRS"), any of which could lessen or increase certain impacts of the legislation. In addition, state and local jurisdictions continue to issue guidance on how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we recorded a provisional reduction of our deferred income tax liabilities resulting in a material non-cash benefit to earnings during fiscal 2018, the period in which the tax legislation was enacted, which was adjusted in fiscal 2019 and may be subject to further adjustment in subsequent periods upon the filing of the associated October 31, 2018 U.S. federal and state income tax returns. Additionally, the repatriation tax resulted in a material amount of additional U.S. tax liability, the majority of which was reflected as an income tax expense in fiscal 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years. Further, there may be other material adverse effects resulting from future guidance, including technical corrections.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

The integration following the HPES Merger may continue to present significant challenges.

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

Risks Related to the Luxoft Acquisition

The proposed Luxoft Acquisition is contingent upon the satisfaction of a number of conditions, and the Luxoft Acquisition may not be consummated on the terms or timeline currently contemplated.

On January 7, 2019, we announced that we had entered into a definitive agreement to acquire Luxoft. We currently expect that the Luxoft Acquisition, if completed, will occur by June 2019. The terms and conditions of the Luxoft Acquisition are as set forth in the Merger Agreement dated as of January 6, 2019 by and among DXC, Luxoft and Luna Equities, Inc. (the “Luxoft Merger Agreement”). Luxoft and DXC have made customary representations and warranties and agreed to customary covenants in the Luxoft Merger Agreement. The parties to the Luxoft Merger Agreement have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities to complete the Luxoft Acquisition, including antitrust approvals, subject to certain exceptions. Antitrust approvals include the termination or expiration of the relevant waiting period under, and the approvals required to be obtained in connection with or in compliance with, (i) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which was satisfied on January 31, 2019; (ii) the European Union Merger Regulation, which was satisfied on March 25, 2019; and (iii) Russia merger control regulations, which was satisfied on June 11, 2019. Luxoft may not engage in any discussions regarding a potential acquisition of Luxoft with any party other than DXC or its affiliates or otherwise enter into any agreement with respect to, or solicit, initiate, propose or knowingly encourage any proposal regarding an alternative transaction. The Luxoft Merger Agreement contains certain customary termination rights for both Luxoft and DXC.

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

The Luxoft Acquisition will require management's time and resources, which will be in addition to, and may divert from, management's time and attention to the operation of our existing businesses and the execution of our other strategic initiatives. Additionally, we may incur additional costs in connection with the Luxoft Acquisition beyond those that are currently anticipated. Some of these costs must be paid regardless of whether the Luxoft Acquisition is consummated.

Risks Related to Previous Spin-Offs

The USPS Separation and Mergers and NPS Separation could result in substantial tax liability to DXC and our stockholders.

Among the closing conditions to completing the USPS Separation and Mergers, we received a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation qualifies as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) each of DXC and Perspecta is a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the Distribution qualifies as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the Mergers causes Section 355(e) of the Code to apply to the Distribution. If, notwithstanding the conclusions expressed in these opinions, the USPS Separation and Mergers were determined to be taxable, DXC and its stockholders could incur significant tax liabilities.

In addition, prior to the HPES Merger, CSC spun off its North American Public Sector business ("NPS") on November 27, 2015 (the "NPS Separation"). In connection with the NPS Separation, CSC received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the NPS Separation qualified as a tax-free transaction to CSC and holders of CSC common stock under Section 355 and related provisions of the Code. The completion of the HPES Merger was conditioned upon the receipt of CSC of an opinion of counsel to the effect that the HPES Merger should not cause Section 355(e) of the Code to apply to the NPS Separation or otherwise affect the qualification of the NPS Separation as a tax-free distribution under Section 355 of the Code. If, notwithstanding the conclusions expressed in these opinions, the NPS Separation were determined to be taxable, CSC and CSC stockholders that received CSRA Inc ("CSRA") stock in the NPS Separation could incur significant tax liabilities.

The opinions of counsel we received were based on, among other things, various factual representations and assumptions, as well as certain undertakings made by DXC, Perspecta and CSRA. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, the conclusions reached in the opinion could be adversely affected and the USPS Separation or the NPS Separation may not qualify for tax-free treatment. Furthermore, an opinion of counsel is not binding on the IRS or the courts. Accordingly, no assurance can be given that the IRS will not challenge the conclusions set forth in the opinions or that a court would not sustain such a challenge. If, notwithstanding our receipt of the opinions, the USPS Separation or NPS Separation is determined to be taxable, we would recognize taxable gain as if we had sold the shares of Perspecta or CSRA in a taxable sale for its fair market value, which could result in a substantial tax liability. In addition, if the USPS Separation or NPS Separation is determined to be taxable, each holder of our common stock who received shares of Perspecta or CSRA would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares received, which could materially increase such holder’s tax liability.

Additionally, even if the USPS Separation otherwise qualifies as a tax-free transaction, the Distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Perspecta are deemed to be part of a plan or series of related transactions that includes the Distribution. In this event, the resulting tax liability could be substantial. In connection with the USPS Separation, we entered into a tax matters agreement with Perspecta, under which it agreed not to undertake any transaction without our consent that could reasonably be expected to cause the USPS Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities could be substantial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at a leased facility in Tysons, VA. We own or lease numerous general office facilities, global security operations centers, strategic delivery centers and data centers around the world. We do not identify properties by segment, as they are interchangeable in nature and used by multiple segments.

During fiscal 2019 and fiscal 2018, we initiated facilities rationalization programs to reduce our space capacity at low utilization and sub-scale locations, increase co-location, align locations by skill type and optimize our data center footprint. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease this excess space.

The following tables provide a summary of properties we own and lease as of March 31, 2019:

Geographic Area		Approximate Square Footage (in thousands)
	Number of Locations	Owned	Leased	Total
United States	152	4,792	3,515	8,307
India	39	741	4,164	4,905
Other Europe locations	96	364	3,261	3,625
United Kingdom	80	1,146	2,056	3,202
Australia & other Pacific Rim locations	47	—	1,582	1,582
France	33	956	196	1,152
Germany	43	318	718	1,036
Malaysia	5	199	561	760
Brazil	10	228	477	705
Spain	16	—	522	522
Canada	15	217	304	521
Philippines	5	—	516	516
China	13	5	506	511
Rest of World	60	212	1,367	1,579
Total	614	9,178	19,745	28,923

We believe that the facilities described above are well-maintained, suitable and adequate to meet our current and anticipated requirements. See Note 8 - "Property and Equipment", which provides additional information related to our land, buildings and leasehold improvements, and Note 21 - "Commitments and Contingencies" under the caption "Commitments", which provides additional information related to our real estate lease commitments.

ITEM 3. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "DXC".

Number of Holders

As of May 10, 2019, there were 46,945 holders of record of our common stock.

Dividends

Cash dividends declared on DXC common stock for each quarter of fiscal 2019 are included in Selected Quarterly Financial Data (Unaudited) in Part II, Item 8 of this Annual Report.

We intend to continue to pay a quarterly cash dividend during fiscal 2020, and on May 23, 2019 we announced that our Board of Directors declared a regular quarterly dividend payment for the quarter ending March 31, 2019 of $0.21 per share on the Company's common stock. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	1,662,149	$54.97	1,662,149	$2,523,936,426
February 1, 2019 to February 28, 2019	—	$—	—	$2,523,936,426
March 1, 2019 to March 31, 2019	—	$—	—	$2,523,936,426

(1) On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 14 - "Stockholders' Equity" for further discussion regarding share repurchases.

Performance Graph

The following graph shows a comparison from April 3, 2017 (the date our common stock commenced trading on the NYSE) through March 31, 2019 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 3, 2017 in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

The following table provides indexed returns assuming $100 was invested on April 3, 2017, with annual returns using our fiscal year-end date.

Indexed Return
	Return 2018	Return 2019
DXC Technology Company	48.7%	(24.4)%
S&P 500 Index	12.0%	9.8%
S&P North American Technology Index	30.0%	17.9%

Equity Compensation Plans

See Item 12 contained in Part III of this Annual Report for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated and should be read in conjunction with the financial statements and notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

Our selected consolidated financial data set forth below, as of March 31, 2019 and March 31, 2018, and for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, have been derived from the audited consolidated financial statements included elsewhere herein. Our selected consolidated financial data set forth below, as of March 31, 2017, April 1, 2016, and April 3, 2015 and for the fiscal years ended April 1, 2016, and April 3, 2015, are derived from our consolidated financial statements not included elsewhere herein.

Selected consolidated financial data as of and for the fiscal years ended March 31, 2019 and March 31, 2018 are not directly comparable to prior periods which reflect CSC's financial results before the HPES Merger. Additionally, as a result of the USPS Separation, the statement of operations, balance sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations. See Note 1 - "Summary of Significant Accounting Policies".

Statement of Operations Data:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2019(1)	March 31, 2018(2)	March 31, 2017(3)	April 1, 2016(4)	April 3, 2015(5)
Revenues	$20,753	$21,733	$7,607	$7,106	$8,117
Income (loss) from continuing operations, before taxes	1,515	1,304	(174)	10	(671)
Income tax expense (benefit)	288	(242)	(74)	(62)	(464)
Income (loss) from continuing operations	1,227	1,546	(100)	72	(207)
Income from discontinued operations, net of taxes	35	236	—	191	224
Net income (loss) attributable to DXC common stockholders	1,257	1,751	(123)	251	2
Earnings (loss) per common share:
Basic:
Continuing operations	$4.40	$5.32	$(0.88)	$0.51	$(1.45)
Discontinued operations	0.13	0.83	—	1.31	1.46
	$4.53	$6.15	$(0.88)	$1.82	$0.01
Diluted:
Continuing operations	$4.35	$5.23	$(0.88)	$0.50	$(1.45)
Discontinued operations	0.12	0.81	—	1.28	1.46
	$4.47	$6.04	$(0.88)	$1.78	$0.01

Weighted average common shares outstanding for:
Basic EPS	277.54	284.93	140.39	138.28	142.56
Diluted EPS	281.43	289.77	140.39	141.33	142.56

Cash dividend per common share	$0.76	$0.72	$0.56	$2.99	$0.92

Balance Sheet Data:

	As of
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017	April 1, 2016	April 3, 2015
Cash and cash equivalents	$2,899	$2,593	$1,268	$1,181	$2,079

Total assets	29,574	33,921	8,663	7,736	10,221

Debt
Long-term debt, net of current maturities	$5,470	$6,092	$2,225	$1,934	$1,635
Short-term debt and current maturities of long-term debt	1,942	1,918	738	710	883
Total Debt	$7,412	$8,010	$2,963	$2,644	$2,518

Total equity	$11,725	$13,837	$2,166	$2,032	$2,965
Net debt-to-total capitalization (6)	23.6%	24.8%	33.0%	31.3%	8.0%

(1) Fiscal 2019 included $465 million of restructuring costs.
(2) Fiscal 2018 net income attributable to DXC common stockholders and earnings per common share were impacted by the Tax Cuts and Jobs Act. See Note 11 - "Income Taxes" for further details. Fiscal 2018 included $789 million of restructuring costs.
(3) Fiscal 2017 included $238 million of restructuring costs.
(4) Fiscal 2016 included $95 million of debt extinguishment costs.
(5) Fiscal 2015 included $256 million of restructuring costs and $197 million of SEC settlement related charges.
(6) Net debt-to-total capitalization is a non-GAAP measure used by management to assess our ability to service our debts using only our cash and cash equivalents. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Liquidity and Capital Resources" for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2019 and our financial condition as of March 31, 2019. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2019 and fiscal 2018. A discussion of changes in our results of operations from fiscal 2017 to fiscal 2018 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018.

Background

As the world's leading independent, end-to-end IT services company, DXC leads digital transformations for clients by modernizing and integrating their mainstream IT, and by deploying digital solutions at scale to produce better business outcomes. The company’s technology independence, global talent, and extensive partner network enable 6,000 private and public-sector clients in 70 countries to thrive on change. DXC is a recognized leader in corporate responsibility.

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

Results of Operations

The following table sets forth certain financial data for fiscal 2019 and 2018:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2019	March 31, 2018

Revenues	$20,753	$21,733

Income from continuing operations, before taxes	1,515	1,304
Income tax expense (benefit)	288	(242)
Income from continuing operations	1,227	1,546
Income from discontinued operations, net of taxes	35	236
Net income	$1,262	$1,782

Diluted earnings per share:
Continuing operations	$4.35	$5.23
Discontinued operations	0.12	0.81
	$4.47	$6.04

Fiscal 2019 Highlights

Fiscal 2019 financial highlights include the following:

•	Fiscal 2019 revenues were $20,753 million.

•
Fiscal 2019 income from continuing operations and diluted EPS from continuing operations were $1,227 million and $4.35, respectively, including the cumulative impact of certain items of $1,125 million, or $3.99 per share, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, pension and other post-retirement benefit ("OPEB") actuarial and settlement losses and a tax adjustment related to U.S. tax reform.

•	Our cash and cash equivalents were $2,899 million at March 31, 2019.

•	We generated $1,783 million of cash from operations during fiscal 2019.

•	We returned $1,549 million to shareholders in the form of common stock dividends and share repurchases during fiscal 2019.

Revenues

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	Change	Percentage Change
GBS	$8,684	$9,254	$(570)	(6.2)%
GIS	12,069	12,479	(410)	(3.3)%
Total Revenues	$20,753	$21,733	$(980)	(4.5)%

The decrease in revenues for fiscal 2019 compared with fiscal 2018 reflects an ongoing decline in our traditional application maintenance business and legacy infrastructure services. Fiscal 2019 revenues included an unfavorable foreign currency exchange rate impact of 1.6%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

During fiscal 2019 and fiscal 2018, the distribution of our revenues across geographies was as follows:

For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of this Annual Report.

As a global company, approximately 63% of our fiscal 2019 revenues were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Fiscal Years Ended
(in millions)	Constant Currency March 31, 2019	March 31, 2018	Change	Percentage Change
GBS	$8,823	$9,254	$(431)	(4.7)%
GIS	12,282	12,479	(197)	(1.6)%
Total Revenues	$21,105	$21,733	$(628)	(2.9)%

Global Business Services

Our GBS segment revenues were $8.7 billion for fiscal 2019, representing a decrease of $0.6 billion, or 6.2%, compared to fiscal 2018. The revenue decline included an unfavorable foreign currency exchange rate impact of $0.1 billion, or 1.5%. GBS revenues in constant currency were $8.8 billion for fiscal 2019, representing a decrease of $0.4 billion, or 4.7%. The decrease in GBS revenue in fiscal 2019 reflects a decline in the traditional application maintenance and management business and includes the impact of accelerated cloud adoption.

Global Infrastructure Services

Our GIS segment revenues were $12.1 billion for fiscal 2019, representing a decrease of $0.4 billion, or 3.3%, compared to fiscal 2018. The revenue decline included an unfavorable foreign currency exchange rate impact of $0.2 billion, or 1.7%.GIS revenues in constant currency were $12.3 billion for fiscal 2019, representing a decrease of $0.2 billion, or 1.6%. The decrease in GIS revenue in fiscal 2019 reflects the ongoing migration out of legacy infrastructure environments, partially offset by growth in our cloud infrastructure and digital workplace offerings.

During fiscal 2019, GBS and GIS had contract awards of $9.3 billion and $11.4 billion, respectively, compared with $10.2 billion and $11.6 billion, respectively, during fiscal 2018.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended		Percentage of Revenues
(in millions)	March 31, 2019	March 31, 2018	2019	2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,946	$16,317	72.1%	75.0%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,959	1,890	9.4	8.7
Depreciation and amortization	1,968	1,795	9.5	8.3
Restructuring costs	465	789	2.2	3.6
Interest expense, net	206	231	1.0	1.1
Other income, net	(306)	(593)	(1.5)	(2.7)
Total costs and expenses	$19,238	$20,429	92.7%	94.0%

The 1.3% improvement in costs and expenses, as a percentage of revenue for fiscal 2019, reflects continued execution of our synergy initiatives, including workforce optimization, supply chain efficiencies and rationalization of our real estate footprint.

Costs of Services

Cost of services (excluding depreciation and amortization and restructuring costs) ("COS"), was $14.9 billion for fiscal 2019, as compared to $16.3 billion for fiscal 2018. COS decreased $1.4 billion, and as a percentage of revenue decreased 2.9%, compared to fiscal 2018. This decrease was driven by headcount reduction and procurement efficiencies. Employee labor costs, as a percentage of revenue, decreased in both segments and across our geographic regions, year-over-year.

Selling, General and Administrative

Selling (general and administrative expense, excluding depreciation and amortization and restructuring costs) ("SG&A"), was $2.0 billion for fiscal 2019, as compared to $1.9 billion for fiscal 2018. SG&A increased $0.1 billion, and as a percentage of revenue increased 0.7%, compared to fiscal 2018. The increase in SG&A reflects an increase in integration, separation, and transaction-related costs and allocated worldwide support costs.

Integration, separation and transaction-related costs, included in SG&A, were $401 million during fiscal 2019, as compared to $359 million during fiscal 2018.

Depreciation and Amortization

Depreciation and amortization expense ("D&A") was $2.0 billion for fiscal 2019, compared to $1.8 billion for fiscal 2018. The increase in D&A was primarily due to an increase in depreciation expense from leased equipment and an increase in amortization expense related to accelerated transition and transformation contract costs as compared to fiscal 2018.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2019 we initiated certain restructuring actions across our segments and geographies. The fiscal 2019 global cost savings initiatives were designed to better align our organizational structure with our strategic initiatives and continue the integration of HPES and other acquisitions.

Total restructuring costs recorded, net of reversals, during fiscal 2019 and 2018 were $465 million and $789 million, respectively. The net amounts recorded included $2 million and $13 million of pension benefit augmentations for fiscal 2019 and 2018, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

See Note 20 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Interest expense for fiscal 2019 was $334 million as compared to $320 million in fiscal 2018. Interest income for fiscal 2019 was $128 million, as compared to $89 million in fiscal 2018. The year-over-year increase in interest expense and interest income was primarily due to our cash pool arrangements. The increase in cash pool expense was partially offset by a decrease in interest expense related to our borrowings.

Other Income, Net

Other income, net includes non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates, gain on sale of non-operating assets and other miscellaneous gains and losses.

The components of other income, net for fiscal 2019 and fiscal 2018 are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018
Non-service cost components of net periodic pension income	$(182)	$(509)
Foreign currency loss (gain)	31	(71)
Other gain	(155)	(13)
Total	$(306)	$(593)

The $287 million decrease in other income for fiscal 2019 was due to a year-over-year decrease of $327 million in non-service components of net periodic pension income and a year-over-year unfavorable foreign currency impact of $102 million resulting primarily from a gain recognized as a result of a change in the functional currency of a European holding company during fiscal 2018, which was not present in the current fiscal year. These decreases were partially offset by a $142 million increase in other gains primarily due to sales of non-operating assets during fiscal 2019.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2019 and 2018 was 19.0% and (18.6)% respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 11 - "Income Taxes."

In fiscal 2019, the ETR was primarily impacted by:

•
Local tax losses on investments in Luxembourg that decreased the foreign tax rate differential and decreased the ETR by $360 million and 23.7%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

•
A change in the net valuation allowance on certain deferred tax assets, primarily in Luxembourg, Germany, Spain, UK, and Switzerland, which increased income tax expense and increased the ETR by $256 million and 16.9%, respectively.

•	A decrease in the transition tax liability and a change in tax accounting method for deferred revenue, which decreased income tax expense and decreased the ETR by $66 million and 4.3%, respectively.

In fiscal 2018, the ETR was primarily impacted by:

•
Due to the Company's change in repatriation policy, the reversal of a deferred tax liability relating to the outside basis difference of foreign subsidiaries which increased the income tax benefit and decreased the ETR by $554 million and 42.5%, respectively.

•	The accrual of the one-time transition tax on estimated unremitted foreign earnings, which decreased the income tax benefit and increased the ETR by $361 million and 27.7%, respectively.

•	The remeasurement of deferred tax assets and liabilities, which increased the income tax benefit and decreased the ETR by $338 million and 25.9%, respectively.

As of March 31, 2018, our net deferred tax assets in certain DXC German entities were primarily the result of net operating loss carryforwards, pension, restructuring, and other miscellaneous accruals. A full valuation allowance was recorded against these net deferred tax assets as of that reporting date. For the period ended December 31, 2018 management determined that the positive evidence, including the duration of the current profitability due to realization of cost synergies relating to the HPES merger, a legal entity restructuring allowing the future utilization of net operating loss carryforwards and the nonrecurring nature of the factors that primarily drove historical losses outweighs the negative evidence of a three-year cumulative loss. Therefore, as of December 31, 2018, management had a change in judgment and concluded that it is now more likely than not that the net deferred tax assets in these DXC German entities will be fully utilized. As a result, we have recorded a valuation allowance release of $113 million. As of March 31, 2019, management had no change in our conclusions regarding the positive and negative evidence and future realizability of these DXC German entities' deferred tax assets.

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, we previously entered into negotiations for a resolution through settlement with the IRS

Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. We have an agreement in principle with the IRS Office of Appeals as to some but not all of these adjustments. We have agreed to extend the statute of limitations associated with this audit through November 30, 2019. In addition, during the first quarter of fiscal 2018, we received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. We have filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2017 federal income tax returns. We have not received any proposed adjustments for this cycle. We continue to believe that our tax positions are more likely than not sustainable and that we will ultimately prevail. The Company now expects to reach a resolution for all years no earlier than fiscal 2021.

In addition, we may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than we have accrued as uncertain tax positions. We may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, we could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. We believe the outcomes that are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $9 million, excluding interest, penalties, and tax carryforwards.

Income from Discontinued Operations

Income from discontinued operations reflects the net income generated by USPS. As the Separation occurred on May 31, 2018, there are only two months of USPS results included in fiscal 2019.

Earnings Per Share

Diluted EPS from continuing operations for fiscal 2019 was $4.35, a decrease of $0.88 per share compared with the prior fiscal year. The EPS decrease was due to a decrease of $319 million in income from continuing operations.

Diluted EPS for fiscal 2019 includes $1.25 per share of restructuring costs, $1.06 per share of transaction, separation and integration-related costs, $1.42 per share of amortization of acquired intangible assets, $0.41 per share of pension and OPEB actuarial and settlement losses and $(0.16) per share of tax adjustment related to U.S. tax reform.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS, constant currency revenues and net debt-to-total capitalization.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of core operating performance. DXC management believes these non-GAAP measures allow investors to better understand the financial performance of DXC exclusive of the impacts of corporate-wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC, as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS targets.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	Change	Percent Change
Income from continuing operations	$1,515	$1,304	$211	16.2%
Non-GAAP income from continuing operations	$3,063	$2,758	$305	11.1%
Net income	$1,262	$1,782	$(520)	(29.2)%
Adjusted EBIT	$3,269	$2,989	$280	9.4%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

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

•
Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2019 and the application of an approximate 28% tax rate for fiscal 2018, which is within the targeted effective tax rate range for the prior year.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,946	$—	$—	$—	$—	$—	$14,946

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,959	—	(401)	—	—	—	1,558

Income from continuing operations, before taxes	1,515	465	401	539	143	—	3,063
Income tax expense	288	112	102	138	27	44	711
Income from continuing operations	1,227	353	299	401	116	(44)	2,352
Income from discontinued operations, net of taxes	35	—	—	—	—	—	35
Net income	1,262	353	299	401	116	(44)	2,387
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	—	5
Net income attributable to DXC common stockholders	$1,257	$353	$299	$401	$116	$(44)	$2,382

Effective Tax Rate	19.0%						23.2%

Basic EPS from continuing operations	$4.40	$1.27	$1.08	$1.44	$0.42	$(0.16)	$8.46
Diluted EPS from continuing operations	$4.35	$1.25	$1.06	$1.42	$0.41	$(0.16)	$8.34

Weighted average common shares outstanding for:
Basic EPS	277.54	277.54	277.54	277.54	277.54	277.54	277.54
Diluted EPS	281.43	281.43	281.43	281.43	281.43	281.43	281.43

* The net periodic pension cost within income from continuing operations includes $700 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $570 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Fiscal Year Ended March 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$16,317	$—	$—	$—	$—	$—	$16,317

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,890	—	(359)	—	—	—	1,531

Income from continuing operations, before taxes	1,304	789	359	526	(220)	—	2,758
Income tax (benefit) expense	(242)	—	—	—	—	1,013	771
Income from continuing operations	1,546	789	359	526	(220)	(1,013)	1,987
Income from discontinued operations, net of taxes	236	—	—	—	—	—	236
Net income	1,782	789	359	526	(220)	(1,013)	2,223
Less: net income attributable to non-controlling interest, net of tax	31	—	—	—	—	—	31
Net income attributable to DXC common stockholders	$1,751	$789	$359	$526	$(220)	$(1,013)	$2,192

Effective Tax Rate	(18.6)%						28.0%

Basic EPS from continuing operations	$5.32	$2.77	$1.26	$1.85	$(0.77)	$(3.56)	$6.86
Diluted EPS from continuing operations	$5.23	$2.72	$1.24	$1.82	$(0.76)	$(3.50)	$6.75

Weighted average common shares outstanding for:
Basic EPS	284.93	284.93	284.93	284.93	284.93	284.93	284.93
Diluted EPS	289.77	289.77	289.77	289.77	289.77	289.77	289.77

* The net periodic pension cost within income from continuing operations includes $371 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $534 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

Reconciliations of net income to adjusted EBIT and pro forma adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018
Net income	$1,262	$1,782
Income from discontinued operations, net of taxes	(35)	(236)
Income tax expense (benefit)	288	(242)
Interest income	(128)	(89)
Interest expense	334	320
EBIT	1,721	1,535
Restructuring costs	465	789
Transaction, separation and integration-related costs	401	359
Amortization of acquired intangible assets	539	526
Pension and OPEB actuarial and settlement losses (gains)	143	(220)
Adjusted EBIT	$3,269	$2,989

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2019, our cash and cash equivalents ("cash") were $2.9 billion, of which $1.4 billion was held outside of the United States. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries and current income inclusions for global intangible low taxed income, we expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the U.S. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S. we plan to repatriate these funds.

Cash and cash equivalents increased $0.3 billion during fiscal 2018 to $2.9 billion, primarily due to changes in operating activities. The cash flows of USPS have not been segregated and are included in the statements of cash flows for the fiscal year ended March 31, 2018 and through the separation date of May 31, 2018 in the statements of cash flows for the fiscal year ended March 31, 2019.

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$1,783	$2,567	$619
Net cash provided by (used in) investing activities	69	719	(565)
Net cash (used in) provided by financing activities	(1,663)	(1,890)	93
Effect of exchange rate changes on cash and cash equivalents	(19)	65	(60)
Net increase in cash and cash equivalents	170	1,461	87
Cash and cash equivalents at beginning of year	2,729	1,268	1,181
Cash and cash equivalents at the end of period	$2,899	$2,729	$1,268

Operating cash flow

Net cash provided by operating activities during fiscal 2019 was $1,783 million as compared to $2,567 million during fiscal 2018. The decrease of $784 million was predominately due to a decrease in net income of $520 million, a change in net accounts receivables of $483 million, and other working capital. This was partially offset by additional deferred tax adjustments of $939 million.

Net cash provided by operating activities during fiscal 2018 was $2,567 million as compared to $619 million during fiscal 2017. The increase of $1,948 million was predominately due to an increase in net income of $1,882 million. The increase in cash provided by operating activities during fiscal 2018 was partially offset by additional deferred tax adjustments to operating activities of $842 million and an increase in the gain on pension and other post-employment benefits of $307 million.

Investing cash flow

Net cash provided by investing activities during fiscal 2019 decreased $650 million to $69 million. The decrease was due to net cash provided by acquisitions of $735 million during fiscal 2018, compared with cash paid for acquisitions of $365 million during fiscal 2019. In addition, there was an increase in cash payments for outsourcing contract costs of $66 million, software purchases of $50 million and purchase of property and equipment of $73 million. The decrease in net cash provided by investing activities was offset by additional proceeds from sale of assets of $299 million and cash collections from deferred purchase price receivables of $399 million.

Net cash provided by (used in) investing activities during fiscal 2018 was $719 million as compared to $(565) million for fiscal 2017. The increase was predominantly due to net cash provided by acquisitions of $735 million during fiscal 2018, compared with cash paid for acquisitions of $434 million during fiscal 2017. The increase in net cash provided by (used in) investing activities was partially offset by an increase in cash payments for outsourcing contract costs of $227 million and software purchases of $71 million.

Financing cash flow

Net cash used in financing activities during fiscal 2019 was $1,663 million, as compared to $1,890 million during fiscal 2018. The $227 million decrease in net cash used in financing activities was primarily due to repayments of $737 million in fiscal 2018, which did not recur in the current year, additional draws on long-term debt of $1,025 million, and borrowings of $1,114 million for the USPS Separation. This was partially offset by additional payments on long-term debt obligations of $1,078 million, repurchases of common stock of $1,212 million, and a decrease in cash proceeds from bond issuance of $236 million.

Net cash (used in) provided by financing activities during fiscal 2018 was $(1,890) million, as compared to $93 million during fiscal 2017. The $1,983 million increase in net cash used by financing activities was primarily due to a decrease in credit facility draws, net of repayments of $868 million, additional payments on capitalized lease obligations of $915 million, additional payments on long-term debt obligations of $1,379 million and $132 million in payments for repurchases of common stock. These cash outflows were partially offset by draws on long-term debt of $462 million and cash proceeds from bond issuance of $989 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes out total debt:

	As of
(in millions)	March 31, 2019	March 31, 2018
Short-term debt and current maturities of long-term debt	$1,942	$1,918
Long-term debt, net of current maturities	5,470	6,092
Total debt	$7,412	$8,010

The $0.6 billion decrease in total debt during fiscal 2019 was primarily attributed to the repayment of $899 million principal amount of the USD term loan due 2022. This debt repayment was financed from the cash payment received from Perspecta in connection with the Separation.

During fiscal 2019, we completed a senior note offering in an aggregate principal of €650 million due 2026 and entered into term loan credit agreements in aggregate principal amounts of £450 million maturing in fiscal 2022 and AUD 800 million maturing in fiscal 2021. The proceeds of these credit facilities were used to repay debt and for general corporate purposes. Also, we amended our commercial paper program to issue short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of €1 billion or its equivalent in U.S. dollars.

Additionally, during fiscal 2019, we entered into a term loan credit agreement consisting of three tranches (the "delayed draw term loan"): (i) $500 million maturing five years following the funding date; (ii) €750 million maturing two years following the funding date; and (iii) €750 million maturing three years following the funding date. The proceeds of this term loan will be used to finance in part the acquisition of Luxoft and for general corporate purposes. The term loan is undrawn as of March 31, 2019.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2019 and March 31, 2018.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to March 31, 2019 and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities. For more information on our debt, see Note 12 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	March 31, 2019	March 31, 2018
Total debt	$7,412	$8,010
Cash and cash equivalents	2,899	2,593
Net debt(1)	$4,513	$5,417

Total debt	$7,412	$8,010
Equity	11,725	13,837
Total capitalization	$19,137	$21,847

Debt-to-total capitalization	38.7%	36.7%
Net debt-to-total capitalization(1)	23.6%	24.8%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The decrease in net debt-to-total capitalization was due to a $0.9 billion decrease in net debt, attributed to a $0.6 billion decrease in total debt. The decrease in net debt was partially offset by a $2.1 billion decrease in equity resulting primarily from the Separation of USPS and share repurchases.

As of March 31, 2019, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Stable	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Stable	-

Subsequent to the January 2019 announcement by DXC and Luxoft of a definitive agreement for DXC to acquire Luxoft, Fitch, Moody's and S&P affirmed their ratings and outlook for DXC.

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and will further utilize, our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2019
Cash and cash equivalents	$2,899
Available borrowings under our revolving credit facility	4,000
Available borrowings under our delayed draw term loan	2,185
Total liquidity	$9,084

Share Repurchases

During fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and on November 8, 2018, we announced that our Board of Directors had approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. During fiscal 2019, we repurchased 19,342,586 shares of our common stock at an aggregate cost of $1,339 million.

Dividends

During fiscal 2019, our Board of Directors declared aggregate cash dividends to our stockholders of $0.76 per share, or approximately $209 million. Future dividends are subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in balance sheets. See Note 5 - "Receivables" and Note 21 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of March 31, 2019, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt(1)	$766	$1,920	$557	$2,290	$5,533
Capitalized lease liabilities	482	490	155	—	1,127
Operating Leases	657	637	288	274	1,856
Purchase Obligations(2)	2,286	1,514	675	25	4,500
U.S. Tax Reform - Transition Tax(3)	26	52	75	145	298
Interest and preferred dividend payments(4)	184	283	185	224	876
Total(5)	$4,401	$4,896	$1,935	$2,958	$14,190

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
(3) The transition tax, which has now been determined to be complete, resulted in recording a total transition tax obligation of $316 million, of which $324 million was recorded as income tax liability and $(8) million recorded as a reduction in our unrecognized tax benefits, which has been omitted from this table. The transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. We have made our first payment. See Note 11 - "Income Taxes" for additional information about the transition tax.
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

Critical Accounting Policies and Estimates

The preparation of financial statements, in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors.

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements may require significant estimates, including contracts which include multiple performance obligations.

Contracts with Multiple performance obligations

Many of our contracts require us to provide a range of services or performance obligations to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in contracts with multiple performance obligations should be treated as separate performance obligations for revenue recognition purposes, and, when considered appropriate, how the total transaction price should be allocated among the performance obligations and the timing of revenue recognition for each. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price of each distinct good or service in the contract. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Certain of our contracts involve the sale of DXC proprietary software, post contract customer support and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. These methods involve significant judgments and estimates that we assess periodically by considering market and entity-specific factors, such as type of customer, features of the products or services and market conditions.

Once the total revenues have been allocated to the various performance obligations, revenues for each are recognized based on the relevant revenue recognition method for each. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

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

Income Taxes

We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and any corresponding adjustment of valuation allowances. In addition, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings are indefinitely reinvested outside the U.S., changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions and the tax characteristics of our income. We cannot predict what our ETR will be in the future because there is uncertainty regarding these factors.

As a result of the Tax Cuts and Jobs Act (the "Act"), in the fiscal year ending March 31, 2018, we changed our ASC 740-30 assertion with respect to the remaining CSC foreign subsidiaries and no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year Indian earnings. The $554 million deferred tax liability relating to HPES foreign subsidiaries was released and the $46 million liability for the India dividend distribution tax was reversed in the current period as the Company changed its reinvestment assertion relating to certain India earnings due to a change in cash requirements of the U.S. parent and India.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $1.6 billion as of March 31, 2019 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

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

Our weighted average rates used were:

	March 31, 2019	March 31, 2018	March 31, 2017
Discount rates	2.5%	2.5%	3.1%
Expected long-term rates of return on assets	5.3%	4.9%	6.3%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2019:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(54)	$53
Expected long-term return on plan assets	(0.5)%	$54	$(53)

Discount rate	0.5%	$19	$(898)
Discount rate	(0.5)%	$(24)	$1,138

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2019 due primarily to the volatility of the British pound and Euro in relation to the U.S. dollar. Significant foreign currency fluctuations during fiscal 2018 was due primarily to the volatility of Euro in relation to the U.S. dollar and during fiscal 2017 due primarily to the volatility of the British pound in relation to the U.S. dollar.

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

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar, see Note 18 - "Segment and Geographic Information". During fiscal 2019, approximately 63% of our revenues were generated outside of the United States. For the year ended March 31, 2019, a hypothetical 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6.3%, or $1.3 billion. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our income from continuing operations, before taxes. As such, in the view of management, the resulting impact would not be material to our results of operations or cash flows.

Interest Rate Risk

As of March 31, 2019, we had outstanding debt with varying maturities for an aggregate carrying amount of $7.4 billion, of which $2.4 billion was floating interest rate debt. Most of our floating interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our interest expense. As of March 31, 2019, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our financial statements as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity, for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 12, 2019

We have served as the Company's auditor since at least 1965; however, the specific year has not been determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,899	$2,593
Receivables, net of allowance for doubtful accounts of $60 and $40	5,181	5,481
Prepaid expenses	627	496
Other current assets	359	469
Assets of discontinued operations	—	581
Total current assets	9,066	9,620

Intangible assets, net of accumulated amortization of $3,399 and $2,603	5,939	6,376
Goodwill	7,606	7,619
Deferred income taxes, net	355	373
Property and equipment, net of accumulated depreciation of $3,958 and $3,686	3,179	3,363
Other assets	3,429	3,207
Assets of discontinued operations - non-current	—	3,363
Total Assets	$29,574	$33,921

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,942	$1,918
Accounts payable	1,666	1,513
Accrued payroll and related costs	652	744
Accrued expenses and other current liabilities	3,355	3,120
Deferred revenue and advance contract payments	1,630	1,641
Income taxes payable	208	127
Liabilities of discontinued operations	—	789
Total current liabilities	9,453	9,852

Long-term debt, net of current maturities	5,470	6,092
Non-current deferred revenue	256	795
Non-current pension obligations	790	879
Non-current income tax liabilities and deferred tax liabilities	1,184	1,166
Other long-term liabilities	696	844
Liabilities of discontinued operations - long-term	—	456
Total Liabilities	17,849	20,084

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2019 and March 31, 2018	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 270,213,891 as of March 31, 2019 and 286,393,147 as of March 31, 2018	3	3
Additional paid-in capital	11,301	12,210
Retained earnings	478	1,301
Accumulated other comprehensive (loss) income	(244)	58
Treasury stock, at cost, 1,788,658 and 1,016,947 shares as of March 31, 2019 and March 31, 2018	(136)	(85)
Total DXC stockholders’ equity	11,402	13,487
Non-controlling interest in subsidiaries	323	350
Total Equity	11,725	13,837
Total Liabilities and Equity	$29,574	$33,921
The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2019	March 31, 2018	March 31, 2017

Revenues	$20,753	$21,733	$7,607

Costs of services (excludes depreciation and amortization and restructuring costs)	14,946	16,317	5,549
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,959	1,890	1,282
Depreciation and amortization	1,968	1,795	647
Restructuring costs	465	789	238
Interest expense	334	320	117
Interest income	(128)	(89)	(35)
Other income, net	(306)	(593)	(17)
Total costs and expenses	19,238	20,429	7,781

Income (loss) from continuing operations, before taxes	1,515	1,304	(174)
Income tax expense (benefit)	288	(242)	(74)
Income (loss) from continuing operations	1,227	1,546	(100)
Income from discontinued operations, net of taxes	35	236	—
Net income (loss)	1,262	1,782	(100)
Less: net income attributable to non-controlling interest, net of tax	5	31	23
Net income (loss) attributable to DXC common stockholders	$1,257	$1,751	$(123)

Income (loss) per common share
Basic:
Continuing operations	$4.40	$5.32	$(0.88)
Discontinued operations	0.13	0.83	—
	$4.53	$6.15	$(0.88)
Diluted:
Continuing operations	$4.35	$5.23	$(0.88)
Discontinued operations	0.12	0.81	—
	$4.47	$6.04	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017

Net income (loss)	$1,262	$1,782	$(100)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(1), $75 and $5	(259)	197	(75)
Cash flow hedges adjustment, net of tax (benefit) expense of $(3), $(3) and $12	(12)	(11)	21
Available-for-sale securities, net of tax expense of $0, $2 and $0	—	9	—
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (benefit) expense of $(5), $8 and $0	(21)	38	—
Amortization of transition obligation, net of tax expense of $0, $0, and $0	—	1	1
Amortization of prior service cost, net of tax benefit of $2, $4 and $5	(13)	(14)	(12)
Foreign currency exchange loss, net of tax benefit of $0, $0 and $1	—	—	(2)
Pension and other post-retirement benefit plans, net of tax	(34)	25	(13)
Other comprehensive (loss) income, net of taxes	(305)	220	(67)
Comprehensive income (loss)	957	2,002	(167)
Less: comprehensive income attributable to non-controlling interest	2	31	7
Comprehensive income (loss) attributable to DXC common stockholders	$955	$1,971	$(174)

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018 (1) (2)	March 31, 2017 (1)
Cash flows from operating activities:
Net income (loss)	$1,262	$1,782	$(100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,023	2,014	658
Pension & other post-employment benefits, actuarial & settlement losses (gains)	143	(220)	87
Share-based compensation	74	93	75
Deferred taxes	97	(842)	(92)
(Gain) loss on dispositions	(163)	4	6
Provision for losses on accounts receivable	(10)	45	4
Unrealized foreign currency exchange losses	30	22	24
Impairment losses and contract write-offs	—	41	8
Amortization of debt issuance costs and (premium) discount	(10)	(4)	17
Cash surrender value in excess of premiums paid	(11)	(11)	(7)
Other non-cash charges, net	11	4	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(947)	(464)	(25)
Increase in prepaid expenses and other current assets	(632)	(196)	(29)
(Decrease) increase in accounts payable and accruals	(52)	(96)	54
(Decrease) increase in income taxes payable and income tax liability	(107)	303	(32)
(Decrease) increase in advance contract payments and deferred revenue	(74)	130	(67)
Other operating activities, net	149	(38)	38
Net cash provided by operating activities	1,783	2,567	619

Cash flows from investing activities:
Purchases of property and equipment	(297)	(224)	(246)
Payments for transition and transformation contract costs	(394)	(328)	(101)
Software purchased and developed	(261)	(211)	(140)
Cash acquired through HPES Merger	—	938	—
Payments for acquisitions, net of cash acquired	(365)	(203)	(434)
Business dispositions	(65)	—	3
Cash collections related to deferred purchase price receivable	1,084	685	359
Proceeds from sale of assets	357	58	57
Other investing activities, net	10	4	(63)
Net cash provided by (used in) investing activities	69	719	(565)

Cash flows from financing activities:
Borrowings of commercial paper	2,747	2,413	2,191
Repayments of commercial paper	(2,840)	(2,297)	(2,086)
Borrowings under lines of credit	—	—	920
Repayment of borrowings under lines of credit	—	(737)	(789)
Borrowings on long-term debt, net of discount	1,646	621	159
Principal payments on long-term debt	(2,625)	(1,547)	(168)
Payments on capital leases and borrowings for asset financing	(944)	(1,060)	(145)
Borrowings for USPS spin transaction	1,114	—	—
Proceeds from bond issuance	753	989	—

Proceeds from structured sale of facility	—	—	85
Proceeds from stock options and other common stock transactions	47	138	54
Taxes paid related to net share settlements of share-based compensation awards	(54)	(76)	(13)
Repurchase of common stock	(1,344)	(132)	—
Dividend payments	(210)	(174)	(78)
Other financing activities, net	47	(28)	(37)
Net cash (used in) provided by financing activities	(1,663)	(1,890)	93
Effect of exchange rate changes on cash and cash equivalents	(19)	65	(60)
Net increase in cash and cash equivalents	170	1,461	87
Cash and cash equivalents at beginning of year	2,729	1,268	1,181
Cash and cash equivalents at end of year	$2,899	$2,729	$1,268

(1)
Fiscal 2018 and fiscal 2017 have been adjusted to give effect to the retrospective adoption of ASU 2016-15. See Note 22 - "Reconciliation of Previously Reported Amounts to Recast Financial Statements."

(2)
As a result of the USPS Separation, the Consolidated Statements of Operations, Consolidated Balance Sheets, and related financial information reflect USPS's operations and assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Consolidated Statement of Cash flows for the fiscal year ended March 31, 2018 and through the separation date of May 31, 2018 in the Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Recapitalization adjustment(1)	—	(148)	148	—	—	—	—	—	—
Recast balance at April 1, 2016	148,747	$1	$2,587	$33	$(111)	$(485)	$2,025	$7	$2,032
Net (loss) income				(123)			(123)	23	(100)
Other comprehensive loss					(51)		(51)	(16)	(67)
Share-based compensation expense			73				73		73
Acquisition of treasury stock						(12)	(12)		(12)
Stock option exercises and other common stock transactions (1)	3,185		56				56		56
Dividends declared ($0.56 per share)				(80)			(80)		(80)
Noncontrolling interest distributions and other							—	(17)	(17)
Noncontrolling interest from acquisition (2)							—	281	281
Balance at March 31, 2017	151,932	$1	$2,716	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	—	(497)	—	—	497	—	—	—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 2 - "Acquisitions"

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Reported balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10.633)	(151)	(346)			497
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs (2)	141,741	2	9,848				9,850	50	9,900
Net income				1,751			1,751	31	1,782
Other comprehensive income					220		220		220
Share-based compensation expense			92				92		92
Acquisition of treasury stock						(85)	(85)		(85)
Share repurchase program	(1,538)		(66)	(71)			(137)		(137)
Stock option exercises and other common stock transactions	4,891		117				117		117
Dividends declared ($0.72 per share)				(209)			(209)		(209)
Noncontrolling interest distributions and other							—	(9)	(9)
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 2 - "Acquisitions"

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				1,257			1,257	5	1,262
Other comprehensive loss					(302)		(302)	(3)	(305)
Share-based compensation expense			74				74		74
Acquisition of treasury stock						(51)	(51)		(51)
Share repurchase program	(19,343)		(845)	(494)			(1,339)		(1,339)
Stock option exercises and other common stock transactions	3,164		37				37		37
Dividends declared ($0.76 per share)				(209)			(209)		(209)
Noncontrolling interest distributions and other							—	(29)	(29)
Divestiture of USPS			(175)	(1,491)			(1,666)		(1,666)
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725

(1)	1,788,658 treasury shares as of March 31, 2019

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company") leads digital transformations for clients by modernizing and integrating their mainstream IT, and by deploying digital solutions at scale to produce better business outcomes. The company’s technology independence, global talent, and extensive partner network enable 6,000 private and public-sector clients in approximately 70 countries to thrive on change. DXC is a recognized leader in corporate responsibility.

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

Separation of USPS

On May 31, 2018, DXC completed the separation of its U.S. Public Sector business ("USPS") (the "Separation"), and combination of USPS with Vencore Holding Corp. ("Vencore") and KeyPoint Government Solutions ("Keypoint") (the "Mergers") to form Perspecta Inc. ("Perspecta"), an independent public company (collectively, the "USPS Separation and Mergers"). Under the terms of the separation agreements, on May 31, 2018, stockholders who held DXC common stock at the close of business on May 25, 2018 (the “Record Date”), received a distribution of one share of Perspecta common stock for every two shares of DXC common stock held as of the Record Date (the "Distribution"). See Note 3 - "Divestitures" for more information.

As a result of the Separation, the Consolidated Statements of Operations, Consolidated Balance Sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Consolidated Statement of Cash flows for the fiscal year ended March 31, 2018 and through the separation date of May 31, 2018 in the Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2019. In addition, USPS is no longer a reportable segment. DXC's reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

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

During fiscal 2018, the Company changed its primary segment performance measure to segment profit from the previously reported consolidated segment operating income. See Note 18 - "Segment and Geographic Information" for more information. In addition, DXC effected a recapitalization of its common stock and preferred stock (the “Recapitalization”). The Recapitalization, which converted DXC's historical share price from par value $1.00 per share to par value $0.01 per share, resulted in no change to DXC's total stockholders’ equity or earnings per share.

Certain prior year amounts have been reclassified in the financial statements to conform to the current year presentation, specifically transition and transformation contract costs were reclassified from intangible assets, net to other assets within the balance sheets. Additionally, certain other reclassification were made as a result of the adoption of new accounting standards effective April 1, 2018. See New Accounting Standards below for more information.

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

Revenue Recognition

Effective April 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Refer to New Accounting Standards below and Note 19 - “Revenue” for further discussion of the impact of adoption and other required disclosures. The Company’s accounting policy related to the new revenue standard is summarized below.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DXC's IT outsourcing arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements is recognized over time based upon the level of services delivered in the distinct periods in which they are provided based on time increments. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the client's operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable (billed receivables, unbilled receivables and contract assets) and deferred revenue and advance contract payments (contract liabilities) on the Company's balance sheets. In arrangements that contain an element of customized software solutions, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g. monthly) or upon achievement of certain contractual milestones. Generally, billing occurs subsequent to revenue recognition, sometimes resulting in contract assets if the related billing is conditional upon more than just the passage of time. However, the Company sometimes receives advances or deposits from customers, before revenue is recognized, which results in the generation of contract liabilities. Payment terms vary by type of product or service being provided as well as by customer, although the term between invoicing and when payment is due is generally an insignificant period of time.

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

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation or renewal of an outsourcing contract that generate or enhance resources to be used in satisfying future performance obligations are capitalized when they are deemed recoverable. Judgment is applied to assess whether contract setup costs are capitalizable. Costs that generate or enhance resources often pertain to activities that enhance the capabilities of the services, improve customer experience and establish a more effective and efficient IT environment. The Company recognizes these transition and transformation contract costs as other assets, which are amortized over the respective contract life.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participants’ expectations of DXC's future stock price volatility. The dividend yield assumption is based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's statements of operations. For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as income or expense. Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred.

Goodwill Impairment Analysis

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units as its reportable segments. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reflects cash flows related to its beneficial interests in securitization transactions, which is the deferred purchase price (the “DPP”) recorded in connection with the Company's Receivables Securitization Facility, within investing activities in its statements of cash flows.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets such as property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount of such assets to the estimated future net cash flows. If estimated future net cash flows are less than the carrying amount of such assets, an expense is recorded in the amount required to reduce the carrying amount of such assets to fair value. Fair value is determined based on a discounted cash flow approach or, when available and appropriate, comparable market values. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less costs to sell.

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using statutory tax rates in effect for the year in which the differences are

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815 “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting include interest rate swaps and foreign currency forward and option contracts. Changes in the fair value measurements of these derivative instruments are reflected as adjustments to other comprehensive income and subsequently reclassified into earnings in the period during which the hedged transactions occurred. Any ineffectiveness or excluded portion of a designated hedge is recognized in earnings.

The Company also has entered into certain net investment hedges. Changes in the fair value of net investment hedges are recorded in the currency translation adjustment section of other comprehensive income and subsequently reclassified into earnings in the period the hedged item affects earnings. The Company excludes forward points from the effectiveness assessment of its net investment hedges. Changes in fair value of the excluded component are recognized in earnings.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

During fiscal 2019, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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
                                                                    Refer to Note 19 - “Revenue” for further discussion of the impact of adoption and other required disclosures.

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

DXC reclassified non-service cost components of net periodic pension (income) expense from "costs of services" and "selling, general and administrative" to "other income, net" in the statements of operations for the twelve months ended March 31, 2018 and March 31, 2017, respectively, as previously reported within Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2016 ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"	April 1, 2018 Retrospective
This update addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. This update must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable

ASU 2016-15 requires the company to classify cash receipts related to its beneficial interests in securitization transactions, which is the deferred purchase price (the “DPP”) recorded in connection with the Company's Receivables Securitization Facility, within investing activities in its statements of cash flows. The Company adopted ASU 2016-15 effective April 1, 2018, and retrospectively adjusted prior fiscal periods, using each month’s transactional activity as the unit of account in determining the portions of transferred trade receivables as operating activities and investing activities. As disclosed in prior quarters the Company was evaluating the unit of account used in implementing ASU 2016-15. During the third quarter of fiscal 2019, the Company completed its evaluation and determined that it was necessary to change the unit of account from each month's transactional activity to each day's transactional activity. The Company reflected this change on a retrospective basis as further discussed in Note 22 - "Reconciliation of Previously Reported Amounts to Recast Financial Statements. See Note 5 - "Receivables" for more information about the Receivables Securitization Facility.

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

DXC reclassified restricted cash to beginning-of-period and end-of-period cash and cash equivalents on the statement of cash flows. $68 million of restricted cash is included within assets of discontinued operations in the Company's balance sheet as of March 31, 2018.

August 2017 ASU 2017-12 "Derivatives & Hedging (Topic 815)"	Early adopted January 1, 2019 Modified-retrospective
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
The adoption of this standard had no material impact on DXC's financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements:

The following ASUs were recently issued but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
February 2016 ASU 2016-02 "Leases (Topic 842)"	Fiscal 2020
This update is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. Early adoption of this update is permitted. This update must be adopted using a modified retrospective transition at the beginning of the earliest period presented or at the adoption date recognizing a cumulative adjustment to the opening balance of retained earnings in the period of adoption. This update provides for certain practical expedients.

DXC will adopt this update on April 1, 2019 utilizing the simplified transition method allowing the Company to not restate comparative periods and apply Topic 842 beginning on April 1, 2019. The Company expects that the cumulative adjustment to the opening balance of retained earnings will be immaterial. In preparation for the adoption of this update, the Company has implemented changes in its systems, including the implementation of new lease accounting software, internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.
Although the Company is still finalizing its evaluation of the update and the quantification of its impact, the Company expects its adoption will result in an increase in assets and liabilities on the balance sheets of approximately $1.6 billion to $1.8 billion due to the recording of right-of-use assets and lease liabilities for lease obligations that were historically classified as operating leases. The company does not expect the guidance will have a material impact on the statements of operations or statements of cash flows.
DXC expects to elect the practical expedient package permitted under Topic 842, which among other things, permits the Company not to reassess historical conclusions related to contracts that contain leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. DXC expects to elect the lessee component election, allowing the Company to account for lease and non-lease components as a single lease component. Also, DXC expects to make an accounting policy election to keep leases with an initial term of 12 months or less that do not contain a ‘reasonably certain’ purchase option off the balance sheets.

February 2018 ASU 2018-02 - "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	Fiscal 2020
This update provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect (or portion thereof) of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.

The Company will adopt this update in the first quarter of fiscal 2020 and expects to not elect to reclassify any stranded tax effects within AOCI to retained earnings.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other recently issued ASUs effective after March 31, 2019 are not expected to have a material effect on DXC's consolidated financial statements.

Note 2 - Acquisitions

Fiscal 2019 Acquisitions

Molina Medicaid Solutions Acquisition

On October 1, 2018, DXC completed its acquisition of Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems business, from Molina Healthcare, Inc. for total consideration of $233 million. The combination of MMS with DXC expands DXC’s ability to provide services to state agencies in the administration of Medicaid programs, including business processing, information technology development and administrative services.

The Company’s purchase price allocation for the MMS acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price allocation was based upon the current determination of fair values at the date of acquisition as follows: $91 million to current assets, $112 million to intangible assets other than goodwill, $11 million to other assets, $50 million to current liabilities, $22 million to other liabilities and $91 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The intangible assets acquired include customer relationships and developed technology which have a 13-year weighted average estimated useful life.

Other Acquisitions

In addition to the MMS acquisition, DXC completed seven acquisitions to complement the Company's Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. The acquired businesses are included in the results for the GBS segment. The purchase consideration of $228 million included cash of $187 million and contingent consideration with an estimated fair value of $41 million. The Company's purchase price allocation for these acquisitions is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The purchase price is allocated to assets acquired and liabilities assumed based upon determination of fair values at the dates of acquisition as follows: $73 million to current assets, $71 million to intangible assets other than goodwill, $10 million to other non-current assets, $63 million to current liabilities and $137 million to goodwill. The goodwill is associated with the Company's GBS segment some of which is tax deductible.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation for the HPES Merger was finalized during the fourth quarter of fiscal 2018. The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the HPES Merger date is as follows:

(in millions)	Fair Value
Cash and cash equivalents	$938
Accounts receivable(1)	4,102
Other current assets	530
Total current assets	5,570
Property and equipment	2,581
Intangible assets(2)	6,016
Other assets(2)	1,939
Total assets acquired	16,106
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(4,605)
Deferred revenue	(1,315)
Long-term debt, net of current maturities	(4,806)
Long-term deferred tax liabilities and income tax payable	(1,550)
Other liabilities	(1,322)
Total liabilities assumed	(13,598)
Net identifiable assets acquired	2,508
Add: Fair value of non-controlling interests	(50)
Goodwill	7,392
Total consideration transferred	$9,850

(1)	Includes aggregate adjustments of $203 million received from HPE in accordance with the provisions of the Separation Agreement.

(2)
Previously reported amounts were adjusted to reflect the reclassification of transition and transformation contract costs from intangible assets to other assets to conform to the current year presentation.

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

The Company valued current assets and liabilities, with the exception of the current portion of deferred revenue and capital leases, using existing carrying values as the fair value of those items as of the HPES Merger date. The Company valued acquired property and equipment using predominately the market method, and in certain specific cases, the cost method. The Company valued deferred tax assets and liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed. The Company valued intangible assets predominately using the multi-period excess earnings method. Intangible assets include customer relationships which have useful lives of 10-13 years and third-party purchased software which have useful lives of 2-7 years.

Subsequent to the HPES Merger, the Company divested USPS which was acquired in the HPES Merger. See Note 3 - "Divestitures" for additional information about the divestiture of USPS

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results of Operations

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

The purchase price is allocated to assets acquired and liabilities assumed based upon determination of fair values at the date of acquisition as follows: $32 million to current assets, $4 million to property and equipment, $62 million to intangible assets other than goodwill, $24 million to current liabilities and $78 million to goodwill. The goodwill is primarily associated with the Company's GBS segment and is tax deductible. The intangible assets acquired include customer relationships which have a 12-year estimated useful life.

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

The purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at date of acquisition as follows: $396 million to current assets, $99 million to non-current assets, $582 million to intangible assets other than goodwill, $267 million to current liabilities, $516 million to long-term liabilities, $680 million to goodwill, and $281 million to non-controlling interest. The goodwill arising from the acquisition was allocated to the Company's reportable segment of $646 million to GBS and $34 million to GIS segments and is not deductible for tax purposes. The intangible assets acquired include developed technology, customer relationships and trade names, which have estimated useful lives of 7 to 8, 15 years and 3 to 5 years, respectively.

Note 3 - Divestitures

Fiscal 2019 Separation of USPS

On May 31, 2018, DXC completed the USPS Separation and Mergers to form Perspecta, an independent public company.

Implementation of the USPS Separation and DXC's post-Separation relationship with Perspecta is governed by several agreements, including the following:

•a Separation and Distribution Agreement;
•an Employee Matters Agreement;
•a Tax Matters Agreement;
•an Intellectual Property Matters Agreement;
•a Transition Services Agreement;
•a Real Estate Matters Agreement; and,
•a Non-US Agency Agreement.

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the USPS Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023.

Pursuant to the Separation and Distribution Agreement, Perspecta made a net cash payment of $984 million to DXC, which reflects transaction consideration of $1,050 million less $66 million in principal amount of debt that was outstanding at a subsidiary of Perspecta. Perspecta financed the payment through borrowings under a new senior secured term loan facility.

J. Michael Lawrie serves as DXC's Chairman and Chief Executive Officer and Paul N. Saleh serves as DXC's Chief Financial Officer. Effective as of the Separation, Mr. Lawrie also serves as Chairman of Perspecta and Mr. Saleh also serves as a Director of Perspecta. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial to the Company's financial statements for the fiscal year ended March 31, 2019 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of March 31, 2019.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets and liabilities distributed as part of the Separation of USPS on May 31, 2018:

(in millions)	As of May 31, 2018
Assets:
Cash and cash equivalents	$95
Receivables, net	458
Prepaid expenses	82
Other current assets	35
Total current assets of discontinued operations	670
Intangible assets, net(1)	870
Goodwill	2,029
Property and equipment, net	294
Other assets(1)	169
Total non-current assets of discontinued operations	3,362
Total assets	$4,032

Liabilities:
Short-term debt and current maturities of long-term debt	$161
Accounts payable	165
Accrued payroll and related costs	17
Accrued expenses and other current liabilities	358
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	772
Long-term debt, net of current maturities	1,320
Non-current deferred revenue	5
Non-current income tax liabilities and deferred tax liabilities	196
Other long-term liabilities	71
Total long-term liabilities of discontinued operations	1,592
Total liabilities	$2,364

(1)
Previously reported amounts were adjusted to reflect the reclassification of transition and transformation contract costs from intangible assets to other assets to conform to the current year presentation.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets and liabilities of USPS that have been classified as assets and liabilities of discontinued operations:

(in millions)	As of March 31, 2018
Assets:
Cash and cash equivalents	$68
Receivables, net	432
Prepaid expenses	75
Other current assets	6
Total current assets of discontinued operations	581
Intangible assets, net(1)	879
Goodwill	2,033
Property and equipment, net	283
Other assets(1)	168
Total non-current assets of discontinued operations	3,363
Total assets	$3,944

Liabilities:
Short-term debt and current maturities of long-term debt	$155
Accounts payable	195
Accrued payroll and related costs	22
Accrued expenses and other current liabilities	346
Deferred revenue and advance contract payments	53
Income tax payable	18
Total current liabilities of discontinued operations	789
Long-term debt, net of current maturities	214
Non-current deferred revenue	7
Non-current income tax liabilities and deferred tax liabilities	163
Other long-term liabilities	72
Total long-term liabilities of discontinued operations	456
Total liabilities	$1,245

(1)
Previously reported amounts were adjusted to reflect the reclassification of transition and transformation contract costs from intangible assets to other assets to conform to the current year presentation.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the operating results of USPS which have been reflected within income from discontinued operations, net of tax:

(in millions)	Fiscal Year Ended March 31, 2019 (1)	Fiscal Year Ended March 31, 2018
Revenue	$431	$2,823

Costs of services	311	2,104
Selling, general and administrative	50	152
Depreciation and amortization	33	169
Restructuring costs	1	14
Interest expense	8	15
Other (income) expense, net	(25)	2
Total costs and expenses	378	2,456
Total income from discontinued operations, before income taxes	53	367
Income tax expense	18	131
Total income from discontinued operations	$35	$236

(1) Results for the fiscal year ended March 31, 2019 reflect operations through the Separation date of May 31, 2018, not the full twelve-month period as shown for the prior period.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

(in millions)	Fiscal Year Ended March 31, 2019 (1)	Fiscal Year Ended March 31, 2018
Depreciation	$16	$70
Amortization	$17	$99
Capital expenditures	$—	$(18)
Significant operating non-cash items:
Gain on dispositions	$24	$—

(1) Results for the fiscal year ended March 31, 2019 reflect operations through the Separation date of May 31, 2018, not the full twelve-month period as shown for the prior period.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Earnings Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2019	March 31, 2018	March 31, 2017

Net income (loss) attributable to DXC common shareholders:
From continuing operations	$1,222	$1,515	$(123)
From discontinued operations	35	236	—
	$1,257	$1,751	$(123)
Common share information:
Weighted average common shares outstanding for basic EPS	277.54	284.93	140.39
Dilutive effect of stock options and equity awards	3.89	4.84	—
Weighted average common shares outstanding for diluted EPS	281.43	289.77	140.39

EPS:
Basic
Continuing operations	$4.40	$5.32	$(0.88)
Discontinued operations	0.13	0.83	—
Total	$4.53	$6.15	$(0.88)

Diluted
Continuing operations	$4.35	$5.23	$(0.88)
Discontinued operations	0.12	0.81	—
Total	$4.47	$6.04	$(0.88)

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Stock Options	—	—	3,317,041
RSUs	46,051	54,637	845,315
PSUs	25,086	96,029	1,540,152

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2019	March 31, 2018
Billed trade receivables	$2,508	$3,110
Unbilled receivables	1,114	1,273
Other receivables	1,559	1,098
Total	$5,181	$5,481

The following table summarizes activity for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Beginning balance	$40	$26	$31
Additions charged to costs and expenses	19	45	10
Deductions(1)	(4)	(37)	(13)
Other(2)	5	6	(2)
Ending balance	$60	$40	$26

(1)	Represents write-offs and recoveries of prior year charges.

(2)	Includes changes in foreign currency exchange rates and the impact of the AR securitization facility.

Sale of Receivables

Receivables Securitization Facility

The Company has a $600 million accounts receivable securitization facility (as amended or supplemented to date, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell billed and unbilled accounts receivable to DXC Receivables LLC ("DXC Receivables"), a wholly owned bankruptcy-remote entity. DXC Receivables subsequently sells the purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DXC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The adoption of ASU 2016-15 described in Note 1 - "Summary of Significant Accounting Policies" requires cash receipts on the DPP to be classified as cash flows from investing activities instead of the Company's previous presentation as cash flows from operating activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2019, the total availability under the Receivables Facility was approximately $434 million and the drawn amount was $413 million. As of March 31, 2019, the Company recorded a $21 million receivable within receivables, net because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability. The Receivables Facility terminates on August 21, 2019, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from sales under the Receivables Facility for general corporate purposes.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on the sale of receivables was recorded during fiscal 2019 and 2018.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the Fiscal Year Ended
(in millions)	March 31, 2019	March 31, 2018
Beginning balance	$233	$252
Transfers of receivables	5,435	2,192
Collections	(4,393)	(2,225)
Change in funding availability	(246)	30
Facility amendments	(457)	—
Fair value adjustment	2	(16)
Ending balance	$574	$233

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

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	As of and for the Fiscal Year Ended March 31, 2019(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

(1) Results for the twelve months ended March 31, 2019 reflect operations through the Separation date of May 31, 2018, not the full twelve month period.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 13 - "Pension and Other Benefit Plans" and Note 7 - "Derivative Instruments" for information about the fair value of our pension assets and derivative assets and liabilities, respectively. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	As of March 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	194	194	—	—
Other debt securities(2)	53	—	49	4
Deferred purchase price receivable	574	—	—	574
Total assets	$827	$200	$49	$578

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

	As of March 31, 2018
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$84	$84	$—	$—
Time deposits(1)	114	114	—	—
Other debt securities(2)	59	—	53	6
Deferred purchase price receivable	233	—	—	233
Total assets	$490	$198	$53	$239

Liabilities:
Contingent consideration	$5	$—	$—	$5
Total Liabilities	$5	$—	$—	$5

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $38 million and $42 million, and unrealized gains of $11 million and $11 million, as of March 31, 2019 and March 31, 2018, respectively.

The fair value of money market funds and money market deposit accounts, and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. Fair value of the DPP, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance and other considerations.

The increase in the fair value of contingent consideration during the twelve months ended March 31, 2019 was due to the acquisitions described in Note 2 - "Acquisitions"

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in other accrued liabilities, are deemed to approximate their market values due to their short-term nature. If measured at fair value, these financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $5.6 billion and $6.1 billion as of March 31, 2019 and March 31, 2018, respectively, as compared with carrying value of $5.6 billion and $5.9 billion as of March 31, 2019 and March 31, 2018, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements, in such instances, would be classified in Level 3 of the fair value hierarchy. There were no significant impairments recorded during the fiscal periods covered by this report.

Note 7 - Derivative Instruments

In the normal course of business, the Company is exposed to interest rate and foreign exchange rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not use derivative instruments for trading or any speculative purpose.

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company uses interest rate swap agreements designated as cash flow hedges to mitigate its exposure to interest rate risk associated with the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converts the debt into fixed interest rate debt. During fiscal 2019, the Company terminated interest rate swap agreements with aggregate notional values of $375 million and fair values of $5 million and derecognized the relative derivative asset. The hedge gain of $5 million is recognized over the remaining original life of the swap against interest expense in the statements of operations. The Company had no interest rate swap agreements as of March 31, 2019. As of March 31, 2018, the Company had interest rate swap agreements with a total notional amount of $635 million.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2019 and March 31, 2018 was $277 million and $634 million, respectively. As of March 31, 2019, the related forecasted transactions extend through March 2020.

For the fiscal years ended March 31, 2019 and March 31, 2018, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an ongoing basis throughout the hedging period. During the fiscal years ended March 31, 2019 and March 31, 2018, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2019, $1 million of the existing gain related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net investment hedges

The Company has designated certain foreign currency forward contracts as net investment hedges to protect its investment in certain foreign operations against adverse changes in exchange rates between the EUR and USD. As of March 31, 2019, the notional amount of foreign currency forward contracts designated as net investment hedges was $1.7 billion. As of March 31, 2018, the Company had no foreign currency forward contracts designated as net investment hedges.

The pre-tax loss on derivatives designated for hedge accounting recognized in other comprehensive income was $1 million and in income from continuing operations was $10 million during the fiscal year ended March 31, 2019.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Interest rate swap agreements

During fiscal 2019, the Company elected to de-designate its interest rate swap agreements. The Company derecognized the related derivative asset and recognized the amount in earnings. The Company had no interest rate swap agreements as of March 31, 2019.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2019 and March 31, 2018 was $2.5 billion and $3.1 billion, respectively.

The following table presents the pretax amounts impacting income related to foreign currency forward contracts:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2019	March 31, 2018	March 31, 2017
Foreign currency forward contracts	Other expense (income), net	$16	$118	$(84)

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2019	March 31, 2018

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$6
Foreign currency forward contracts (1)	Other current assets	38	14
Total fair value of derivatives designated for hedge accounting		$38	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$5	$4
Total fair value of derivatives not designated for hedge accounting		$5	$4

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2019	March 31, 2018

Derivatives designated for hedge accounting:
Foreign currency forward contracts(1)	Accrued expenses and other current liabilities	$4	$3
Total fair value of derivatives designated for hedge accounting:		$4	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$9	$6
Total fair value of derivatives not designated for hedge accounting		$9	$6

(1)	Foreign currency forward contracts designated for hedge accounting includes designated cash flow hedges and net investment hedges.

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other risks

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2019, there were five counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $29 million.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is the Company's policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements. The potential effect of such netting arrangements on the Company's balance sheets is not material for the periods presented.

Note 8 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2019	March 31, 2018
Property and equipment — gross:
Land, buildings and leasehold improvements	$2,180	$2,464
Computers and related equipment	4,719	4,185
Furniture and other equipment	224	323
Construction in progress	14	77
	7,137	7,049
Less: accumulated depreciation	3,958	3,686
Property and equipment, net	$3,179	$3,363

Depreciation expense for fiscal 2019, 2018 and 2017 was $820 million, $709 million and $338 million, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,864	$2,235	$1,629
Customer related intangible assets	5,389	1,139	4,250
Other intangible assets	85	25	60
Total intangible assets	$9,338	$3,399	$5,939

	As of March 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,484	$1,918	$1,566
Customer related intangible assets	5,405	666	4,739
Other intangible assets	90	19	71
Total intangible assets	$8,979	$2,603	$6,376

Transition and transformation contract costs as of March 31, 2018 have been reclassified from intangible assets, net to other assets within the balance sheets to conform to the current year presentation.

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Intangible asset amortization	$890	$860	$230
Transition and transformation contract cost amortization	258	226	79
Total amortization expense	$1,148	$1,086	$309

Estimated future amortization as of March 31, 2019 is as follows:

Fiscal Year	(in millions)
2020	$954
2021	$919
2022	$780
2023	$696
2024	$639

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2019 and March 31, 2018, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2018, net	4,531	3,088	7,619

Acquisitions	228	—	228
Divestitures	(12)	—	(12)
Foreign currency translation	(148)	(81)	(229)

Goodwill, gross	5,300	5,068	10,368
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2019, net	$4,599	$3,007	$7,606

(in millions)	GBS	GIS	Total
Balance as of March 31, 2017, net	1,470	385	1,855

Acquisitions	2,877	2,598	5,475
Foreign currency translation	184	105	289

Goodwill, gross	5,232	5,149	10,381
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2018, net	$4,531	$3,088	$7,619

As a result of the USPS Separation on May 31, 2018, as more fully described in Note 3 - "Divestitures", USPS is no longer a reportable segment. The fiscal 2019 and 2018 additions to goodwill were due to the acquisitions described in Note 2 - "Acquisitions". The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Impairment Analyses

Fiscal 2019

The Company’s annual goodwill impairment analysis, which was performed as of July 1, 2018, did not result in an impairment charge. As of March 31, 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2019.

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

Note 11 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Domestic entities	$511	$454	$(157)
Entities outside the United States	1,004	850	(17)
Total	$1,515	$1,304	$(174)

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act"). The Act makes significant changes to the Internal Revenue Code of 1986 with varying effective dates. The Act reduces the maximum corporate income tax rate to 21% effective as of January 1, 2018, requires companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, broadens the tax base, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, creates a new limitation on the deductibility of interest expense, limits the deductibility of certain executive compensation, and allows for immediate capital expensing of certain qualified property. It also requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. As a fiscal year taxpayer, the Company did not become subject to many of the tax law provisions until fiscal year 2019; however, GAAP requires companies to revalue their deferred tax assets and liabilities with resulting tax effects accounted for in the reporting period of enactment, including retroactive effects. Section 15 of the Internal Revenue Code stipulates that for the Company's fiscal years ending March 31, 2019 and March 31, 2018, the Company has weighted corporate U.S. federal income tax rates of 21.0% and 31.5%, respectively. These income tax rates are based on the applicable tax rates before and after the effective date of the Act and the number of days in the Company's federal tax year ending on October 31st.

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Act in the reporting period that includes the December 22, 2017 enactment date. SAB 118 allowed companies to provide provisional amounts during a measurement period that could not extend beyond one year from the Act's enactment date. In accordance with SAB 118, a company was required to reflect the income tax effects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act was incomplete but the company was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it was required to continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. The one year SAB 118 measurement period closed for the Company in the third quarter ended on December 31, 2018.
As of December 31, 2018, the Company's assessment of the Act is complete. While the measurement period under SAB 118 is now closed, DXC may, in future periods, need to further refine the Company's U.S. federal and state calculations, related to the Act, as the taxing authorities provide additional guidance and clarification.

The Company recorded the following amounts in accordance with SAB 118:

Capital expensing: During fiscal 2018, the Company recorded a provisional benefit of $87 million, which was based on its intent to fully expense all qualifying expenses for U.S. federal tax purposes. This resulted in a decrease of approximately $87 million to the Company's current income taxes payable and a corresponding increase to its net deferred tax liabilities. During Q3 FY19, the Company finalized its estimate of the impact of the law change for purposes of SAB 118 and determined the incremental benefit of capital expensing was approximately $61 million. This resulted in a decrease of approximately $61 million to the Company's current income taxes payable and a corresponding increase to its net deferred tax liabilities. The Company filed its October 31, 2017 U.S federal tax return and several of its state tax returns in the periods ending September 30, 2018 and December 31, 2018, respectively. In the three months ended December 31, 2018 the Company completed all of the computations necessary, including an analysis of expenditures that qualify for immediate expensing, noting no measurement period adjustments were required.

Executive compensation: As a result of changes made by the Act, starting with compensation paid in fiscal 2019, Section 162(m) will limit compensation deductions, including performance-based compensation, in excess of $1 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1 million fiscal year deduction limit if paid to a covered executive. During fiscal 2018, the Company recorded a provisional income tax expense estimate of $2 million for executive compensation relating to the change in covered individuals. The Company completed an analysis of the binding contract requirement on the various compensation plans and determined the impact of the law

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change was not material. As part of the fiscal 2019 income tax provision, the Company estimated the Section 162(m) adjustment under the new guidance for compensation arrangements entered into after November 2, 2017.

Reduction of U.S. federal corporate income tax rate: As discussed above, the Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, the Company previously recorded a provisional deferred income tax discrete benefit of $338 million, resulting in a $338 million decrease in net deferred tax liabilities as of March 31, 2018. The Company filed its October 31, 2017 U.S. federal tax return in the period ending September 30, 2018, which impacted the provisional amount recorded. The adjustment was not material. The Company finalized its analysis of the scheduling of the deferred tax assets and liabilities and determined the impact was not material. No additional measurement period adjustments were recorded during the period ended December 31, 2018.

Deemed Repatriation Transition Tax: The deemed repatriation one-time transition tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's non-U.S. subsidiaries. To determine the amount of the transition tax, the Company determined, in addition to other factors, the amount of post-1986 E&P of the relevant non-U.S. subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings and the impact of various guidance including proposed regulations. The Company was able to calculate the transition tax and recorded a provisional transition tax obligation of $361 million in fiscal 2018. Due to the revised E&P and cash computations that were completed during the reporting periods, the Company recognized an additional measurement-period adjustment to the transition tax obligation of $25 million for the three months ended June 30, 2018. During the three month period ending December 31, 2018, the Company recorded a corresponding adjustment of $(69) million. The effect of the total measurement-period adjustments of $(44) million for the nine months ended December 31, 2018 on the fiscal 2019 effective tax rate was (3.9)%. The transition tax, which has now been determined to be complete, resulted in recording a total transition tax obligation of $316 million, of which $324 million was recorded as income tax liability and $(8) million recorded as a reduction in our unrecognized tax benefits.

Indefinite reinvestment assertion: Beginning January 1, 2018, the Act provides a 100% deduction for dividends received from 10-percent owned non-U.S. corporations by U.S. corporate shareholders, subject to a one-year holding period. Although such dividend income is now generally exempt from U.S. federal tax for U.S. corporate shareholders, companies must still account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. During fiscal 2018, the Company recorded a provisional estimate for those subsidiaries for which DXC was able to make a reasonable estimate of the tax effects of such repatriation for withholding taxes, state taxes, and India dividend distribution tax of $12 million, $7 million and $80 million, respectively. For the three months ended December 31, 2018, the Company recognized an additional measurement-period adjustment of $9 million for state tax purposes recorded to discrete income tax expense. The Company completed its analysis of the non-U.S. tax rules for certain non-U.S. subsidiaries for U.S. federal and state tax purposes for all material provisional amounts during the measurement-period.

Global intangible low taxed income (GILTI): The Company continues to evaluate the impact of the GILTI provisions under the Act, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”), or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company determined that it will account for the new GILTI tax rules under the period cost method.

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Current:
Federal	$(50)	$392	$(32)
State	42	16	14
Foreign	218	247	36
	210	655	18
Deferred:
Federal	95	(899)	(7)
State	23	(59)	(1)
Foreign	(40)	61	(84)
	78	(897)	(92)
Total income tax expense (benefit)	$288	$(242)	$(74)

The current federal (benefit) and tax expense for fiscal years 2019 and 2018 includes a $(44) million transition tax benefit and $332 million transition tax expense, respectively. The current expense (benefit) for fiscal 2019, 2018 and 2017, includes interest and penalties of $1 million, $2 million and $(9) million, respectively, for uncertain tax positions.

The Act implemented a mandatory one-time deemed repatriation tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries, and requires current income inclusions for global intangible low taxed income. As a result of these tax law changes, the HPES Merger, and changes in U.S. cash requirements, the Company changed its permanent reinvestment assertion in fiscal 2018 on the remaining foreign subsidiaries and determined we will no longer consider current and accumulated earnings for all non-U.S. subsidiaries permanently reinvested, except for current year India earnings. We expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S federal income tax upon repatriation to the U.S.; however, a portion of this cash may still be subject to foreign and U.S. state tax consequences when remitted.

In accordance with the prior fiscal year change in our permanent reinvestment assertion, a deferred tax liability of $554 million previously recorded for U.S. income taxes based on the estimated historical taxable earnings of the HPES foreign subsidiaries was released. The Company had previously recorded an estimated liability of $46 million for the India dividend distribution tax based on estimated historical taxable earnings of the HPES India subsidiary. Due to a change in cash requirements of the U.S. parent and the HPES India subsidiary, the Company changed its reinvestment assertion relating to certain India earnings and reversed this estimated dividend distribution tax liability in the current period. As of March 31, 2019, the Company recorded foreign withholding taxes and state taxes of $17 million and $11 million, respectively, for the tax effects of this future cash repatriation.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net receivable of $20 million due to $49 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $133 million of tax indemnification receivable related to other tax payables and $162 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS
Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the
Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company recorded a net receivable of $24 million due to $94 million of tax indemnification receivable related to government tax refunds owed to Perspecta and $70 million of tax indemnification payable related to government tax payments due from Perspecta.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate ("ETR") for continuing operations is below. Due to the Company's fiscal year, the U.S. federal weighted statutory tax rate for the fiscal years ended March 31, 2019 and March 31, 2018 were of 21.0% and 31.5%, respectively.

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Statutory rate	21.0%	31.5%	(35.0)%
State income tax, net of federal tax	3.2	2.0	(4.0)
United States Tax Reform	(3.4)	(40.6)	—
Change in Indefinite Reinvestment Assertion	(3.1)	3.3	—
Loss of attributes due to merger	—	5.1	—
Change in uncertain tax positions	(1.5)	(0.2)	(3.4)
Foreign tax rate differential	(18.4)	(5.7)	(40.0)
Capitalized transaction costs	0.1	1.0	12.1
Change in valuation allowances	16.9	(7.7)	34.3
Excess tax benefits for stock compensation	(1.1)	(3.0)	(11.3)
Prepaid tax asset amortization	—	0.3	7.1
Income Tax and Foreign Tax Credits	(0.6)	(7.6)	(2.0)
U.S. Tax on Foreign Income	2.4	2.1	(2.6)
Withholding Taxes	3.5	2.3	(1.1)
Other items, net	—	(1.4)	3.4
Effective tax rate	19.0%	(18.6)%	(42.5)%

In fiscal 2019, the ETR was primarily impacted by:

•
Local tax losses on investments in Luxembourg that decreased the foreign tax rate differential and decreased the ETR by $360 million and 23.7%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

•
A change in the net valuation allowance on certain deferred tax assets, primarily in Luxembourg, Germany, Spain, UK, and Switzerland, which increased income tax expense and increased the ETR by $256 million and 16.9%, respectively.

•	A decrease in the transition tax liability and a change in tax accounting method for deferred revenue, which decreased income tax expense and decreased the ETR by $66 million and 4.3%, respectively.

In fiscal 2018, the ETR was primarily impacted by:

•
Due to the Company's change in repatriation policy, the reversal of a deferred tax liability relating to the outside basis difference of foreign subsidiaries which increased the income tax benefit and decreased the ETR by $554 million and 42.5%, respectively.

•
The accrual of the one-time transition tax imposed by the Act on estimated unremitted foreign earnings, which decreased the income tax benefit and increased the ETR by $361 million and 27.7%, respectively.

•	The remeasurement of deferred tax assets and liabilities as a result of the Act, which increased the income tax benefit and decreased the ETR by $338 million and 25.9%, respectively.

In fiscal 2017, the ETR was primarily impacted by:

•
A change in the valuation allowance that primarily consists of an aggregate income tax expense for the increase in the valuation allowances on tax attributes in the United States, Germany and Luxembourg, which decreased the overall income tax benefit and decreased the ETR by $135 million and 78%, respectively. This was partially offset by an income tax benefit from the release of valuation allowances on tax attributes in Denmark, Japan and the United Kingdom, which increased the overall income tax benefit and increased the ETR by $75 million and 43%, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
An income tax detriment for transaction costs incurred that are not tax deductible, which resulted in a decrease to the overall tax benefit and decreased the ETR by $21 million and 12.1%, respectively.

•
An income tax benefit from excess tax benefits realized from employee share-based payment awards, which resulted in an increase in the overall income tax benefit and increased the ETR by $20 million and 11.3%, respectively.

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2019	March 31, 2018
Deferred tax assets
Employee benefits	$79	$156
Tax loss/credit carryforwards	1,917	1,665
Accrued interest	16	18
Contract accounting	130	134
Other assets	139	232
Total deferred tax assets	2,281	2,205
Valuation allowance	(1,575)	(1,440)
Net deferred tax assets	706	765

Deferred tax liabilities
Depreciation and amortization	(994)	(888)
Investment basis differences	(61)	(62)
Other liabilities	(63)	(94)
Total deferred tax liabilities	(1,118)	(1,044)

Total net deferred tax assets (liabilities)	$(412)	$(279)

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2019	March 31, 2018
Current:
Income tax receivables and prepaid taxes	$113	$154
	$113	$154
Non-current:
Income taxes receivable and prepaid taxes	$137	$30
Deferred tax assets	355	373
	$492	$403

Total	$605	$557

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2019	March 31, 2018
Current:
Liability for uncertain tax positions	$—	$(15)
Income taxes payable	(208)	(112)
	$(208)	$(127)
Non-current:
Deferred taxes	(767)	(652)
Income taxes payable	(201)	(278)
Liability for uncertain tax positions	(216)	(236)
	$(1,184)	$(1,166)

Total	$(1,392)	$(1,293)

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1.6 billion as of March 31, 2019 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. As of March 31, 2018, DXC's net deferred tax assets in certain DXC German entities were primarily the result of net operating loss carryforwards, pension, restructuring, and other miscellaneous accruals. A full valuation allowance was recorded against these net deferred tax assets as of that reporting date. For the period ended December 31, 2018, management determined that the positive evidence, including the duration of the current profitability due to realization of cost synergies relating to the HPES merger, a legal entity restructuring allowing the future utilization of net operating loss carryforwards and the nonrecurring nature of the factors that primarily drove historical losses outweighs the negative evidence of a three-year cumulative loss. Therefore, as of December 31, 2018, management had a change in judgment and concluded that it is now more likely than not that the net deferred tax assets in these DXC German entities will be fully utilized. As a result, we recorded a valuation allowance release of $113 million. As of March 31, 2019, management had no change in our conclusions regarding the positive and negative evidence and the future realizability of these DXC German entities' deferred tax assets.

The net increase in the valuation allowance of $135 million in fiscal 2019, is primarily due to the increase in Luxembourg tax losses, an adjustment for currency translation of $122 million primarily in Luxembourg, partially offset by a valuation allowance release with respect to certain deferred tax assets of German entities.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2019				As of March 31, 2018
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$25	$—	$25	2037	$41	$—	$41	2037
State	$845	$9	$836	2039	$873	$—	$873	2038
Foreign	$7,595	$7,292	$303	2039	$6,522	$6,287	$235	2038
Tax credit carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$23	$7	$16	2039	$28	$7	$21	2038
Foreign	$18	$—	$18	2020	$21	$—	$21	2020
Capital loss carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$—	$—	$—	N/A	$—	$—	$—	N/A
Foreign	$236	$211	$25	2023	$240	$193	$47	2023

The Company is currently the beneficiary of tax holiday incentives in India, which expire in various fiscal years through 2026, and was a beneficiary of Malaysian tax holiday incentives in fiscal 2018 and 2017. As a result of these tax holiday incentives, the Company recorded an income tax benefit of approximately $2 million, $5 million and $1 million, during fiscal 2019, 2018 and 2017, respectively. The per share effects were $0.01, $0.02 and $0.01, for fiscal 2019, 2018 and 2017, respectively.

The Company accounts for income tax uncertainties in accordance with ASC 740 Income Taxes, which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018
Tax	$165	$219
Interest	41	40
Penalties	25	25
Net of tax attributes	(15)	(33)
Total	$216	$251

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Balance at beginning of fiscal year	$219	$192	$180
Gross increases related to prior year tax positions	4	10	14
Gross decreases related to prior year tax positions	(27)	(12)	(12)
Gross increases related to current year tax positions	—	7	10
Settlements and statute of limitation expirations	(23)	(19)	(7)
Acquisitions	—	39	6
Foreign exchange and others	(8)	2	1
Balance at end of fiscal year	$165	$219	$192

The Company’s liability for uncertain tax positions at March 31, 2019, March 31, 2018 and March 31, 2017, includes $138 million, $170 million and $149 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2019, the Company had a net increase in interest expense of $2 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $1 million and, as of March 31, 2019, recognized a liability for interest of $41 million ($36 million net of tax) and penalties of $25 million. During the year ended March 31, 2018, the Company had a net increase in interest of $2 million ($2 million net of tax) and no net increase in accrued expense for penalties, and as of March 31, 2018, has recognized a liability for interest of $40 million ($36 million net of tax) and penalties of $25 million. The following table presents the change in interest and penalties from the previous reported period, as well as the liability at the end of each period presented:

	As of and for the Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
(in millions)	Increase (Decrease)
Interest	$2	$2	$(8)
Interest, net of tax	$1	$2	$(9)
Accrued penalties	$(1)	$—	$—
Liability for interest	$41	$40	$25
Liability for interest, net of tax	$36	$36	$20
Liability for penalties	$25	$25	$11

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2008 and forward
Australia	2012 and forward
Canada	2010 and forward
France	2013 and forward
Germany	2010 and forward
India	1998 and forward
United Kingdom	2013 and forward

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through November 30, 2019. In addition, during the first quarter of fiscal 2018, the Company received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. The IRS is also examining CSC's fiscal 2014 through 2017 federal income tax returns. The Company has not received any proposed adjustments for these tax years. The Company continues to believe that its tax positions are more likely than not sustainable and that the Company will ultimately prevail. The Company now expects to reach a resolution for all years no earlier than fiscal 2021.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $9 million, excluding interest, penalties, and tax carryforwards.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2019	March 31, 2018
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.1) - 0.02%(2)	2020	$694	$863
Current maturities of long-term debt	Various	2020	766	439
Current maturities of capitalized lease liabilities	1.0% - 12.0%	2020	482	616
Short-term debt and current maturities of long-term debt			$1,942	$1,918

Long-term debt, net of current maturities
GBP term loan	1.3% -1.5%(3)	2019	$—	$260
EUR term loan	1.75%(4)	2019	—	493
AUD term loan	2.7% - 2.9%(5)	2021	567	—
AUD term loan	2.9% - 3.3%(6)	2022	—	210
GBP term loan	1.60%(7)	2022	583	—
EUR term loan	0.90%(8)	2022	—	187
USD term loan	3.1% - 3.3%(9)	2022	—	899
$500 million Senior notes	2.875%	2020	502	502
$500 million Senior notes	3.0% - 3.8%(10)	2021	498	646
$274 million Senior notes	4.45%	2023	277	278
$171 million Senior notes	4.45%	2023	172	173
$500 million Senior notes	4.25%	2025	506	507
£250 million Senior notes	2.75%	2025	322	346
€650 million Senior notes	1.75%	2026	725	—
$500 million Senior notes	4.75%	2028	508	509
$234 million Senior notes	7.45%	2030	273	277
Lease credit facility	2.2% - 3.5%	2020 - 2023	25	46
Capitalized lease liabilities	1.0% - 12.0%	2020 - 2024	1,127	1,235
Borrowings for assets acquired under long-term financing	2.3% - 4.5%	2020 - 2024	462	405
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	61
Other borrowings	0.5% - 7.4%	2020 - 2022	109	113
Long-term debt			6,718	7,147
Less: current maturities			1,248	1,055
Long-term debt, net of current maturities			$5,470	$6,092

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion.

(2)	Approximate weighted average interest rate.
(3) Three-month LIBOR rate plus 0.65%.
(4) Three-month EURIBOR rate plus 1.75%.
(5) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(6) Variable interest rate equal to the bank bill swap bid rate for a one, two, three or six-month interest period plus 0.95% to 1.45% based on the published credit ratings of DXC.
(7) Three-month LIBOR plus 0.80%.
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease and Financing Obligations

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $2.2 billion with accumulated amortization of $1.0 billion as of March 31, 2019, and $3.5 billion with accumulated amortization of $2.3 billion as of March 31, 2018. The future minimum lease payments required to be made under the capital leases as of March 31, 2019, are as follows:

Fiscal Year	(in millions)
2020	$509
2021	310
2022	212
2023	128
2024	36
Thereafter	—
Total minimum lease payments	1,195
Less: Amount representing interest and executory costs	(68)
Present value of net minimum lease payments	1,127
Less: Current maturities of capital lease obligations	(482)
Long-term capitalized lease liabilities	$645

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2019, are as follows:

Fiscal Year	(in millions)
2020	$766
2021	1,221
2022	722
2023	547
2024	21
Thereafter	2,314
Total	$5,591

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

During fiscal 2018, the Company adopted amendments to certain U.K. pension plans which necessitated an interim remeasurement of the plans' assets and liabilities as of December 1, 2017. The remeasurement resulted in a net gain of $17 million, comprising a curtailment gain of $40 million and an actuarial loss $23 million. The net gain was recognized within costs of services and selling, general and administrative.

The Company accrued $3 million, $13 million and $1 million, for fiscal 2019, 2018 and 2017, respectively, as additional contractual termination benefits for certain employees are part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2019	March 31, 2018
Projected benefit obligation at beginning of year	$11,384	$3,297
Benefit obligation assumed as a result of the HPES merger	—	7,351
Service cost	88	121
Interest cost	253	249
Plan participants’ contributions	13	16
Amendments	27	(44)
Business/contract acquisitions/divestitures	—	69
Contractual termination benefits	3	13
Settlement/curtailment	(49)	(65)
Actuarial loss (gain)	286	(332)
Benefits paid	(344)	(447)
Foreign currency exchange rate changes	(818)	1,170
Other	173	(14)
Projected benefit obligation at end of year	$11,016	$11,384

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018
Discount rate	2.4%	2.5%
Rates of increase in compensation levels	2.0%	2.0%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2019	March 31, 2018
Fair value of plan assets at beginning of year	$11,574	$2,998
Assets assumed as a result of the HPES merger	—	7,411
Actual return on plan assets	700	371
Employer contribution	78	83
Plan participants’ contributions	13	16
Benefits paid	(344)	(447)
Business/contract acquisitions/divestitures	—	(2)
Contractual termination benefits	17	4
Plan settlement	(38)	(22)
Foreign currency exchange rate changes	(837)	1,176
Other	180	(14)
Fair value of plan assets at end of year	$11,343	$11,574

Funded status at end of year	$327	$190

During fiscal 2017, the Company, along with the Trustee of CSC Computer Sciences Ltd. Main Pension Scheme (“CSC UK Pension”), the Trustee of the Rebus Pension Scheme (“Xchanging UK Pension”), and a financial institution (the "Institution"), entered into a multi-party arrangement whereby the Company’s corporate campus in Aldershot, U.K. (the "Property") was monetized for approximately $85 million in proceeds net of stamp duties paid. The Company concurrently contributed $85 million to the CSC UK Pension and Xchanging UK Pension plans as a special discretionary employer contribution. The transaction was executed by contributing the Property to a property limited partnership and all such limited partnership interests were contributed to a Jersey Unit Trust owned 1% by the Company and 99% by the Institution.

Under the structured sale transaction, the Company entered into a 15-year master lease arrangement as master tenant, at approximately $4 million rent per year. Under U.S. GAAP, due to the continuing interest of the Company as master tenant, residual profit participation retained by the Company, Xchanging UK Pension and CSC UK Pension, and the Company's ownership of the general partner of the property limited partnership that owns the Property, the structured sale transaction resulted in accounting treatment as a financing transaction. As a consequence, the Property remains accounted for as an asset on the balance sheet of the Company at historical cost basis and accumulated depreciation thereon, with no gain or loss recorded. A corresponding $85 million liability was recorded during fiscal 2017 as other long-term liabilities on the Company's balance sheet.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Information

	As of
(in millions)	March 31, 2019	March 31, 2018
Other assets	$1,157	$1,118
Accrued expenses and other current liabilities	(20)	(28)
Non-current pension obligations	(790)	(879)
Other long-term liabilities - OPEB	(20)	(21)
Net amount recorded	$327	$190

Accumulated benefit obligation	$10,893	$11,241

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Projected benefit obligation	$2,329	$2,488	$2,070	$2,250
Accumulated benefit obligation	$2,230	$2,363	$2,004	$2,162
Fair value of plan assets	$1,494	$1,552	$1,255	$1,338

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Service cost	$88	$121	$23
Interest cost	253	249	82
Expected return on assets	(570)	(534)	(161)
Amortization of transition obligation	—	1	1
Amortization of prior service costs	(15)	(18)	(17)
Contractual termination benefit	3	13	1
Settlement/curtailment gain	(10)	(42)	—
Recognition of actuarial loss (gain)	153	(178)	87
Net periodic pension (income) expense	$(98)	$(388)	$16

The service cost component of net periodic pension (income) expense is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net in the
Company’s statements of operations. See Note 1 - "Summary of Significant Accounting Policies," for further discussion of the Company's adoption of ASU 2017-07 and its impact on the presentation of net periodic pension costs.

Estimated prior service credit of $9 million will be amortized from AOCI into net periodic pension cost over the next fiscal year. The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Discount or settlement rates	2.5%	2.5%	3.1%
Expected long-term rates of return on assets	5.3%	4.9%	6.3%
Rates of increase in compensation levels	2.1%	2.7%	2.6%

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts in AOCI, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018
Prior service cost	$(195)	$(298)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2020	$82

Benefit Payments:
2020	$319
2021	305
2022	358
2023	300
2024	302
2025 and thereafter	1,610
Total	$3,194

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$1	$—	$—	$1
Global Stocks	10	13	—	23
Global/International Equity commingled funds	399	2,156	—	2,555
Global equity mutual funds	49	325	—	374
U.S./North American Equity commingled funds	1	10	—	11
Fixed Income:
Non-U.S. Government funds	215	29	—	244
Fixed income commingled funds	6	4,807	—	4,813
Fixed income mutual funds	2	1	—	3
Corporate bonds	—	2	—	2
Alternatives:
Other Alternatives (1)	6	1,880	982	2,868
Hedge Funds(2)	—	8	—	8
Other Assets	—	—	36	36
Insurance contracts	—	108	14	122
Cash and cash equivalents	99	184	—	283
Totals	$788	$9,523	$1,032	$11,343

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$465	$1,978	$—	$2,443
Global equity mutual funds	8	333	—	341
U.S./North American Equity commingled funds	3	46	—	49
Fixed Income:
U.S. Government funds	—	1	—	1
Non-U.S. Government funds	2	54	—	56
Fixed income commingled funds	3	6,092	—	6,095
Fixed income mutual funds	3	—	—	3
Alternatives:
Other Alternatives (1)	4	1,228	874	2,106
Hedge Funds(2)	—	2	—	2
Other Assets	—	—	3	3
Insurance contracts	—	160	10	170
Cash and cash equivalents	300	5	—	305
Totals	$788	$9,899	$887	$11,574

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of April 1, 2017	$348
Actual return on plan assets held at the reporting date	34
Purchases, sales and settlements	443
Changes due to exchange rates	62
Balance as of March 31, 2018	887
Actual return on plan assets held at the reporting date	(13)
Purchases, sales and settlements	217
Transfers in and / or out of Level 3	5
Changes due to exchange rates	(64)
Balance as of March 31, 2019	$1,032

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other assets represent property holdings by certain pension plans. As above, the property holdings represent a master lease arrangement entered into by DXC in the United Kingdom and certain U.K. pension plans as a financing transaction.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation.

Cash equivalents that have quoted prices in active markets are classified as Level 1. Short-term money market commingled funds are categorized as Level 2 and valued at cost plus accrued interest which approximates fair value.

Plan Asset Allocations

	As of
Asset Category	March 31, 2019	March 31, 2018
Equity securities	26%	25%
Debt securities	45%	53%
Alternatives	25%	18%
Cash and other	4%	4%
Total	100%	100%

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Matching contributions are made annually in January to participants employed on December 31 of the prior year and vest in one year. However, if a participant retires from the Company or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. During fiscal 2019, 2018 and 2017, the Company contributed $219 million, $245 million and $124 million, respectively, to its defined contribution plans. As of March 31, 2019, plan assets included 3,737,298 shares of the Company’s common stock.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $59 million as of March 31, 2019 and $65 million as of March 31, 2018. The Company’s expense under the Plan totaled $2 million, $4 million and $5 million, for fiscal 2019, 2018 and 2017, respectively.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2019	19,342,586	$69.20	$1,339
2018	1,537,782	$89.41	$137
2017	—	—	—

Treasury Stock Transactions

In fiscal 2019, 2018 and 2017 the Company accepted 42,008, 332,558 and 72,231 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2019, 2018 and 2017, the Company accepted 729,703, 684,389 and 195,201 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 1,788,658 treasury shares as of March 31, 2019. Treasury shares held before the HPES Merger were extinguished in connection with the HPES Merger.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

	Dividends Declared
(in millions, except per share amounts)	Per Common Share	Total	Unpaid at Fiscal Year End
Fiscal 2019	$0.76	$209	$53
Fiscal 2018	$0.72	$209	$51
Fiscal 2017	$0.56	$80	$20

Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2016	$(399)	$(1)	$—	$289	$(111)
Current-period other comprehensive (loss) income	(59)	21	—	(2)	(40)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	—	—	(11)	(11)
Balance at March 31, 2017	$(458)	$20	$—	$276	$(162)
Current-period other comprehensive (loss) income	197	(11)	9	—	195
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	—	—	25	25
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(256)	(22)	—	(21)	(299)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	10	—	(13)	(3)
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2017, prior to the HPES Merger, the board of directors and shareholders of HPES approved DXC’s 2017 Omnibus Incentive Plan (the “DXC Employee Equity Plan”), DXC’s 2017 Non-Employee Director Incentive Plan (the “DXC Director Equity Plan”) and DXC’s 2017 Share Purchase Plan (“DXC Share Purchase Plan”). The terms of the DXC Employee Equity Plan and DXC Director Equity Plans are substantially similar to the terms of the CSC Equity Incentive Plans. The former allows DXC to grant stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock, RSUs (including PSUs), and cash awards intended to qualify for the performance-based compensation exemption to the $1 million deduction limit under Section 162(m) of the Internal Revenue Code (collectively the "Awards"). Awards are typically subject to vesting over the 3-year period following the grant date. Vested stock options are generally exercisable for a term of 10 years from the grant date. All of DXC’s employees are eligible for awards under the plan. The Company issues authorized but previously unissued shares upon the granting of stock options and the settlement of RSUs and PSUs.

The Compensation Committee of the Board of Directors (the "Board") has broad authority to grant awards and otherwise administer the DXC Employee Equity Plan. The plan became effective March 30, 2017 and will continue in effect for a period of 10 years thereafter, unless terminated earlier by the Board. The Board has the authority to amend the plan in such respects as it deems desirable, subject to approval of DXC’s stockholders for material modifications.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 13,137 shares purchased under this plan during fiscal 2019.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2019
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	21,832,963
DXC Director Equity Plan	230,000	104,310
DXC Share Purchase Plan	250,000	235,389
Total	34,680,000	22,172,662

The Company recognized share-based compensation expense for fiscal 2019, 2018 and 2017 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Total share-based compensation cost	$74	$93	$75
Related income tax benefit	$15	$21	$25
Total intrinsic value of options exercised	$44	$136	$73
Tax benefits from exercised stock options and awards	$39	$84	$34

As of March 31, 2019, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was less than $1 million and $111 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.87 years.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average fair values of stock options granted during fiscal 2017 was $13.00 per share. There were no stock options granted during fiscal 2018 and 2019. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

Fiscal Years Ended
March 31, 2017
Risk-free interest rate	1.60%
Expected volatility	29%
Expected term (in years)	6.09
Dividend yield	1.56%

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of April 1, 2016	5,366,621	$24.83	7.06	$51
Granted	2,450,976	$50.91
Exercised	(2,544,955)	$21.84		$73
Canceled/Forfeited	(448,505)	$36.94
Expired	(56,741)	$14.36
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
HPE options converted to DXC options at HPES Merger	2,654,970	$46.56
CSC options converted to RSUs due to HPE Merger	(1,521,519)	$51.00
Exercised	(2,916,045)	$40.39		$136
Canceled/Forfeited	(14,890)	$69.52
Expired	(36,411)	$36.69
Outstanding as of March 31, 2018 (1)	2,933,501	$32.54	5.24	$185
Issued due to Separation modification	400,170	$31.72
Exercised	(969,103)	$37.33		$44
Canceled/Forfeited	(14,607)	$48.33
Expired	(31,193)	$25.03
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Vested and expected to vest in the future as of March 31, 2019	2,318,406	$30.40	4.80	$79
Exercisable as of March 31, 2019	2,314,206	$30.35	4.80	$79

(1) The amount of the weighted average exercise price per share has been revised to reflect the impact of the Separation.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2019
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.96 - $24.47	652,585	$18.88	3.44	652,585	$18.88
$25.14 - $41.92	1,120,399	$29.68	4.83	1,120,399	$29.68
$42.05 - $62.44	545,784	$45.64	6.35	541,222	$45.55
	2,318,768			2,314,206

The total fair value of stock options vested during fiscal 2019, 2018 and 2017 was $0 million, $22 million and $8 million, respectively. The cash received from stock options exercised during fiscal 2019, 2018 and 2017 was $34 million, $98 million and $54 million, respectively.

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

Performance Stock Units

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 1, 2016	3,597,999	$29.25
Granted	1,150,185	$47.70
Settled	(602,467)	$27.29
Canceled/Forfeited	(434,732)	$32.86
Outstanding as of March 31, 2017	3,710,985	$34.86
Granted	1,828,667	$82.34
HPE RSUs converted to DXC RSUs due to HPES Merger	95,816	$69.34
Options converted to RSUs due to HPES Merger	609,416	$32.58
Settled	(1,934,446)	$35.93
Canceled/Forfeited	(324,822)	$59.34
Outstanding as of March 31, 2018 (1)	3,985,616	$47.25
Granted	1,136,002	$77.10
Issued due to Separation modification	649,649	$51.98
Settled	(2,207,467)	$33.05
Canceled/Forfeited	(754,025)	$62.01
Outstanding as of March 31, 2019	2,809,775	$67.27

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

Non-employee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other share-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of March 31, 2019, 104,310 shares of DXC common stock remained available for the grant of future RSUs or other share-based incentives to nonemployee directors.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 1, 2016	89,046	$27.00
Granted	33,600	$47.35
Settled	(32,080)	$28.58
Canceled/Forfeited	(4,800)	$30.31
Outstanding as of March 31, 2017	85,766	$34.19
Granted	22,900	$84.40
Settled	(39,980)	$45.25
Canceled/Forfeited	(2,300)	$85.35
Outstanding as of March 31, 2018 (1)	66,386	$37.26
Granted	19,200	$87.88
Issued due to Separation modification	10,488	$37.69
Settled	(20,324)	$51.59
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2019	75,750	$46.31

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Cash paid for:
Interest	$308	$288	$103
Taxes on income, net of refunds (1)	$197	$376	$63

Non-cash activities:
Operating:
Prepaid assets acquired under long-term financing	$48	$209	$—
Investing:
Capital expenditures in accounts payable and accrued expenses	$45	$46	$43
Capital expenditures through capital lease obligations	$668	$664	$52
Assets acquired under long-term financing	$200	$238	$87
Increase in deferred purchase price receivable	$1,489	$665	$595
Contingent consideration	$41	$—	$—
Financing:
Dividends declared but not yet paid	$53	$51	$20
Stock issued for the acquisition of HPES	$—	$9,850	$—

(1) Income tax refunds were $174 million, $38 million, and $23 million for fiscal 2019, 2018, and 2017, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Other Income

The following table summarizes components of other income, net:

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Non-service cost components of net periodic pension income	$(182)	$(509)	$(7)
Foreign currency loss (gain)	31	(71)	(8)
Other gain	(155)	(13)	(2)
Totals	$(306)	$(593)	$(17)

Non-service cost components of net periodic pension income expense were reclassified from costs of services and selling, general and administrative to other income expense, net in the statements of operations upon adoption of ASU2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". See Note 1 - Summary of Significant Accounting Policies for more information.

Foreign currency loss (gain) resulted from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program. Other gain for the fiscal year ended March 31, 2019 primarily comprises gain on sale of non-operating assets and for the fiscal year ended March 31, 2018 consists of investment income.

Note 18 - Segment and Geographic Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industries and geographic regions. As a result, and in accordance with accounting standards, operating segments are organized by the type of services provided. DXC's chief operating decision maker ("CODM"), the chief executive officer, obtains, reviews, and manages the Company’s financial performance based on these segments. The CODM uses these results, in part, to evaluate the performance of, and allocate resources to, each of the segments.

As a result of the Separation, USPS is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for all periods presented. See Note 3 - "Divestitures." DXC now operates in two reportable segments as described below:

Global Business Services

GBS provides innovative technology solutions that help its clients address key business challenges and accelerate digital transformations tailored to each client’s industry and specific objectives. GBS offerings include:

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2019
Revenues	$8,684	$12,069	$20,753	$—	$20,753
Segment Profit	$1,645	$1,911	$3,556	$(287)	$3,269
Depreciation and amortization (1)	$90	$1,212	$1,302	$127	$1,429

Fiscal Year Ended March 31, 2018
Revenues	$9,254	$12,479	$21,733	$—	$21,733
Segment Profit	$1,525	$1,643	$3,168	$(179)	$2,989
Depreciation and amortization (1)	$99	$1,078	$1,177	$92	$1,269

Fiscal Year Ended March 31, 2017
Revenues	$4,173	$3,434	$7,607	$—	$7,607
Segment Profit	$492	$306	$798	$(180)	$618
Depreciation and amortization (1)	$107	$399	$506	$64	$570

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $539 million, $526 million, and $77 million for fiscal 2019, 2018, and 2017, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Profit to Consolidation

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less cost of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs, amortization of acquired intangible assets.

	Fiscal Years Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2017
Profit
Total profit for reportable segments	$3,556	$3,168	$798
All other loss	(287)	(179)	(180)
Interest income	128	89	35
Interest expense	(334)	(320)	(117)
Restructuring costs	(465)	(789)	(238)
Transaction, separation, and integration-related costs	(401)	(359)	(308)
Amortization of acquired intangible assets	(539)	(526)	(77)
Pension and OPEB actuarial and settlement (losses) gains	(143)	220	(87)
Income (loss) from continuing operations, before taxes	$1,515	$1,304	$(174)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Geographic Information

See Note 19 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
	March 31, 2019	March 31, 2018	March 31, 2017
United States	1,352	1,270	389
United Kingdom	512	535	235
Australia	144	191	58
Other Europe	553	465	134
Other International	618	902	87
Total Property and Equipment, net	3,179	3,363	903

No single customer exceeded 10% of the Company’s revenues during fiscal 2019, fiscal 2018 or fiscal 2017.

Note 19 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(in millions)	March 31, 2019	March 31, 2018 (1)	March 31, 2017 (1)
United States	$7,677	$8,015	$2,986
United Kingdom	3,175	3,392	1,482
Australia	1,582	1,694	921
Other Europe	5,294	5,409	1,594
Other International	3,025	3,223	624
Total Revenues	$20,753	$21,733	$7,607

(1)	Prior period amounts have not been recast under the modified retrospective transition method.

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2019, approximately $28.9 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 40% of these remaining performance obligations in Fiscal 2020, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	March 31, 2019	April 1, 2018
Trade receivables, net	$3,232	$3,937
Contract assets	$390	$444
Contract liabilities	$1,886	$2,053

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2019
ASC 605 Balance, beginning of period	$2,434
Adjustment related to Topic 606 adoption	(381)
ASC 606 Balance, beginning of period	2,053
Deferred revenue	2,681
Recognition of deferred revenue	(2,664)
Currency translation adjustment	(167)
Other	(17)
Balance, end of period	$1,886

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

(in millions)	As of March 31, 2019
Capitalized sales commission cost (1)	$228
Transition and transformation contract costs, net (2)	$966

(1)
Capitalized sales commission costs are included within other assets in the accompanying balance sheets. For the twelve months ended March 31, 2019, amortization expense of $62 million related to the capitalized sales commission assets is included in selling, general, and administrative expenses in the accompanying statements of operations.

(2)
Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as other assets in the accompanying balance sheets. For the twelve months ended March 31, 2019, amortization expense of $258 million is included within depreciation and amortization in the accompanying statements of operations.

Financial Statement Impact

The impact of adoption of ASC 606 on the selected captions of the Company's statements of operations and balance sheets was as follows:

Statement of Operations (Selected Captions)
	Twelve Months Ended March 31, 2019
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues	$20,753	$20,723	$30
Costs of services	$14,946	$14,944	$2
Selling, general and administrative	$1,959	$2,032	$(73)
Interest income	$(128)	$(141)	$(13)
Income tax expense	$288	$266	$22
Net income attributable to DXC common stockholders	$1,257	$1,191	$66

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet (Selected Captions)
	As of March 31, 2019
(in millions)	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Receivables and contract assets, net of allowance for doubtful accounts	$5,181	$5,199	$(18)
Other current assets	$359	$411	$(52)
Deferred income taxes, net	$355	$376	$(21)
Other assets	$3,429	$3,451	$(22)

Liabilities:
Accrued expenses and other current liabilities	$3,355	$3,356	$(1)
Deferred revenue and advance contract payments	$1,630	$1,717	$(87)
Income taxes payable	$208	$206	$2
Non-current deferred revenue	$256	$491	$(235)
Non-current income tax liabilities and deferred tax liabilities	$1,184	$1,148	$36

Equity:
Retained earnings	$478	$301	$177
Accumulated other comprehensive loss	$(244)	$(239)	$(5)

The adoption of ASC 606 did not materially impact the statement of cash flows.

Note 20 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $465 million, $789 million and $238 million for fiscal 2019, 2018 and 2017, respectively. The costs recorded during fiscal 2019 were largely the result of implementing the Fiscal 2019 Plan, as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2019	March 31, 2018
Accrued expenses and other current liabilities	$273	$367
Other long-term liabilities	106	153
Total	$379	$520

Summary of Restructuring Plans

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The additional restructuring initiatives are intended to reduce the Company's core structure and related operating costs, improve its competitiveness, and facilitate the achievement of acceptable and sustainable profitability. The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $782 million, comprising $594 million in workforce reductions and $188 million of facilities costs.

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

Other Prior Year Plans

Other prior year plans are comprised of the Fiscal 2016 Plan and Fiscal 2015 Plan. As of March 31, 2019, activities under these plans are substantially complete.

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2018	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of March 31, 2019
Fiscal 2019 Plan
Workforce Reductions	$—	$363	$(2)	$(218)	$(5)	$138
Facilities Costs	—	144	(6)	(68)	(2)	68
Total	$—	$507	$(8)	$(286)	$(7)	$206

Fiscal 2018 Plan
Workforce Reductions	$257	$(30)	$—	$(151)	$(17)	$59
Facilities Costs	98	(14)	(3)	(40)	(6)	35
Total	$355	$(44)	$(3)	$(191)	$(23)	$94

Fiscal 2017 Plan
Workforce Reductions	$19	$—	$—	$(12)	$—	$7
Facilities Costs	3	—	—	(3)	—	—
Total	$22	$—	$—	$(15)	$—	$7

Other Prior Year Plans
Workforce Reductions	$4	$—	$—	$(2)	$—	$2
Facilities Costs	2	—	—	(1)	—	1
Total	$6	$—	$—	$(3)	$—	$3

Acquired Liabilities
Workforce Reductions	$110	$2	$—	$(58)	$(3)	$51
Facilities Costs	27	—	—	(9)	—	18
Total	$137	$2	$—	$(67)	$(3)	$69

(1) Costs expensed, net of reversals include $48 million, $3 million, and $1 million of costs reversed from the Fiscal 2018 Plan, Fiscal 2017 Plan and Other Prior Year Plans, respectively.
(2) Pension benefit augmentations recorded as a pension liability and asset impairment.
(3) Foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Restructuring Liability as of March 31, 2017	Acquired Balance as of April 1, 2017	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of March 31, 2018
Fiscal 2018 Plan
Workforce Reductions	$—	n/a	$624	$(10)	$(367)	$10	$257
Facilities Costs	—	n/a	202	(4)	(102)	2	98
Total	$—	n/a	$826	$(14)	$(469)	$12	$355

Fiscal 2017 Plan
Workforce Reductions	$155	n/a	$(32)	$(2)	$(112)	$10	$19
Facilities Costs	6	n/a	—	—	(5)	2	3
Total	$161	n/a	$(32)	$(2)	$(117)	$12	$22

Fiscal 2016 Plan
Workforce Reductions	$8	n/a	$(2)	$1	$(4)	$—	$3
Facilities Costs	5	n/a	—	—	(3)	—	2
Total	$13	n/a	$(2)	$1	$(7)	$—	$5

Fiscal 2015 Plan
Workforce Reductions	$3	n/a	$—	$—	$(2)	$—	$1
Facilities Costs	—	n/a	—	—	—	—	—
Total	$3	n/a	$—	$—	$(2)	$—	$1

Acquired Liabilities
Workforce Reductions	n/a	$255	$—	$(2)	$(152)	$9	$110
Facilities Costs	n/a	70	(3)	(3)	(37)	—	27
Total	n/a	$325	$(3)	$(5)	$(189)	$9	$137

(1) Costs expensed, net of reversals include $34 million, $3 million, and $3 million of costs reversed from the Fiscal 2017 Plan, Fiscal 2016 Plan and Acquired Plans, respectively.
(2) Pension benefit augmentations recorded as a pension liability and asset impairment.
(3) Foreign currency translation adjustments.

Note 21 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only through payment of penalties. Lease payments are typically based upon the period of the lease but may include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms. Most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $810 million, $797 million and $146 million, for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2019, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
2020	$409	$248
2021	288	119
2022	203	27
2023	159	4
2024	124	1
Thereafter	274	—
Minimum fixed rentals	1,457	399
Less: Sublease rental income	(149)	—
Totals	$1,308	$399

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2019 were as follows:

Fiscal year	Minimum Purchase Commitment (1)
(in millions)
2020	$2,286
2021	1,026
2022	488
2023	432
2024	243
Thereafter	25
Total	$4,500

(1) A significant portion of the minimum purchase commitments in fiscal 2020 relate to the amounts committed under the HPE preferred vendor agreements.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2019:

(in millions)	Fiscal 2020	Fiscal 2021	Fiscal 2022 and Thereafter	Totals
Surety bonds	$254	$125	$145	$524
Letters of credit	190	28	364	582
Stand-by letters of credit	81	81	13	175
Totals	$525	$234	$522	$1,281

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 21, 2018, CSC filed a motion to lift the stay in its civil lawsuit against Mr. Pulier in Delaware Chancery Court, and a motion for a temporary restraining order and preliminary injunction preventing Mr. Pulier from dissipating approximately $4.9 million previously seized by the Government in connection with its criminal investigation. On January 30, 2019, the Court granted the motion to lift the stay. On March 5, 2019, the Court denied the motion for a temporary restraining order and preliminary injunction. The Court has set a trial date of April 20, 2020. Discovery is ongoing.

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

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. Oral argument took place on August 28, 2017. On October 2, 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved on October 10, 2017, in federal district court in Texas to confirm the award. On November 16, 2017, the arbitrator issued a Final Award which reiterated his findings of fact and law, calculated the amount of prejudgment interest, and awarded Kemper its costs of arbitration including reasonable attorneys’ fees and expenses. On December 6, 2017, the Company filed a motion to vacate the award in federal district court in New York. A week later, the New York court stayed the action in deference to the Texas court’s decision as to which venue was more appropriate to address the vacatur arguments. On January 12, 2018, the Company appeared in the Texas action seeking a stay of the confirmation proceedings or a transfer of venue to New York. On March 2, 2018, the Texas court denied the venue transfer motion. The pending vacatur motion was accordingly transferred to the Texas court, and a new memorandum of law in support of the motion was filed in that jurisdiction on March 30, 2018. On August 27, 2018, the Magistrate Judge issued its Report and Recommendation

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

denying the vacatur motion. On September 10, 2018, the Company filed its objections to this report to the United States District Judge who reviews the decision de novo. On September 18, 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. On September 27, 2018, the Company filed a notice of appeal to the Fifth Circuit Court of Appeals. The Company has also paid the portion of the judgment that is uncontested on appeal, and Kemper recorded this partial satisfaction of the judgment on September 26, 2018. On January 16, 2019, the Company filed its opening brief with the Fifth Circuit Court of Appeals. Kemper filed its brief on March 1, 2019, and the Company filed its reply brief on March 29, 2019. No further dates have been set at this time.

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment,

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties are scheduled to submit briefs in the appellate case between June and July 2019.

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018.

In March 2019, three related shareholder derivative lawsuits were filed in the District Court of the State of Nevada, in and for Clark County, against two of the Company’s current officers and the members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.

The Company believes the claims are without merit and intends to vigorously defend all claims asserted.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company has substantially completed its internal investigation, and has requested a meeting with OFAC to report its findings.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Reconciliation of Previously Reported Amounts to Recast Financial Statements

As described under "Recent Accounting Pronouncements" in Note 1–Summary of Significant Accounting Policies," during fiscal 2019 the Company adopted ASU 2016-15. The adoption of this standard requires the Company to recast each prior period presented consistent with the new guidance. A reconciliation of the amounts previously reported within Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018
to those as adjusted within the accompanying financial statements is shown in the tables below for selected financial amounts:

Consolidated Statements of Cash Flows

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

Note 23 - Subsequent Events

No events, other than those described in these notes, have occurred that would require recognition or disclosure in the consolidated financial statements.

DXC TECHNOLOGY COMPANY

ITEM 8. Supplementary Data

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes. As a result of the USPS Separation, the statement of operations, balance sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations. See Note 3 - "Divestitures".

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2019
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,282	$5,013	$5,178	$5,280
Costs of services (excludes depreciation and amortization and restructuring costs)	3,867	3,518	3,725	3,836
Gross profit	$1,415	$1,495	$1,453	$1,444
Restructuring costs	$185	$157	$76	$47
Income from continuing operations before taxes	$360	$332	$469	$354
Income from continuing operations, net of taxes	$231	$259	$466	$271
Income from discontinued operations, net of taxes	$35	$—	$—	$—
Net income attributable to DXC common shareholders	$259	$262	$462	$274

Earnings per common share(1)
Basic:
Continuing operations	$0.79	$0.93	$1.68	$1.02
Discontinued operations	$0.12	$—	$—	$—
Diluted:
Continuing operations	$0.78	$0.92	$1.66	$1.01
Discontinued operations	$0.12	$—	$—	$—

Cash dividend per common share	$0.19	$0.19	$0.19	$0.19

DXC TECHNOLOGY COMPANY

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2018
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,236	$5,453	$5,460	$5,584
Costs of services (excludes depreciation and amortization and restructuring costs)	4,309	3,870	4,051	4,087
Gross profit	$927	$1,583	$1,409	$1,497
Restructuring costs	$187	$188	$210	$204
Income from continuing operations before taxes	$91	$284	$341	$588
Income from continuing operations, net of taxes	$108	$205	$706	$527
Income from discontinued operations, net of taxes	$65	$60	$73	$38
Net income attributable to CSC common shareholders	$159	$256	$776	$560

Earnings per common share(1)
Basic:
Continuing operations	$0.33	$0.69	$2.46	$1.83
Discontinued operations	$0.23	$0.21	$0.26	$0.13
Diluted:
Continuing operations	$0.33	$0.67	$2.43	$1.80
Discontinued operations	$0.22	$0.21	$0.25	$0.13

Cash dividend per common share	$0.18	$0.18	$0.18	$0.18

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

During the year DXC made eight acquisitions with acquisition dates ranging from April 4, 2018 to February 15, 2019 that were excluded from management's assessment of internal control over financial reporting. The combined financial statements of these eight acquisitions constitute 1.1% of total assets and 1.2% of revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2019.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 139 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company and our report dated June 12, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, during the year DXC made eight acquisitions with acquisition dates ranging from April 4, 2018 to February 15, 2019 that were excluded from management's assessment of internal control over financial reporting. The combined financial statements of these eight acquisitions constitute 1.1% of total assets and 1.2% of revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at these eight acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 12, 2019

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors”, "Section 16(a) Beneficial Ownership Reporting Compliance", “Corporate Governance”, and “Additional Information-Business for 2019 Annual Meeting" in our 2019 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2019, and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2019 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2019. See Note 15 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,204,293	13.54	21,937,273
Equity compensation plans not approved by security holders	—	—	—
Total	5,204,293	—	21,937,273

Other information required by this Item will appear in the 2019 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2019 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2019 Proxy Statement under the heading "Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2020-Fees" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report. See the index on page 52.

(2) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017 by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp.,The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
First Supplemental Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company’s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.3
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.5
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.6
Fifth Supplemental Indenture, dated February 7, 2018, between DXC technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.7
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.8
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.14
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.15
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.6) (incorporate by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.16
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology's Form 8-K filed March 15, 2018) (file no. 001-38033))

4.17
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.18
Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.19
First Supplemental Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.20
Form of Computer Sciences Corporation’s 4.450% Senior Notes due 2022 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.21	Description of Securities (filed herewith)
10.1
Credit Agreement, dated as of October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.2
Amendment No. 1 dated as of April 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.3
Amendment No. 2 dated as of June 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed June 21, 2016) (file no. 001-04850))

10.4
Waiver and Amendment No. 3 dated as of February 17, 2017 to the Amended and Restated Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.54 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.5
Amendment No. 4 dated as of October 11, 2018 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.6
Incremental Assumption Agreement, dated as of June 15, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to Computer Sciences Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.7
Second Incremental Assumption Agreement, dated as of July 25, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.8
Third Incremental Assumption Agreement, dated as of December 30, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.9
Fourth Incremental Assumption Agreement, dated as of April 3, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.8 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.10
Fifth Incremental Assumption Agreement, dated as of September 27, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.11
Sixth Incremental Assumption Agreement dated September 26, 2018, by and among the DXC Technology Company and the incremental lenders party thereto and consented to, with respect to the New Lender (as defined therein) only, by the Swing Line Banks (as defined in the Revolving Credit Agreement) party thereto and consented to, with respect to the New Lender only, and accepted by Citibank, as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.12
Term Loan Credit Agreement dated as of March 15, 2019 among DXC Technology Company, as borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed March 20, 2019) (file no. 001-38033))

10.13
Term Loan Credit Agreement dated as of May 11, 2018, by and among DXC Technology Company, as Borrower, and Mizuho Bank, Ltd., as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed May 17, 2018) (file no. 001-38033))

10.14
Credit Agreement dated as of October 12, 2018, among CSC Computer Sciences International Operations Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto, as Lenders, and Lloyds Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed October 16, 2018) (file no. 001-38033))

10.15
Syndicated Facility Agreement, dated as of November 27, 2018, by and among DXC Technology Australia Pty Limited, as initial borrower, the other borrowers from time to time party thereto, DXC Technology Company, as guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed November 30, 2018) (file no. 001-38033))

10.16
Amendment Deed No. 1 dated as of December 5, 2018 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company's Quarterly Report on Form 10-Q (filed February 8, 2019) (file no. 001-38033))

10.17
Amendment Deed No. 2 dated as of January 8, 2019 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.5 to DXC Technology Company's Quarterly Report on Form 10-Q (filed February 8, 2019) (file no. 001-38033))

10.18
Term Loan Agreement, dated as of December 16, 2016, by and among Everett SpinCo, Inc. (now known as DXC Technology Company), the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent. (incorporated by reference to Exhibit 10.1 to Hewlett Packard Enterprise Co's Form 8-K (filed December 22, 2016) (file no. 001-37483))

10.19
Amendment No. 1 dated March 3, 2017 to the Term Loan Agreement dated as of December 16, 2016, by and among Everett SpinCo, Inc. (now known as DXC Technology Company), the lenders and arrangers party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (incorporated by reference to Exhibit 10.14 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.20
Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, Computer Sciences Corporation, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2016) (file no. 001-04850))

10.21
Waiver and Amendment No. 2 dated February 17, 2017 to the Syndicated Facility Agreement Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, Computer Sciences Corporation, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.67 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.22
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.23
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.24
Master Accounts Receivable Purchase Agreement, dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.25
Guaranty, dated as of July 14, 2017 between DXC Technology Company and The Bank of Tokyo Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Form 8-K (filed July 19, 2017) (file no. 001-38033))

10.26
Amendment No. 1 dated as of January 23, 2018 to the Master Accounts Receivable Purchase Agreement dated as of July 14, 2017 between Enterprise Services LLC and The Bank of Tokyo Mitsubishi UFJ, Ltd (incorporated by reference to Exhibit 10.12 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.27
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.28
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.29
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.30
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.31
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.32
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.33
Amended and Restated Performance Guaranty dated as of September 24, 2018, made by DXC Technology Company as Performance Guarantor in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.34
Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and Computer Sciences Corporation, as Guarantor (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed April 7, 2016) (file no.001-04850))

10.35
Second Amendment dated February 17, 2017 to the Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and Computer Sciences Corporation, as Guarantor (incorporated by reference to Exhibit 10.56 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.36*	DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (filed March 31, 2017) (file no.333-217053))
10.37*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))

10.38*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.39*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.40*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.41*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.42*
Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.43*
Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.44*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.45*
Supplemental Performance Based Restricted Stock Unit Award to J. Michael Lawrie dated June 15, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (filed August 9, 2017) (file no. 001-38033))

10.46*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.47*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.48*	Employment Agreement with J. Michael Lawrie dated February 7, 2012 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed February 8, 2012) (file no. 001-4850))
10.49*	Amendment to Employment Agreement, effective as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed March 28, 2017) (file no. 001-4850))
10.50*
Amendment to Employment Agreement with J. Michael Lawrie dated April 3, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.51*
Amendment to the CEO Employment Agreement dated August 15, 2018, between J. Michael Lawrie and the Company (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 20, 2018) (file no. 001-38033))

10.52*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.53*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

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

DXC TECHNOLOGY COMPANY

Dated:	June 12, 2019	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	Chairman, President and Chief Executive Officer	June 12, 2019
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	June 12, 2019
Paul N. Saleh	(Principal Financial Officer)

/s/ Neil A. Manna	Senior Vice President and Corporate Controller	June 12, 2019
Neil A. Manna	(Principal Accounting Officer)

/s/ Mukesh Aghi	Director	June 12, 2019
Mukesh Aghi

/s/ Amy E. Alving	Director	June 12, 2019
Amy E. Alving

/s/ David Herzog	Director	June 12, 2019
David Herzog

/s/ Mary Louise Krakauer	Director	June 12, 2019
Mary Louise Krakauer

/s/ Sachin Lawande	Director	June 12, 2019
Sachin Lawande

/s/ Julio A. Portalatin	Director	June 12, 2019
Julio A. Portalatin

/s/ Peter Rutland	Director	June 12, 2019
Peter Rutland

/s/ Manoj P. Singh	Director	June 12, 2019
Manoj P. Singh

/s/ Robert F. Woods	Director	June 12, 2019
Robert F. Woods