Form 10-Q
period 2019-06-30
DXC Technology Co
filed 2019-08-09
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No.: 001-38033

DXC TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada			61-1800317
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons	,	Virginia	22102
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code: (703) 245-9675

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DXC	New York Stock Exchange
2.750% Senior Notes Due 2025	DXC 25	New York Stock Exchange
1.750% Senior Notes Due 2026	DXC 26	New York Stock Exchange

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
       ☐ Yes  ☒   No

261,962,477 shares of common stock, par value $0.01 per share, were outstanding on July 31, 2019.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2019	June 30, 2018

Revenues	$4,890	$5,282

Costs of services (excludes depreciation and amortization and restructuring costs)	3,622	3,867
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	507	440
Depreciation and amortization	470	471
Restructuring costs	142	185
Interest expense	91	85
Interest income	(30)	(32)
Other income, net	(118)	(94)
Total costs and expenses	4,684	4,922

Income from continuing operations before income taxes	206	360
Income tax expense	38	129
Income from continuing operations	168	231
Income from discontinued operations, net of taxes	—	35
Net income	168	266
Less: net income attributable to non-controlling interest, net of tax	5	7
Net income attributable to DXC common stockholders	$163	$259

Income per common share:
Basic:
Continuing operations	$0.61	$0.79
Discontinued operations	—	0.12
	$0.61	$0.91
Diluted:
Continuing operations	$0.61	$0.78
Discontinued operations	—	0.12
	$0.61	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018

Net income	$168	$266
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $12 and $0	(135)	(342)
Cash flow hedges adjustments, net of tax benefit of $0 and $7	4	(32)
Available-for-sale securities, net of tax expense of $1 and $0	1	(1)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax expense of $0 and $0	(1)	(1)
Pension and other post-retirement benefit plans, net of tax	(1)	(1)
Other comprehensive loss, net of taxes	(131)	(376)
Comprehensive income (loss)	37	(110)
Less: comprehensive (loss) income attributable to non-controlling interest	(19)	1
Comprehensive income (loss) attributable to DXC common stockholders	$56	$(111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,868	$2,899
Receivables and contract assets, net of allowance for doubtful accounts of $64 and $60	5,234	5,181
Prepaid expenses	728	627
Other current assets	360	359
Total current assets	8,190	9,066

Intangible assets, net of accumulated amortization of $3,638 and $3,399	6,468	5,939
Operating right-of-use assets, net	1,591	—
Goodwill	8,806	7,606
Deferred income taxes, net	356	355
Property and equipment, net of accumulated depreciation of $4,150 and $3,958	3,628	3,179
Other assets	3,538	3,429
Total Assets	$32,577	$29,574

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,511	1,942
Accounts payable	1,517	1,666
Accrued payroll and related costs	746	652
Current operating lease liabilities	586	—
Accrued expenses and other current liabilities	3,183	3,355
Deferred revenue and advance contract payments	1,609	1,630
Income taxes payable	186	208
Total current liabilities	9,338	9,453

Long-term debt, net of current maturities	7,893	5,470
Non-current deferred revenue	309	256
Non-current operating lease liabilities	1,129	—
Non-current income tax liabilities and deferred tax liabilities	1,281	1,184
Other long-term liabilities	1,410	1,486
Total Liabilities	21,360	17,849

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of June 30, 2019 and March 31, 2019	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 263,709,277 issued as of June 30, 2019 and 270,213,891 issued as of March 31, 2019	3	3
Additional paid-in capital	10,916	11,301
Retained earnings	494	478
Accumulated other comprehensive (loss) income	(351)	(244)
Treasury stock, at cost, 1,995,753 and 1,788,658 shares as of June 30, 2019 and March 31, 2019	(149)	(136)
Total DXC stockholders’ equity	10,913	11,402
Non-controlling interest in subsidiaries	304	323
Total Equity	11,217	11,725
Total Liabilities and Equity	$32,577	$29,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$168	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474	509
Operating right-of-use expense	176	—
Share-based compensation	18	22
Gain on dispositions	(8)	(46)
Unrealized foreign currency exchange gains	(14)	(16)
Other non-cash charges, net	(5)	12
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(335)	(300)
Decrease in operating lease liability	(174)	—
Decrease in other liabilities	(366)	(78)
Net cash (used in) provided by operating activities	(66)	369

Cash flows from investing activities:
Purchases of property and equipment	(105)	(79)
Payments for transition and transformation contract costs	(72)	(92)
Software purchased and developed	(63)	(49)
Payments for acquisitions, net of cash acquired	(1,911)	(43)
Business dispositions	—	(65)
Cash collections related to deferred purchase price receivable	371	137
Proceeds from sale of assets	21	19
Short-term investing	(75)	—
Other investing activities, net	12	(8)
Net cash used in investing activities	(1,822)	(180)

Cash flows from financing activities:
Borrowings of commercial paper	1,401	633
Repayments of commercial paper	(1,401)	(633)
Borrowings on long-term debt, net of discount	2,198	483
Principal payments on long-term debt	(509)	(1,278)
Payments on finance leases and borrowings for asset financing	(210)	(259)
Borrowings for USPS spin transaction	—	1,114
Proceeds from stock options and other common stock transactions	7	9
Taxes paid related to net share settlements of share-based compensation awards	(12)	(1)
Repurchase of common stock and advance payment for accelerated share repurchase	(500)	(314)
Dividend payments	(51)	(51)
Other financing activities, net	(36)	(3)
Net cash provided by (used in) financing activities	887	(300)
Effect of exchange rate changes on cash and cash equivalents	(30)	(39)
Net decrease in cash and cash equivalents	(1,031)	(150)
Cash and cash equivalents at beginning of year	2,899	2,729
Cash and cash equivalents at end of period	$1,868	$2,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net Income				163			163	5	168
Other comprehensive loss					(107)		(107)	(24)	(131)
Share-based compensation expense			18				18		18
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(7,360)		(410)	(90)			(500)		(500)
Stock option exercises and other common stock transactions	855		7				7		7
Dividends declared ($0.21 per share)				(57)			(57)		(57)
Balance at June 30, 2019	263,709	$3	$10,916	$494	$(351)	$(149)	$10,913	$304	$11,217

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				259			259	7	266
Other comprehensive loss					(370)		(370)	(6)	(376)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(2)	(2)		(2)
Share repurchase program	(3,779)		(193)	(131)			(324)		(324)
Stock option exercises and other common stock transactions	215		6				6		6
Dividends declared ($0.19 per share)				(55)			(55)		(55)
Non-controlling interest distributions and other				3			3	(9)	(6)
Divestiture of USPS			(177)	(1,491)			(1,668)		(1,668)
Balance at June 30, 2018	282,829	$3	$11,868	$—	$(312)	$(87)	$11,472	$342	$11,814

(1) 1,995,753 treasury shares as of June 30, 2019

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company"), a world leading independent, end-to-end IT services company, manages and modernizes mission-critical systems, integrating them with new digital solutions to produce better business outcomes. The Company’s global reach and talent, innovative platforms, technology independence and extensive partner network enable and extensive partnership network enable more than 6,000 private and public-sector clients in approximately 70 countries to thrive on change.

Luxoft Acquisition

On June 14, 2019, DXC completed its acquisition of Luxoft Holding, Inc. ("Luxoft"), a global digital strategy and software engineering firm (the "Luxoft Acquisition"). The acquisition builds on DXC’s unique value proposition as an end-to-end, mainstream IT and digital services market leader, and strengthens the Company’s ability to design and deploy transformative digital solutions for clients at scale. See Note 3 - "Acquisitions" for further information.

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

As a result of the Separation, the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2018.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) as the "statements of comprehensive income," (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 ("fiscal 2019").

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

Leases

Effective April 1, 2019, the Company adopted ASU 2016-02, "Leases, Topic ASC 842" using the modified retrospective method. Refer to Note 7 - "Leases" for further discussion of impact of adoption and other required disclosures. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating right-of-use ("ROU") assets, net, current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

As most of the Company's leases do not provide an implicit rate, DXC uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that DXC would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The rate is dependent on several factors, including the lease term, currency of the lease payments and the Company's credit ratings.

Operating ROU assets also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating ROU assets and lease liabilities include these options when it is reasonably certain that they will be exercised. Lease arrangements generally do not contain any residual value guarantees or material restrictive covenants.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease expense is related to the Company's leased real estate for offices and primarily includes labor and operational costs. DXC subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not material for all periods presented. The Company combines lease and non-lease components under its lease agreements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Property and Equipment

Property and equipment, which includes assets under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed predominantly on a straight-line basis over the estimated useful lives of the assets or the remaining lease term, whichever is shorter. The estimated useful lives of DXC’s property and equipment are as follows:

Buildings	Up to 40 years
Computers and related equipment	4 to 7 years
Furniture and other equipment	3 to 15 years
Leasehold improvements	Shorter of lease term or useful life up to 20 years

In accordance with its policy, the Company reviews the estimated useful lives of its property and equipment on an ongoing basis. As a result, effective April 1, 2019, the Company changed its estimate of the useful lives of its computers and related equipment from an average of four to five years to an average of four to seven years, which better reflects the estimated periods during which these assets will remain in service. This change resulted in a $49 million decrease to depreciation expense for three months ended June 30, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 2 - Recent Accounting Pronouncements

During the three months ended June 30, 2019, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
February 2016 ASU 2016-02 "Leases (Topic 842)"	April 1, 2019 Modified retrospective
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

The Company adopted this update on April 1, 2019 utilizing the simplified transition method allowing the Company to not restate comparative periods and apply Topic 842 beginning on April 1, 2019. During adoption, Company has implemented changes in its systems, including the implementation of new lease accounting software, internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. The adoption resulted in following impacts.

The Company recorded increases of $1.7 billion in assets and $1.8 billion in liabilities as of April 1 2019, due to the recording of operating right-of-use assets and operating lease liabilities for lease obligations that were historically classified as operating leases. The Company's cumulative adjustment to the opening balance of retained earnings was not material. Additionally, the update does not have a material impact on the statements of operations or statements of cash flows.

DXC elected the practical expedient package permitted under Topic 842, which among other things, permits the Company not to reassess historical conclusions related to contracts that contain leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. DXC applied the lessee component election, allowing the Company to account for lease and non-lease components as a single lease component. In addition, DXC made an accounting policy election to keep leases with an initial term of 12 months or less that do not contain a ‘reasonably certain’ purchase option off the balance sheets.

Refer to Note 7 - "Leases" for further discussion of the impact of adoption and other required disclosure.

February 2018 ASU 2018-02 - "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	April 1, 2019 Retrospective
This update provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect (or portion thereof) of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.

The Company adopted this update as of April 1, 2019 and opted to not elect to reclassify any stranded tax effects within AOCI to retained earnings, and as such, the adoption of ASU 2018-02 did not have an effect on its condensed consolidated financial statements. In accordance with its accounting policy, the Company uses the portfolio approach and will release income tax effects from AOCI once the reason the tax effects were established cease to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated).

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

Other recently issued ASUs effective after June 30, 2019 are not expected to have a material effect on DXC's consolidated financial statements.

Note 3 - Acquisitions

Fiscal 2020 Acquisitions

Luxoft Acquisition

On June 14, 2019, DXC completed the acquisition of Luxoft, a digital service provider whose offerings encompass strategic consulting, custom software development services, and digital solution engineering for a total consideration of $2.0 billion. The acquisition will combine Luxoft’s digital engineering capabilities with DXC’s expertise in IT modernization and integration. The purchase agreement (“Merger Agreement”) was entered into by DXC and Luxoft on January 6, 2019 and the transaction was closed on June 14, 2019.

The transaction between DXC and Luxoft is an acquisition, with DXC as the acquirer and Luxoft as the acquiree, based on the fact that DXC acquired 100% of the equity interests and voting rights in Luxoft, and that DXC is the entity that transferred the cash consideration.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed, as well as the fair value of non-controlling interest, are based on the information that was available as of the acquisition date, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the acquisition date. The preliminary estimated purchase price is allocated as follows:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$113
Accounts receivable	217
Other current assets	60
Total current assets	390
Property and equipment	37
Intangible assets	628
Other assets	85
Total assets acquired	1,140
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(154)
Deferred revenue	(5)
Long-term deferred tax liabilities and income tax payable	(106)
Other liabilities	(61)
Total liabilities assumed	(326)
Net identifiable assets acquired	814
Add: Fair value of non-controlling interests	—
Goodwill	1,209
Total estimated consideration transferred	$2,023

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. The goodwill recognized with the acquisition was attributable to the synergies expected to be achieved by combining the businesses of DXC and Luxoft, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The total goodwill arising from the acquisition was allocated to Global Business Services ("GBS") and is not deductible for tax purposes. See Note 11 - "Goodwill."

Due to the recent completion and complexity of the acquisition, DXC recorded the assets acquired and liabilities assumed at their preliminary fair values. The preliminary purchase price allocation is subject to change as DXC completes its analysis of the fair value at the date of the acquisition.

As of June 30, 2019, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables; other current assets; property and equipment; intangible assets; other assets; deferred income taxes, net and other income tax liabilities; deferred revenue and advanced contract payments; accounts payable and accrued liabilities; other liabilities; loss contracts; non-controlling interest; and goodwill.

Current assets and liabilities

For the preliminary fair value estimates reported in first quarter of Fiscal 2020, the Company valued current assets and liabilities using existing carrying values as an estimate for the approximate fair value of those items at the acquisition date.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Property and equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$14
Computers and related equipment	12
Furniture and other equipment	11
Total	$37

Based on the nature of the assets, the Company determined that the net book value represents the preliminary fair value of the property and equipment.

Identified intangible assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer related intangibles	$542	6 to 11 years
Developed technology	75	7
Third-party purchased software	11	2 to 10 years
Total	$628

Developed technology and third-party purchased software are included in the software category in Note 10 -"Intangible Assets".

The Company performed an industry benchmarking analysis based on recent and relevant transactions and identified the percentage of the total consideration that should be allocated to the identified intangible assets categories and calculated the preliminary estimated value. The Company determined that the net book value of the purchased software represents the preliminary fair value.

Deferred tax liabilities

The Company preliminarily valued deferred tax liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

Unaudited Results

Since the acquisition date, Luxoft had revenues and net income of $45 million and $4 million, respectively.

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

The purchase price allocation for the MMS acquisition is preliminary and subject to revision as additional information related to the fair value of contract assets and liabilities becomes available. The preliminary purchase price allocation was based upon the current determination of fair values at the date of acquisition as follows: $91 million to current assets, $112 million to intangible assets other than goodwill, $11 million to other assets, $51 million to current liabilities, $22 million to other liabilities and $92 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The intangible assets acquired include customer relationships and developed technology which have a 13-year weighted average estimated useful life.

Other Acquisitions

In addition to the MMS acquisition, DXC completed seven acquisitions to complement the Company's Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. The acquired businesses are included in the results for the GBS segment. The purchase consideration of $232 million includes contingent consideration with an estimated fair value of $41 million. For acquisitions within the measurement period, the Company's purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The purchase price is allocated to assets acquired and liabilities assumed based upon determination of fair values at the dates of acquisition as follows: $74 million to current assets, $71 million to intangible assets other than goodwill, $9 million to other non-current assets, $63 million to current liabilities and $141 million to goodwill. The goodwill is associated with the Company's GBS segment, some of which is tax deductible.

Note 4 - Divestitures

Separation of USPS

During fiscal 2019, the Company completed the USPS Separation and Mergers to form Perspecta, an independent public company.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

J. Michael Lawrie serves as DXC's Chairman and Chief Executive Officer and Paul N. Saleh serves as DXC's Chief Financial Officer. Effective as of the Separation, Mr. Lawrie also serves as Chairman of Perspecta and Mr. Saleh also serves as a Director of Perspecta. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial for the three months ended June 30, 2019 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of June 30, 2019.

The following is a summary of the operating results for USPS which have been reflected within income from discontinued operations, net of tax:

Three Months Ended
(in millions)	June 30, 2018
Revenue	$431

Costs of services	311
Selling, general and administrative	50
Depreciation and amortization	33
Restructuring costs	1
Interest expense	8
Other income, net	(25)
Total costs and expenses	378
Total income from discontinued operations, before income taxes	53
Income tax expense	18
Total income from discontinued operations	$35

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

Three Months Ended
(in millions)	June 30, 2018
Depreciation	$16
Amortization	$17
Capital expenditures	$(47)
Significant operating non-cash items:
Gain on dispositions	$24

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2019	June 30, 2018
Net income attributable to DXC common shareholders:
From continuing operations	$163	$224
From discontinued operations	$—	$35

Common share information:
Weighted average common shares outstanding for basic EPS	267.00	284.44
Dilutive effect of stock options and equity awards	1.97	4.86
Weighted average common shares outstanding for diluted EPS	268.97	289.30

Earnings per share:
Basic
Continuing operations	$0.61	$0.79
Discontinued operations	$—	$0.12
Total	$0.61	$0.91

Diluted
Continuing operations	$0.61	$0.78
Discontinued operations	$—	$0.12
Total	$0.61	$0.90

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
Stock Options	4,824	—
RSUs	589,569	54,961

During the first quarter of fiscal 2020, the Company entered into an accelerated share repurchase ("ASR") arrangement, with a maturity date in the second quarter of fiscal 2020. See Note 17 - "Stockholders' Equity". The Company evaluated the ASR arrangement for its potential impact on EPS, and excluded 81,292 shares because their effect would have been anti-dilutive.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 6 - Sale of Receivables

Receivables Securitization Facility

The Company has a $600 million accounts receivable securitization facility (as amended or supplemented to date, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell billed and unbilled accounts receivable to DXC Receivables LLC ("DXC Receivables"), a wholly owned bankruptcy-remote entity. DXC Receivables subsequently sells the purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DXC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP are classified as cash flows from investing activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2019, the total availability under the Receivables Facility was approximately $431 million and the drawn amount was $414 million. As of June 30, 2019, the Company recorded a $17 million receivable within receivables, net because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability. The Receivables Facility terminates on August 21, 2019, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of and for the Three Months Ended June 30, 2019	As of and for the Three Months Ended June 30, 2018
Beginning balance	$574	$233
Transfers of receivables	1,214	540
Collections	(1,265)	(522)
Change in funding availability	2	(15)
Fair value adjustment	—	(29)
Ending balance	$525	$207

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 7 - Leases

The Company has operating and finance leases for data centers, corporate offices, retail stores and certain equipment. Our leases have remaining lease terms of 1 to 13 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 to 3 years.

The components of lease expense were as follows:

(in millions)	Three Months ended June 30, 2019
Operating lease cost	$176
Short-term lease cost	10
Variable lease cost	15
Sublease income	(9)
Total operating costs	$192

Finance lease cost:
Amortization of right-of-use assets	$109
Interest on lease liabilities	17
Total finance lease cost	$126

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 19 - "Cash Flows."

(in millions)	Three Months ended June 30, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$174
Operating cash flows from finance leases	$17
Financing cash flows from finance leases	$145

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2019
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,591
ROU finance lease assets	Property and Equipment, net	1,424
Total		$3,015

Liabilities:
Current
Operating lease	Current operating lease liabilities	$586
Finance lease	Short-term debt and current maturities of long-term debt	478
Total		$1,064

Non-current
Operating lease	Non-current operating lease liabilities	$1,129
Finance lease	Long-term debt, net of current maturities	738
Total		$1,867

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

Weighted Average remaining lease term:	Years
Operating leases	4.4
Finance leases	2.9

Weighted average remaining discount rate:	Rate
Operating leases	2.8%
Finance leases	5.2%

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of June 30, 2019:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2020	$310	$124	$427
2021	367	92	387
2022	287	30	281
2023	207	5	150
2024	157	1	47
Thereafter	281	—	1
Total lease payments	1,609	252	1,293
Less: imputed interest	(139)	(7)	(77)
Total payments	$1,470	$245	$1,216

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Prior to fiscal 2020, disclosure under ASC 840 required minimum fixed rentals under operating leases that have initial or remaining terms in excess of one year at March 31, 2019, was as follows:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment
2020	$409	$248
2021	288	119
2022	203	27
2023	159	4
2024	124	1
Thereafter	274	—
Minimum fixed rentals	1,457	399
Less: sublease rental income	(149)	—
Total rental payments	$1,308	$399

Prior to fiscal 2020, disclosure under ASC 840 required future minimum lease payments to be made under finance leases as of March 31, 2019, was as follows:

Fiscal year
(in millions)	Finance leases
2020	$509
2021	310
2022	212
2023	128
2024	36
Thereafter	—
Total minimum lease payments	1,195
Less: Amount representing interest and executory costs	(68)
Present value of net minimum lease payments	$1,127

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 8 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 9 - "Derivative and Hedging Activities" for information about the fair value of the Company's derivative assets and liabilities. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	June 30, 2019
Money market funds and money market deposit accounts	$7	$7	$—	$—
Time deposits(1)	153	153	—	—
Other debt securities(2)	55	—	51	4
Deferred purchase price receivable	525	—	—	525
Total assets	$740	$160	$51	$529

Liabilities:
Contingent consideration	$45	$—	$—	$45
Total liabilities	$45	$—	$—	$45

	March 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	194	194	—	—
Other debt securities(2)	53	—	49	4
Deferred purchase price receivable	574	—	—	574
Total assets	$827	$200	$49	$578

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $39 million and $38 million, and unrealized gains of $12 million and $11 million, as of June 30, 2019 and March 31, 2019, respectively.

The fair value of money market funds, money market deposit accounts, and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. Fair value of the DPP, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance and other considerations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding finance lease liabilities, was $7.6 billion and $5.6 billion as of June 30, 2019 and March 31, 2019, respectively, as compared with carrying value of $7.5 billion and $5.6 billion as of June 30, 2019 and March 31, 2019, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

Note 9 - Derivative and Hedging Activities

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, British Pounds and Euro denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2019 and March 31, 2019 was $463 million and $277 million, respectively. As of June 30, 2019, the related forecasted transactions extend through June 2020.

For the three months ended June 30, 2019 and June 30, 2018, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2019 and June 30, 2018, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2019, $6 million of the existing amount of gains related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

During fiscal 2019, the Company designated certain foreign currency forward contracts as net investment hedges. These contracts were de-designated and settled during the three months ended June 30, 2019, and as of June 30, 2019, there were none outstanding. As of June 30, 2018, there were no foreign currency forward contracts designated as net investment hedges.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The pre-tax impact of gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income was $(10) million and in income from continuing operations was $2 million for the three months ended June 30, 2019.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of June 30, 2019 and March 31, 2019 was $2.5 billion and $2.5 billion, respectively.

The following table presents the pretax amounts impacting income related to foreign currency forward contracts:

		For the Three Months Ended
(in millions)	Statement of Operations Line Item	June 30, 2019	June 30, 2018
Foreign currency forward contracts	Other expense (income), net	$19	$32

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	7	38
Total fair value of derivatives designated for hedge accounting		$7	$38

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$2	$5
Total fair value of derivatives not designated for hedge accounting		$2	$5

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1	$4
Total fair value of derivatives designated for hedge accounting:		$1	$4

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2	$9
Total fair value of derivatives not designated for hedge accounting		$2	$9

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2019, there were seven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $6 million.

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

Non-Derivative Financial Instruments Designated for Hedge Accounting

The Company applies hedge accounting for foreign currency-denominated debt used to manage foreign currency exposures on its net investments in certain non-U.S. operations. To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged.

Net Investment Hedges

DXC seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations with foreign currency-denominated debt. For foreign currency denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive (loss) income when such net investments are sold or substantially liquidated.

DXC had designated $1.7 billion as of June 30, 2019 and $0 billion as of March 31, 2019 of foreign currency-denominated debt, as hedges of net investments in non-U.S. subsidiaries. The pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $(10) million for the three months ended June 30, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,114	$2,358	$1,756
Customer related intangible assets	5,909	1,254	4,655
Other intangible assets	83	26	57
Total intangible assets	$10,106	$3,638	$6,468

	As of March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,864	$2,235	$1,629
Customer related intangible assets	5,389	1,139	4,250
Other intangible assets	85	25	60
Total intangible assets	$9,338	$3,399	$5,939

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Intangible asset amortization	$236	$226
Transition and transformation contract cost amortization(1)	67	56
Total amortization expense	$303	$282

(1)	Included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of June 30, 2019 is as follows:

Fiscal Year	(in millions)
Remainder of 2020	$950
2021	$963
2022	$864
2023	$771
2024	$697

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2019.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2019, net	$4,599	$3,007	$7,606
Acquisitions	1,215	—	1,215
Foreign currency translation	(9)	(6)	(15)
Balance as of June 30, 2019, net	$5,805	$3,001	$8,806

The additions to goodwill were due to the acquisitions described in Note 3 - "Acquisitions". The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.10)% - 2.76%(2)	2020	$704	$694
Current maturities of long-term debt	Various	2020 - 2021	329	766
Current maturities of finance lease liabilities	1.10% - 11.70%	2020 - 2021	478	482
Short-term debt and current maturities of long-term debt			$1,511	$1,942

Long-term debt, net of current maturities
AUD term loan	2.29% - 2.66%(3)	2021	561	567
GBP term loan	1.60% - 1.63%(4)	2022	571	583
EUR term loan	0.65%(5)	2022	852	—
EUR term loan	0.80%(6)	2023	852	—
USD term loan	3.67%(7)	2025	498	—
$500 million Senior notes	2.88%	2020	—	502
$500 million Senior notes	3.47% - 3.69%(8)	2021	498	498
$274 million Senior notes	4.45%	2023	277	277
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	506	506
£250 million Senior notes	2.75%	2025	315	322
€650 million Senior notes	1.75%	2026	735	725
$500 million Senior notes	4.75%	2028	508	508
$234 million Senior notes	7.45%	2030	273	273
Lease credit facility	3.44% - 3.50%	2020 - 2023	21	25
Finance lease liabilities	1.10% - 11.70%	2020 - 2025	1,216	1,127
Borrowings for assets acquired under long-term financing	1.76% - 4.50%	2020 - 2025	707	462
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	62
Other borrowings	0.50% - 7.40%	2020 - 2022	76	109
Long-term debt			8,700	6,718
Less: current maturities			807	1,248
Long-term debt, net of current maturities			$7,893	$5,470

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in U.S. dollars.

(2)	Approximate weighted average interest rate.
(3) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(4) Three-month LIBOR rate plus 0.80%.
(5) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.40% and 0.9%, based on published credit ratings of DXC.
(6) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.
(7) At DXC's option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 1.00% and 1.50%, based on published credit ratings of DXC or the Base Rate plus a margin between 0.00% and 0.50%, based on published credit ratings of DXC.
(8) Three-month LIBOR plus 0.95%.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Term Loans

Interest on the Company's terms loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the $500 million Senior Notes due 2021 which is payable quarterly in arrears, and interest on the £250 million Senior notes due 2025 and the €650 million Senior Notes due 2026 which are payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Note 13 - Revenue

Revenue Recognition

The following table presents our revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
United States	$1,851	$1,887
United Kingdom	715	800
Australia	373	454
Other Europe	1,230	1,347
Other International	721	794
Total Revenues	$4,890	$5,282

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of June 30, 2019, approximately $28.0 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 34% of these remaining performance obligations in fiscal 2020, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	June 30, 2019	March 31, 2019
Trade receivables, net	$3,445	$3,232
Contract assets	$437	$390
Contract liabilities	$1,918	$1,886

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Balance, beginning of period	$1,886	$2,053
Deferred revenue	770	603
Recognition of deferred revenue	(717)	(642)
Currency translation adjustment	(5)	(118)
Other	(16)	(15)
Balance, end of period	$1,918	$1,881

The following table provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	June 30, 2019	June 30, 2018
Capitalized sales commission cost (1)	$240	$165
Transition and transformation contract costs, net (2)	$958	$758

(1) Capitalized sales commission costs are included within other assets in the accompanying balance sheets. Amortization expense of $17 million and $14 million for the three months ended June 30, 2019 and June 30, 2018, respectively, related to the capitalized sales commission assets, is included in selling, general, and administrative expenses in the accompanying statements of operations.
(2) Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract and is included in other assets in the accompanying balance sheets. Amortization expense for the three months ended June 30, 2019 and June 30, 2018 were $67 million and $56 million, respectively, and are included within depreciation and amortization in the accompanying statements of operations.

Note 14 - Restructuring Costs

The Company recorded restructuring costs of $142 million and $185 million, net of reversals, for the three months ended June 30, 2019 and June 30, 2018, respectively. The costs recorded during the three months ended June 30, 2019 were largely a result of the Fiscal 2020 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	June 30, 2019
Accrued expenses and other current liabilities	$284
Other long-term liabilities	43
Total	$327

Summary of Restructuring Plans

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $508 million, comprising $364 million in employee severance and $144 million of facilities costs.

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan").The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $772 million, comprising $585 million in employee severance and $187 million of facilities costs.

Other Prior Year Plans

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Costs incurred to date under the Fiscal 2017 Plan total $214 million, comprising $205 million in employee severance and $9 million of facilities costs.

Other prior year plans also include the Fiscal 2016 Plan and Fiscal 2015 Plan. As of June 30, 2019, activities under these plans are substantially complete.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Acquired Restructuring Liabilities

As a result of the HPES Merger, DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2019	Adoption of ASC 842(1)	Costs Expensed, Net of Reversals(2)	Costs Not Affecting Restructuring Liability(3)	Cash Paid	Other(4)	Restructuring Liability as of June 30, 2019
Fiscal 2020 Plan
Workforce Reductions	$—	$—	$148	$(10)	$(28)	$2	$112
Facilities Costs	—	—	5	(5)		—	—
Total	$—	$—	$153	$(15)	$(28)	$2	$112

Fiscal 2019 Plan
Workforce Reductions	$138	$—	$1	$1	$(43)	$(1)	$96
Facilities Costs	68	(53)	—	—	(4)	1	12
Total	$206	$(53)	$1	$1	$(47)	$—	$108

Fiscal 2018 Plan
Workforce Reductions	$59	$—	$(9)	$—	$(11)	$(2)	$37
Facilities Costs	35	(36)	(1)	—	(2)	4	—
Total	$94	$(36)	$(10)	$—	$(13)	$2	$37

Other Prior Year Plans
Workforce Reductions	$9	$—	$(2)	$—	$(1)	$(2)	$4
Facilities Costs	1	(1)	—	—	—	—	—
Total	$10	$(1)	$(2)	$—	$(1)	$(2)	$4

Acquired Liabilities
Workforce Reductions	$51	$—	$—	$—	$(3)	$1	$49
Facilities Costs	$18	—	—	—		(1)	17
Total	$69	$—	$—	$—	$(3)	$—	$66

(1) Represents restructuring liability recorded as an offset to right-of-use assets upon the adoption of ASC 842.
(2) Costs expensed, net of reversals include $4 million, $11 million, and $2 million of costs reversed from the Fiscal 2019 Plan, Fiscal 2018 Plan and Other Prior Year Plans, respectively.
(3) Pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(4)Foreign currency translation adjustments.

Note 15 - Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit ("OPEB") plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company's pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The Company contributed $10 million to the defined benefit pension and other post-retirement benefit plans during the three months ended June 30, 2019. The Company expects to contribute an additional $71 million during the remainder of fiscal 2020, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

As additional contractual termination benefits for certain employees are part of the restructuring plans (see Note 14 - "Restructuring Costs"), the Company accrued $11 million for fiscal 2020. This amount is reflected in the projected benefit obligation and in the net periodic pension cost.

The components of net periodic pension expense were:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Service cost	$23	$23
Interest cost	60	65
Expected return on assets	(161)	(149)
Amortization of prior service costs	(2)	(1)
Contractual termination benefit	11	—
Curtailment gain	—	(1)
Net periodic pension income	$(69)	$(63)

The service cost component of net periodic pension income is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Three Months Ended
	June 30, 2019	June 30, 2018
Discount or settlement rates	2.4%	2.3%
Expected long-term rates of return on assets	5.8%	5.3%
Rates of increase in compensation levels	2.0%	2.1%

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $54 million as of June 30, 2019 and $59 million as of March 31, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 16 - Income Taxes

The Company's effective tax rate from continuing operations ("ETR") was 18.4% and 35.8% for the three months ended June 30, 2019 and June 30, 2018, respectively. For the three months ended June 30, 2019, the primary drivers of the ETR were the global mix of income and the reduction of our estimated fiscal 2019 base erosion anti-avoidance tax ("BEAT") for the October 31, 2019 tax year due to electing out of additional first year bonus depreciation. For the three months ended June 30, 2018, the primary drivers of the ETR were the global mix of income, offset by the impact of transition tax and the new global intangible low taxed income tax ("GILTI") on certain non-U.S. earnings due to U.S. tax reform and an increase in our state valuation allowances on separate company state return deferred tax assets of legacy CSC due to the spin-off of our USPS business.

The tax expense associated with discontinued operations for the three months ended June 30, 2019 was $0 million as compared to $18 million during the same periods of the prior fiscal year. The primary driver of the variance in the tax expense for the three months ended June 30, 2019 and June 30, 2018 was the difference in income before tax for the respective periods.

As the result of the issuance of new U.S. Treasury regulations in the first quarter of fiscal 2020, the Company changed its permanent reinvestment assertion with respect to certain foreign corporations, reducing the amount that will ultimately be repatriated to the U.S. by approximately $506 million. With the exception of this change, our prior permanent reinvestment assertion, that we will repatriate all current and accumulated earnings for all non-U.S. subsidiaries other than India, continues to apply. We do not believe this assertion change will have an adverse effect on the Company as U.S. cash needs will be satisfied from other sources of non-U.S. earnings.

In connection with the Separation of USPS, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the Separation of USPS. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company is also liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement with Perspecta, the Company recorded a tax indemnification receivable from Perspecta of $95 million and a tax indemnification payable to Perspecta of $69 million related to income tax and other tax liabilities. As a result of the HPES Merger, the Company continues to have a net receivable of $16 million from HPE, comprised of a $101 million tax indemnification receivable related to tax payables, a $49 million tax indemnification receivable related to uncertain tax positions (net of related deferred tax benefits), and $134 million of tax indemnification payable related to other tax receivables.

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

In addition, during the first quarter of fiscal 2018, the Company received a Revenue Agent’s Report with proposed adjustments to CSC's fiscal 2011 through 2013 federal returns. The Company has filed a protest of certain of these adjustments to the IRS Office of Appeals. In the first quarter of fiscal 2020, we filed for competent authority relief relating to certain transfer pricing adjustments. The Company has agreed to extend the statute of limitations associated with this audit through March 31, 2020. The IRS is also examining CSC's fiscal 2014 through 2017 federal income tax returns. The Company has received several proposed adjustments for this cycle in the first quarter of fiscal 2020 and expects to receive a Revenue Agent's Report in the second quarter of fiscal 2020. The Company continues to believe that its tax positions are more-likely-than-not sustainable and that the Company will ultimately prevail. The company has agreed to extend the statute of limitations for the fiscal 2014 through fiscal 2016 tax years through March 31, 2020. The Company expects to reach a resolution for all years no earlier than the second quarter of fiscal 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued for unrecognized tax benefits. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $2 million to $6 million, excluding interest, penalties and tax carry-forwards.

Note 17 - Stockholders' Equity

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

As part of the share repurchase program, on June 13, 2019, DXC entered into an ASR agreement with a third-party financial institution. On June 26, 2019, DXC paid a third-party financial institution $200 million and received an initial settlement of 1,849,194 shares of common stock for $100 million at a weighted average price of $54.08 per share. The remaining $100 million prepayment is expected to be settled in August 2019.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

Fiscal Year	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
First Quarter Fiscal 2020
Open market purchases	5,510,415	$54.44	$300
ASR	1,849,194	54.08	100
Total	7,359,609	$54.35	$400
First Quarter Fiscal 2019
Open market purchases	3,779,194	$85.86	$324
Total	3,779,194	$85.86	$324

Accumulated other comprehensive income (loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive income (loss)	(111)	6	1	—	(104)
Amounts reclassified from accumulated other comprehensive income	—	(2)	—	(1)	(3)
Balance at June 30, 2019	$(628)	$1	$10	$266	$(351)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(342)	(32)	(1)	—	(375)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	(1)	5
Balance at June 30, 2018	$(597)	$(23)	$8	$300	$(312)

Note 18 - Stock Incentive Plans

Equity Plans

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 4,900 shares purchased under this plan during the three months ended June 30, 2019.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of June 30, 2019
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	19,847,710
DXC Director Equity Plan	230,000	98,451
DXC Share Purchase Plan	250,000	230,489
Total	34,680,000	20,176,650

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(210,885)	$31.82		$6
Canceled/Forfeited	(618)	$48.60
Expired	(1,051)	$31.99
Outstanding as of June 30, 2019	2,106,214	$30.25	4.82	$52
Vested and expected to vest in the future as of June 30, 2019	2,105,979	$30.25	4.82	$52
Exercisable as of June 30, 2019	2,102,270	$30.20	4.81	$52

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2019	2,809,775	$67.27	75,750	$46.31
Granted	2,103,678	$50.35	3,200	$77.62
Settled	(644,601)	$48.92	—	$—
Canceled/Forfeited	(114,098)	$65.14	—	$—
Outstanding as of June 30, 2019	4,154,754	$61.61	78,950	$47.58

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Total share-based compensation cost	$18	$22
Related income tax benefit	$4	$3
Total intrinsic value of options exercised	$6	$10
Tax benefits from exercised stock options and awards	$9	$5

As of June 30, 2019, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was less than $1 million and $184 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.24 years.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 19 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Cash paid for:
Interest	$91	$68
Taxes on income, net of refunds (1)	$43	$73

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$(22)	$—
Prepaid assets acquired under long-term financing	$30	$—
Investing:
Capital expenditures in accounts payable and accrued expenses	$13	$44
Capital expenditures through finance lease obligations	$253	$191
Assets acquired under long-term financing	$235	$56
Increase in deferred purchase price receivable	$321	$141
Financing:
Dividends declared but not yet paid	$57	$55

(1) Income tax refunds were $13 million and $74 million for the three months ended June 30, 2019 and June 30, 2018, respectively.
(2) Net of $87 million change in lease classification from operating to finance lease.

Note 20 - Segment Information

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2019
Revenues	$2,159	$2,731	$4,890	$—	$4,890
Segment profit	$366	$340	$706	$(54)	$652
Depreciation and amortization(1)	$29	$275	$304	$28	$332

Three Months Ended June 30, 2018
Revenues	$2,213	$3,069	$5,282	$—	$5,282
Segment profit	$403	$474	$877	$(74)	$803
Depreciation and amortization(1)	$20	$281	$301	$35	$336

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $138 million and $135 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

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

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Profit
Total profit for reportable segments	$706	$877
All other loss	(54)	(74)
Interest income	30	32
Interest expense	(91)	(85)
Restructuring costs	(142)	(185)
Transaction, separation and integration-related costs	(105)	(70)
Amortization of acquired intangible assets	(138)	(135)
Income from continuing operations before income taxes	$206	$360

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of June 30, 2019 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2020	$1,671
2021	1,126
2022	544
2023	435
2024	267
Thereafter	25
Total	$4,068

(1) A significant portion of the minimum purchase commitments for fiscal 2020 relate to the amounts committed under the HPE preferred vendor agreements.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 30, 2019:

(in millions)	Fiscal 2020	Fiscal 2021	Fiscal 2022 and Thereafter	Totals
Surety bonds	$170	$185	$150	$505
Letters of credit	175	29	379	583
Stand-by letters of credit	68	95	20	183
Totals	$413	$309	$549	$1,271

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Contingencies

Vincent Forcier v. Computer Sciences Corporation and The City of New York: On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively, against CSC and The City of New York, based on a qui tam complaint originally filed under seal in 2012 by Vincent Forcier, a former employee of CSC. The complaints allege that from 2008 to 2012 New York City and CSC, in its role as fiscal agent for New York City’s Early Intervention Program ("EIP"), violated the federal and state False Claims Acts and various common law standards by allegedly orchestrating a billing fraud against Medicaid through the misapplication of default billing codes and the failure to exhaust private insurance coverage before submitting claims to Medicaid. The lawsuits seek treble statutory damages, other civil penalties and attorneys’ fees and costs.

In June 2016, the Court dismissed Forcier’s amended complaint in its entirety. With regard to the complaints-in-intervention, the Court dismissed the federal claims alleging misuse of default diagnosis codes when the provider had entered an invalid code, and the state claims alleging failure to reimburse Medicaid when claims were subsequently paid by private insurance. The Court allowed the remaining claims to proceed. In September 2016, the United States and the State of New York each filed amended complaints-in-intervention, asserting additional claims that the compensation provisions of CSC’s contract with New York City rendered it ineligible to serve as a billing agent under state law.

CSC filed motions to dismiss and in August 2017, the Court granted in part and denied in part CSC's motions. In January 2018, CSC asserted a counterclaim against the State of New York on a theory of contribution and indemnification. The court denied the State's motion to dismiss CSC's counterclaim with respect to liability for claims not arising under the Federal False Claims Act. The Parties participated in a non-binding mediation in November 2017, but no settlement has been reached to date. Discovery has now commenced. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

Strauch Fair Labor Standards Act Collective Action: On July 1, 2014, several plaintiffs filed an action in the U.S. District Court for the District of Connecticut on behalf of themselves and a putative nationwide collective of CSC system administrators, alleging CSC’s failure to properly classify these employees as non-exempt under the federal Fair Labor Standards Act ("FLSA"). Plaintiffs alleged similar state-law Rule 23 class claims pursuant to Connecticut and California statutes. Plaintiffs claimed double overtime damages, liquidated damages, and other amounts and remedies.

In 2015 the Court entered an order granting conditional certification under the FLSA of the collective of over 4,000 system administrators. Approximately 1,000 system administrators filed consents with the Court to participate in the FLSA collective. The class/collective action is currently made up of approximately 800 individuals who held the title of associate professional or professional system administrator.

In June 2017, the Court granted Rule 23 certification of a Connecticut state-law class and a California state-law class consisting of professional system administrators and associate professional system administrators. Senior professional system administrators were found not to qualify for Rule 23 certification under the state-law claims. CSC sought permission to appeal the Rule 23 decision to the Second Circuit Court of Appeals, which was denied.

In December 2017, a jury trial was held and a verdict was returned in favor of plaintiffs. On August 6, 2019, the Court issued an order awarding plaintiffs $18.75 million in damages. The Company disagrees with the jury verdict and the damages award and intends to appeal the judgment of the Court.

Computer Sciences Corporation v. Eric Pulier, et al.: On May 12, 2015, CSC filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier, the former CEO of Service Mesh Inc. ("SMI"), which CSC had acquired in November 2013. The complaint asserted claims for fraud, breach of contract and breach of fiduciary duty, based on allegations that Mr. Pulier had engaged in fraudulent transactions with two employees of the Commonwealth Bank of Australia Ltd. (“CBA”). The Court dismissed CSC’s claim for breach of the implied covenant of good faith, but allowed substantially all of the remaining claims to proceed. Mr. Pulier asserted counter-claims for breach of contract, fraud, negligent representation, rescission, and violations of the California Blue Sky securities law, all of which the Court dismissed in whole or in part, except for claims for breach of Mr. Pulier’s retention agreement.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In July 2017, the Court granted a motion by the United States for a 90-day stay of discovery pending the completion of a criminal investigation by the U.S. Attorney’s Office for the Central District of California. In September 2017, a federal grand jury returned an indictment against Mr. Pulier, charging him with conspiracy, securities and wire fraud, obstruction of justice, and other violations of federal law (United States v. Eric Pulier, CR 17-599-AB). The Government sought an extension of the stay which the Delaware Chancery Court granted.

In December 2018, the Government filed an application to dismiss the indictment against Mr. Pulier, which was granted, and the indictment was dismissed with prejudice. In March 2019, the Delaware Chancery Court lifted the stay and denied CSC’s motion for a temporary restraining order and preliminary injunction with respect to certain of Mr. Pulier’s assets. The Court has set a trial date of April 20, 2020. Discovery is ongoing.

In February 2016, Mr. Pulier filed a complaint in Delaware Chancery Court seeking advancement of his legal fees and costs in the civil and criminal actions, pursuant to the terms of his agreements with SMI. The Court ruled that CSC Agility Platform - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the civil and criminal actions. Pursuant to agreements with SMI, Mr. Pulier is obligated to repay all amounts advanced to him if it should ultimately be determined that he is not entitled to indemnification.

Kemper Corporate Services, Inc. v. Computer Sciences Corporation: In October 2015, Kemper Corporate Services, Inc. (“Kemper”) filed a demand for arbitration against CSC with the American Arbitration Association (“AAA”), alleging that CSC breached the terms of a 2009 Master Software License and Services Agreement and related Work Orders (the “Agreement”) by failing to complete a software translation and implementation plan by certain contractual deadlines. Kemper claimed breach of contract, seeking approximately $100 million in damages. CSC answered the demand for arbitration denying Kemper’s claims and asserting a counterclaim for unpaid invoices for services rendered by CSC.

A single arbitrator conducted an evidentiary hearing on the merits of the claims and counterclaims in April 2017. In October 2017, the arbitrator issued a partial final award, finding for Kemper on its breach of contract theory, awarding Kemper $84.2 million in compensatory damages plus prejudgment interest, denying Kemper’s claim for rescission as moot, and denying CSC’s counterclaim. Kemper moved to confirm the award in federal district court in Texas.

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC's vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. The matter has been fully briefed, and oral argument has been scheduled for September 5, 2019.

The Company disagrees with the decision of the arbitrator and intends to continue to defend itself vigorously. The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise:  On August 18, 2016, this purported class and collective action was filed in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code. Former business units of HPE now owned by the Company may be proportionately liable for any recovery by plaintiffs in this matter.

Plaintiffs seek to certify a nationwide class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a work force reduction (“WFR”) plan and who were 40 years of age or older at the time of termination. The class seeks to cover those impacted by WFRs on or after December 2014. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years of age or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after August 18, 2012.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In January 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed release agreements as part of their WFR packages. In September 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. The Court has stayed the entire action pending arbitration for these individuals, and administratively closed the case.

A mediation was held in October 2018 with the 16 named and opt-in plaintiffs who were involved in the case at that time. A settlement was reached, which included seven plaintiffs who were employed by former business units of HPE that are now owned by the Company. In June 2019, a second mediation was held with 145 additional opt-in plaintiffs who were compelled to arbitration pursuant to their release agreements. No agreement was reached, but settlement negotiations are ongoing.

Former business units of the Company now owned by Perspecta may be proportionately liable for any recovery by plaintiffs in this matter.

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties are scheduled to submit briefs in the appellate case between July and September 2019.

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company has moved to dismiss the claims in their entirety. On July 26, 2019, the court heard oral argument on the Company’s motion to dismiss, and a decision is now pending.

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

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company has substantially completed its internal investigation and plans to provide supplemental information to OFAC in August 2019.

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

•	the ability to realize the synergies and benefits expected to result from the HPES Merger within the anticipated time frame or in the anticipated amounts;

•	other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;

•	risks relating to the Luxoft Acquisition and the ability to achieve the expected results therefrom;

•	the U.S. Public Sector business ("USPS") Separation and Mergers (defined below) could result in substantial tax liability to DXC and our stockholders;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	the risk of liability or damage to our reputation resulting from security breaches or disclosure of sensitive data or failure to comply with data protection laws and regulations;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes; and

•	the other factors described in Part I Item 1A "Risk Factors" of our annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2020 and our financial condition as of June 30, 2019. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2020 and fiscal 2019.

Background

DXC Technology, a world leading independent, end-to-end IT services company, manages and modernizes mission-critical systems, integrating them with new digital solutions to produce better business outcomes. The Company’s global reach and talent, innovation platforms, technology independence and extensive partner network enable more than 6,000 private and public-sector clients in 70 countries to thrive on change.

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

Results of Operations

The following table sets forth certain financial data for the first quarters of fiscal 2020 and fiscal 2019:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2019	June 30, 2018

Revenues	$4,890	$5,282

Income from continuing operations, before taxes	206	360
Income tax expense	38	129
Income from continuing operations	168	231
Income from discontinued operations, net of taxes	—	35
Net income	$168	$266

Diluted earnings per share:
Continuing operations	$0.61	$0.78
Discontinued operations	$—	$0.12

Fiscal 2020 Highlights

Financial highlights for first quarter of fiscal 2020 include the following:

•	Revenues for the first quarter of fiscal 2020 were $4.9 billion, a decrease of 7% as compared to the first quarter of fiscal 2019.

•
First quarter fiscal 2020 income from continuing operations and diluted EPS from continuing operations were $168 million and $0.61, respectively, including the cumulative impact of certain items of $304 million, reflecting restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets. This compares with income from continuing operations and diluted EPS from continuing operations of $231 million and $0.78, respectively, for the first quarter of fiscal 2019.

•	Our cash and cash equivalents were $1.9 billion as of June 30, 2019.

•	We used $66 million of cash to fund the operations during the first quarter of fiscal 2020, as compared to cash generated of $369 million during the first quarter of fiscal 2019.

•
We returned $451 million to shareholders in the form of common stock dividends and share repurchases during the first quarter of fiscal 2020, as compared to $375 million during the first quarter of fiscal 2019.

Revenues

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018	Change	Percentage Change
GBS	$2,159	$2,213	$(54)	(2.4)%
GIS	2,731	3,069	(338)	(11.0)%
Total Revenues	$4,890	$5,282	$(392)	(7.4)%

The decrease in revenues for the first quarter of fiscal 2020 compared with fiscal 2019 of the same period, reflects an ongoing decline in our traditional application maintenance business and legacy infrastructure services. Fiscal 2020 revenues included an unfavorable foreign currency exchange rate impact of 3.2%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

During the first quarters of fiscal 2020 and fiscal 2019, the distribution of our revenues across geographies was as follows:

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

As a global company, over 62% of our revenues for the first quarter of fiscal 2020 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency June 30, 2019	June 30, 2018	Change	Percentage Change
GBS	$2,225	$2,213	$12	0.5%
GIS	2,835	3,069	(234)	(7.6)%
Total	$5,060	$5,282	$(222)	(4.2)%

Global Business Services

GBS revenue was $2,159 million in the quarter compared to $2,213 million for the prior year. GBS revenue decreased 2.4% year-over-year, including an unfavorable foreign currency exchange rate impact of 2.9%. GBS revenues increased 0.5% year-over-year at constant currency as a result of continued growth in our Enterprise and Cloud applications business, contributions from acquisitions. This was offset by continued headwinds in our traditional application maintenance and management business.

GBS contract awards were $2.4 billion during the first quarter of fiscal 2020 as compared to $2.0 billion during the first quarter of fiscal 2019.

Global Infrastructure Services

GIS revenue was $2,731 million in the quarter compared with $3,069 million for the prior year. GIS revenues decreased 11.0% year-over-year, including an unfavorable foreign currency exchange rate impact of 3.4%. GIS revenues decreased 7.6% year-over-year at constant currency as a result of the acceleration of client savings on several large contracts as well as continued decline in our IT outsourcing services business as clients shift to cloud environments.

GIS contract awards were $1.8 billion during the first quarter of fiscal 2020, as compared to $2.6 billion during the first quarter of fiscal 2019.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,622	$3,867	74.0%	73.3%	0.7%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	507	440	10.4	8.3	2.1
Depreciation and amortization	470	471	9.6	8.9	0.7
Restructuring costs	142	185	2.9	3.5	(0.6)
Interest expense	91	85	1.9	1.6	0.3
Interest income	(30)	(32)	(0.6)	(0.6)	—
Other income, net	(118)	(94)	(2.4)	(1.8)	(0.6)
Total costs and expenses	$4,684	$4,922	95.8%	93.2%	2.6%

The 2.6% increase in costs and expenses as a percentage of revenue reflects an increase in selling, general and administrative costs as a result of acquisitions and integration activities and the timing of cost reduction initiatives which impacts cost of services.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.6 billion for the first quarter of fiscal 2020. The $0.2 billion decrease in COS as compared to the same period of the prior fiscal year, was driven by our workforce and facilities cost savings initiatives. COS as a percentage of revenue increased 0.7% due to the decline in revenue exceeding associated cost reductions in our traditional application and IT outsourcing services businesses.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $507 million for the first quarter of fiscal 2020. The $67 million increase in SG&A, as compared to the same period of the prior fiscal year reflects an increase in transaction, separation and integration-related costs. Transaction, separation and integration-related costs of $105 million were included in SG&A for the first quarter of fiscal 2020, as compared to $70 million for the comparable period of the prior fiscal year

Depreciation and Amortization

Depreciation expense decreased $22 million and amortization expense increased $21 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The net decrease in depreciation was primarily due to a $49 million benefit from a change in estimated useful lives of certain equipment described in Note 1 - "Summary of Significant Accounting Policies", offset by an increase in depreciation on assets placed into service as well as dissipation of the benefit from the conversion of assets from operating to finance leases.

The increase in amortization expense was primarily due to an increase in amortization related to transition and transformation contract costs and software as compared to the same period in the prior fiscal year.

Restructuring Costs

During the first quarter of fiscal 2020, management approved global cost savings initiatives designed to reduce operating costs by re-balancing our workforce and facilities structures. During the first quarter of fiscal 2020, restructuring costs, net of reversals, were $142 million, as compared with $185 million during the comparable period of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 14 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2020 increased $6 million over the same period in the prior fiscal year due to an increase in borrowings under our term loans, including the new term loan credit agreement discussed below under the caption "Capital Resources."

Interest income for the first quarter of fiscal 2020 did not change materially as compared to the same period in the prior fiscal year.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The $24 million increase in other income for the first quarter of fiscal 2020 as compared to the same period of the prior fiscal year was primarily due to a year-over-year increase of $22 million in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $21 million. These increases were partially offset by a $19 million decrease in other gains related to sales of non-operating assets.

Taxes

Our ETR from continuing operations was 18.4% and 35.8% for the first quarter of fiscal 2020 and 2019, respectively. For the first quarter of fiscal 2020, the primary drivers of the ETR were the global mix of income and the reduction of our estimated fiscal 2019 base erosion anti-avoidance tax ("BEAT") for the October 31, 2019 tax year due to electing out of additional first year bonus depreciation. For the first quarter of fiscal 2019, the primary drivers of the ETR were the global mix of income, offset by the impact of transition tax and the new global intangible low taxed income tax ("GILTI") on certain non-U.S. earnings due to U.S. tax reform and an increase in our state valuation allowances on separate company state return deferred tax assets of legacy CSC due to the separation of USPS.

Income from Discontinued Operations

The $35 million of income from discontinued operations reflects the net income generated by USPS during the first quarter of fiscal 2019.

Earnings Per Share

Diluted EPS from continuing operations for the first quarter of fiscal 2020 decreased $0.17 from the same period a year ago. This decrease was due to a decrease of $63 million in income from continuing operations.

Diluted EPS from continuing operations for the first quarter of fiscal 2020 includes $0.42 per share of restructuring costs, $0.31 per share of transaction, separation and integration-related costs, and $0.40 per share of amortization of acquired intangible assets.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS, constant currency revenues, net debt and net debt-to-total capitalization.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. DXC management believes these non-GAAP measures allow investors to better understand the financial performance of DXC exclusive of the impacts of corporate-wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC, as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS targets.

Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of operating performance such as the amortization of acquired intangible assets and transaction, separation and integration-related costs.

Incremental amortization of intangible assets acquired through business combinations may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangibles assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018	Change	Percentage Change
Income from continuing operations before income taxes	$206	$360	$(154)	(42.8)%
Non-GAAP income from continuing operations before income taxes	$591	$750	$(159)	(21.2)%
Net income	$168	$266	$(98)	(36.8)%
Adjusted EBIT	$652	$803	$(151)	(18.8)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Tax adjustment - reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017 for fiscal 2019.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,622	$—	$—	$—	$3,622
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	507	—	(105)	—	402
Income from continuing operations before income taxes	206	142	105	138	591
Income tax expense	38	28	22	31	119
Net income	168	114	83	107	472
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	5
Net income attributable to DXC common stockholders	$163	$114	$83	$107	$467

Effective Tax Rate	18.4%				20.1%

Basic EPS from continuing operations	$0.61	$0.43	$0.31	$0.40	$1.75
Diluted EPS from continuing operations	$0.61	$0.42	$0.31	$0.40	$1.74

Weighted average common shares outstanding for:
Basic EPS	267.00	267.00	267.00	267.00	267.00
Diluted EPS	268.97	268.97	268.97	268.97	268.97

	Three Months Ended June 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,867	$—	$—	$—	$—	$3,867
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	440	—	(70)	—	—	$370
Income from continuing operations before income taxes	360	185	70	135	—	750
Income tax expense	129	41	16	33	(33)	186
Income from continuing operations	231	144	54	102	33	564
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	266	144	54	102	33	599
Less: net income attributable to non-controlling interest, net of tax	7	—	—	—	—	7
Net income attributable to DXC common stockholders	$259	$144	$54	$102	$33	$592

Effective Tax Rate	35.8%					24.8%

Basic EPS from continuing operations	$0.79	$0.51	$0.19	$0.36	$0.12	$1.96
Diluted EPS from continuing operations	$0.78	$0.50	$0.19	$0.35	$0.11	$1.93

Weighted average common shares outstanding for:
Basic EPS	284.44	284.44	284.44	284.44	284.44	284.44
Diluted EPS	289.30	289.30	289.30	289.30	289.30	289.30

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
Net income	$168	$266
Income from discontinued operations, net of taxes	—	(35)
Income tax expense	38	129
Interest income	(30)	(32)
Interest expense	91	85
EBIT	267	413
Restructuring	142	185
Transaction, separation and integration-related costs	105	70
Amortization of acquired intangible assets	138	135
Adjusted EBIT	$652	$803

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2019, our cash and cash equivalents were $1.9 billion, of which $0.9 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") decreased to $1.9 billion from March 31, 2019 to June 30, 2019. The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018	Change
Net cash (used in) provided by operating activities	$(66)	$369	$(435)
Net cash used in investing activities	(1,822)	(180)	(1,642)
Net cash provided by (used in) financing activities	887	(300)	1,187
Effect of exchange rate changes on cash and cash equivalents	(30)	(39)	9
Net decrease in cash and cash equivalents	$(1,031)	$(150)	$(881)
Cash and cash equivalents at beginning-of-year	2,899	2,729
Cash and cash equivalents at the end-of-period	$1,868	$2,579

Net cash (used in) provided by operating activities during the first quarter of fiscal 2020 was $(66) million as compared to $369 million during the comparable period of the prior fiscal year. The year-over-year decrease of $435 million was due to a decrease in working capital movements of $497 million, a decrease in net income of $98 million, a decrease in depreciation and amortization of $35 million, and a reduction in other non-cash items of $17 million. These decreases were partially offset by a decrease in gain on dispositions of $38 million.

Net cash used in investing activities during the first quarter of fiscal 2020 was $1,822 million as compared to $180 million during the comparable period of the prior fiscal year. The increase of $1,642 million was predominately due to cash paid for acquisitions of $1,911 million in the first quarter of fiscal 2020. The increase is partially offset by additional cash collections related to deferred purchase price receivable of $234 million.

Net cash provided by (used in) financing activities during the first quarter of fiscal 2020 was $887 million as compared to $(300) million during the comparable period of the prior fiscal year. The $1,187 million increase was primarily due to additional borrowings on long-term debt of $1,715 million and a decrease in payments on long-term debt of $769 million. This was partially offset by borrowings for the USPS spin transaction of $1,114 in the prior fiscal year and additional repurchase of common stock and advance payment for accelerated share repurchase of $186 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$1,511	$1,942
Long-term debt, net of current maturities	7,893	5,470
Total debt	$9,404	$7,412

The $2.0 billion increase in total debt during the first quarter of fiscal 2020 was primarily attributed to the new term loan credit agreement in an aggregate principal of $2.2 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023. The proceeds from the new borrowing was used to finance the Luxoft acquisition. Additionally, during June 30, 2019 we repaid the $500 million Senior Notes due 2020. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2019 and June 30, 2018.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to June 30, 2019 and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. For more information on our debt, see Note 12 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	June 30, 2019	March 31, 2019
Total debt	$9,404	$7,412
Cash and cash equivalents	1,868	2,899
Net debt(1)	$7,536	$4,513

Total debt	$9,404	$7,412
Equity	11,217	11,725
Total capitalization	$20,621	$19,137

Debt-to-total capitalization	45.6%	38.7%
Net debt-to-total capitalization(1)	36.5%	23.6%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of June 30, 2019 increased as compared to March 31, 2019, due to the increase in total debt and decrease in cash and cash equivalents attributed to the Luxoft acquisition.

As of June 30, 2019, our credit ratings were as follows:

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

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2019
Cash and cash equivalents	$1,868
Available borrowings under our revolving credit facility	4,000
Total liquidity	$5,868

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. This program became effective on April 3, 2017 with no end date established. During the first quarter of fiscal 2020, we repurchased 7,359,609 shares of our common stock at an aggregate cost of $400 million. The repurchase included 1,849,194 shares under the accelerated share repurchase ("ASR") agreement at an average price of $54.08 per share. See Note 17 - "Stockholders' Equity " to the financial statements.

Dividends

During the first quarter of fiscal 2019, our Board of Directors declared aggregate cash dividends to our stockholders of $0.21 per share, or approximately $57 million. Future dividends are subject to customary board review and approval prior to declaration.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in Note 6 - "Sale of Receivables" and Note 21 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the new term loan credit agreement in an aggregate principal of $2.2 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023, and repayment of the $500 million Senior Notes due 2020 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2019. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended June 30, 2019, there were no changes to our accounting estimates from those described in our fiscal 2019 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Our exposure to market risk has not changed materially since March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2020, we adopted ASC 842 effective April 1, 2019, as described in Note 2 - “Recent Accounting Pronouncements” and Note 7 - “Leases” to the financial statements. We implemented a new lease accounting system and redesigned certain processes and controls pertaining to our lease portfolio. There were no other changes in our internal control over financial reporting during the first three months of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, the additional risks listed below, as well as risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Other than as described below, there have been no material changes in the three months ended June 30, 2019 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Risks Related to the Luxoft Acquisition

The Luxoft Acquisition may result in disruptions to relationships with customers and other business partners.

On June 14, 2019, we completed the Luxoft Acquisition. This transaction could cause disruptions in our business and the Luxoft business, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services. If we and Luxoft face difficulties in integrating our businesses, or the Luxoft business faces difficulties in its business generally, the Luxoft Acquisition may not achieve the intended results.

Further, it is possible that current or prospective employees of our business and the Luxoft business could experience uncertainty about their future roles with the combined company, which could harm our ability to attract and retain key personnel. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2019, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	$2,523,936,426
May 1, 2019 to May 31, 2019	1,729,567	$57.82	1,729,567	$2,423,936,450
June 1, 2019 to June 30, 2019	5,630,042	$53.29	5,630,042	$2,123,936,464

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

On June 13, 2019, DXC entered into an ASR agreement with a third-party financial institution, and on June 26, 2019, under the ASR agreement, the Company repurchased 1,849,194 shares of its common stock at a weighted average price of $54.08 per share. See Note 17 - "Stockholders' Equity " to the financial statements.

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
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc, (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
First Supplemental Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company’s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.3
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.5
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.6
Fifth Supplemental Indenture, dated February 7, 2018, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.7
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.8
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.14
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.15
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.16
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.17
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.18
Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.19
First Supplemental Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.20
Form of Computer Sciences Corporation’s 4.450% Senior Notes due 2022 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

10.1	Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan
10.2	Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101	Interactive Data Files
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	August 9, 2019	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer