Form 10-Q
period 2019-09-30
DXC Technology Co
filed 2019-11-12
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
       ☐ Yes  ☒   No

255,997,527 shares of common stock, par value $0.01 per share, were outstanding on October 31, 2019.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2019 and September 30, 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended September 30, 2019 and September 30, 2018 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and September 30, 2018 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2019 and September 30, 2018 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Recent Accounting Pronouncements	12
Note 3–Acquisitions	13
Note 4–Divestitures	17
Note 5–Earnings Per Share	19
Note 6–Sale of Receivables	20
Note 7–Leases	21
Note 8–Fair Value	24
Note 9–Derivative and Hedging Activities	26
Note 10–Intangible Assets	29
Note 11–Goodwill	30
Note 12–Debt	31
Note 13–Revenue	32
Note 14–Restructuring Costs	33
Note 15–Pension and Other Benefit Plans	36
Note 16–Income Taxes	37
Note 17–Stockholders' Equity	38
Note 18–Stock Incentive Plans	40
Note 19–Cash Flows	42
Note 20–Segment Information	43
Note 21–Commitments and Contingencies	46

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$4,851	$5,013	$9,741	$10,295

Costs of services (excludes depreciation and amortization and restructuring costs)	3,679	3,518	7,301	7,385
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	489	569	996	1,009
Depreciation and amortization	467	484	937	955
Goodwill impairment losses	2,887	—	2,887	—
Restructuring costs	32	157	174	342
Interest expense	104	83	195	168
Interest income	(67)	(33)	(97)	(65)
Gain on arbitration award	(632)	—	(632)	—
Other income, net	(109)	(97)	(227)	(191)
Total costs and expenses	6,850	4,681	11,534	9,603

(Loss) income from continuing operations before income taxes	(1,999)	332	(1,793)	692
Income tax expense	116	73	154	202
(Loss) income from continuing operations	(2,115)	259	(1,947)	490
Income from discontinued operations, net of taxes	—	—	—	35
Net (loss) income	(2,115)	259	(1,947)	525
Less: net income (loss) attributable to non-controlling interest, net of tax	4	(3)	9	4
Net (loss) income attributable to DXC common stockholders	$(2,119)	$262	$(1,956)	$521

(Loss) income per common share:
Basic:
Continuing operations	$(8.19)	$0.93	$(7.44)	$1.72
Discontinued operations	—	—	—	0.12
	$(8.19)	$0.93	$(7.44)	$1.84
Diluted:
Continuing operations	$(8.19)	$0.92	$(7.44)	$1.69
Discontinued operations	—	—	—	0.12
	$(8.19)	$0.92	$(7.44)	$1.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net (loss) income	$(2,115)	$259	$(1,947)	$525
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(71)	(66)	(206)	(408)
Cash flow hedges adjustments, net of tax (2)	(2)	2	2	(30)
Available-for-sale securities, net of tax (3)	1	—	2	(1)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (4)	(3)	(5)	(4)	(6)
Pension and other post-retirement benefit plans, net of tax	(3)	(5)	(4)	(6)
Other comprehensive loss, net of taxes	(75)	(69)	(206)	(445)
Comprehensive (loss) income	(2,190)	190	(2,153)	80
Less: comprehensive income (loss) attributable to non-controlling interest	6	(2)	(13)	(1)
Comprehensive (loss) income attributable to DXC common stockholders	$(2,196)	$192	$(2,140)	$81

(1) Tax expense related to foreign currency translation adjustments was $25 and $13 for the three and six months ended September 30, 2019, respectively. There was no tax expense related to foreign currency translation adjustments during the three and six months ended September 30, 2018.
(2) There was no tax benefit related to cash flow hedge adjustments during the three and six months ended September 30, 2019. Tax benefit related to cash flow hedge adjustments was $17 and $10 for the three and six months ended September 30, 2018, respectively.
(3) Tax expense related to available-for-sale securities was $0 and $1 for the three and six months ended September 30, 2019, respectively. There was no tax expense related to available-for-sale securities during the three and six months ended September 30, 2018.
(4) Tax benefit related to amortization of prior service costs was $1 and $1 for the three and six months ended September 30, 2019, respectively, and $1 and $1 for the three and six months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,880	$2,899
Receivables and contract assets, net of allowance for doubtful accounts of $60 and $60	4,611	5,181
Prepaid expenses	671	627
Other current assets	328	359
Total current assets	8,490	9,066

Intangible assets, net of accumulated amortization of $3,916 and $3,399	6,293	5,939
Operating right-of-use assets, net	1,482	—
Goodwill	5,784	7,606
Deferred income taxes, net	330	355
Property and equipment, net of accumulated depreciation of $4,182 and $3,958	3,555	3,179
Other assets	3,582	3,429
Total Assets	$29,516	$29,574

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,471	1,942
Accounts payable	1,603	1,666
Accrued payroll and related costs	684	652
Current operating lease liabilities	489	—
Accrued expenses and other current liabilities	2,943	3,355
Deferred revenue and advance contract payments	1,571	1,630
Income taxes payable	213	208
Total current liabilities	8,974	9,453

Long-term debt, net of current maturities	7,698	5,470
Non-current deferred revenue	234	256
Non-current operating lease liabilities	1,139	—
Non-current income tax liabilities and deferred tax liabilities	1,269	1,184
Other long-term liabilities	1,332	1,486
Total Liabilities	20,646	17,849

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2019 and March 31, 2019	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 257,626,331 issued as of September 30, 2019 and 270,213,891 issued as of March 31, 2019	3	3
Additional paid-in capital	10,793	11,301
(Accumulated deficit) retained earnings	(1,668)	478
Accumulated other comprehensive loss	(428)	(244)
Treasury stock, at cost, 2,018,148 and 1,788,658 shares as of September 30, 2019 and March 31, 2019	(150)	(136)
Total DXC stockholders’ equity	8,550	11,402
Non-controlling interest in subsidiaries	320	323
Total Equity	8,870	11,725
Total Liabilities and Equity	$29,516	$29,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(1,947)	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	1,002
Goodwill impairment losses	2,887	—
Operating right-of-use expense	340	—
Share-based compensation	48	41
Gain on dispositions	(4)	(65)
Unrealized foreign currency exchange gains	(50)	(12)
Other non-cash charges, net	2	(18)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	167	(483)
Decrease in operating lease liability	(340)	—
Decrease in other liabilities	(464)	(141)
Net cash provided by operating activities	1,585	849

Cash flows from investing activities:
Purchases of property and equipment	(192)	(133)
Payments for transition and transformation contract costs	(158)	(183)
Software purchased and developed	(126)	(125)
Payments for acquisitions, net of cash acquired	(1,921)	(43)
Business dispositions	—	(65)
Cash collections related to deferred purchase price receivable	371	445
Proceeds from sale of assets	40	57
Short-term investing	(75)	—
Other investing activities, net	14	(1)
Net cash used in investing activities	(2,047)	(48)

Cash flows from financing activities:
Borrowings of commercial paper	2,879	1,158
Repayments of commercial paper	(2,866)	(1,158)
Borrowings on long-term debt, net of discount	2,198	483
Principal payments on long-term debt	(519)	(2,036)
Payments on finance leases and borrowings for asset financing	(421)	(475)
Borrowings for USPS spin transaction	—	1,114
Proceeds from bond issuance	—	753
Proceeds from stock options and other common stock transactions	10	36
Taxes paid related to net share settlements of share-based compensation awards	(12)	(20)
Repurchase of common stock and advance payment for accelerated share repurchase	(650)	(447)
Dividend payments	(107)	(105)
Other financing activities, net	(32)	11
Net cash provided by (used in) financing activities	480	(686)
Effect of exchange rate changes on cash and cash equivalents	(37)	(64)
Net (decrease) increase in cash and cash equivalents	(19)	51
Cash and cash equivalents at beginning of year	2,899	2,729
Cash and cash equivalents at end of period	$2,880	$2,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2019	263,709	$3	$10,916	$494	$(351)	$(149)	$10,913	$304	$11,217
Net loss				(2,119)			(2,119)	4	(2,115)
Other comprehensive loss					(77)		(77)	2	(75)
Share-based compensation expense			31				31		31
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(6,220)		(161)	11			(150)		(150)
Stock option exercises and other common stock transactions	137		7				7		7
Dividends declared ($0.21 per share)				(54)			(54)		(54)
Non-controlling interest distributions and other				—			—	10	10
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870

	Three Months Ended September 30, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2018	282,829	$3	$11,868	$—	$(312)	$(87)	$11,472	$342	$11,814
Net income				262			262	(3)	259
Other comprehensive loss					(70)		(70)	1	(69)
Share-based compensation expense			18				18		18
Acquisition of treasury stock						(18)	(18)		(18)
Share repurchase program	(1,449)		(58)	(69)			(127)		(127)
Stock option exercises and other common stock transactions	1,139		20				20		20
Dividends declared ($0.19 per share)				(54)			(54)		(54)
Non-controlling interest distributions and other				(3)			(3)	(3)	(6)
Balance at September 30, 2018	282,519	$3	$11,848	$136	$(382)	$(105)	$11,500	$337	$11,837

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Six Months Ended September 30, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(1,956)			(1,956)	9	(1,947)
Other comprehensive loss					(184)		(184)	(22)	(206)
Share-based compensation expense			49				49		49
Acquisition of treasury stock						(14)	(14)		(14)
Share repurchase program	(13,580)		(571)	(79)			(650)		(650)
Stock option exercises and other common stock transactions	992		14				14		14
Dividends declared ($0.42 per share)				(111)			(111)		(111)
Non-controlling interest distributions and other				—			—	10	10
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870

	Six Months Ended September 30, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				521			521	4	525
Other comprehensive loss					(440)		(440)	(5)	(445)
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(20)	(20)		(20)
Share repurchase program	(5,228)		(251)	(200)			(451)		(451)
Stock option exercises and other common stock transactions	1,354		26				26		26
Dividends declared ($0.38 per share)				(109)			(109)		(109)
Non-controlling interest distributions and other							—	(12)	(12)
Divestiture of USPS			(177)	(1,491)			(1,668)		(1,668)
Balance at September 30, 2018	282,519	$3	$11,848	$136	$(382)	$(105)	$11,500	$337	$11,837

(1) 2,018,148 treasury shares as of September 30, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company"), a world leading independent, end-to-end IT services company, manages and modernizes mission-critical systems, integrating them with new digital solutions to produce better business outcomes. The Company’s global reach and talent, innovative platforms, technology independence and extensive partner network enable more than 6,000 private and public-sector clients in approximately 70 countries to thrive on change.

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

Separation of USPS

On May 31, 2018, DXC completed the separation of its U.S. Public Sector business ("USPS" or the "Separation"), and combination with Vencore Holding Corp. ("Vencore") and KeyPoint Government Solutions ("Keypoint") (the "Mergers") to form Perspecta Inc. ("Perspecta"), an independent public company (collectively, the "USPS Separation and Mergers"). Under the terms of the separation agreements, on May 31, 2018, stockholders who held DXC common stock at the close of business on May 25, 2018 (the “Record Date”), received a distribution of one share of Perspecta common stock for every two shares of DXC common stock held as of the Record Date (the "Distribution"). See Note 4 - "Divestitures" for more information.

As a result of the Separation, the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2018.

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

Leases

Effective April 1, 2019, the Company adopted ASU 2016-02, "Leases, Topic ASC 842" using the modified retrospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 7 - "Leases" for further discussion of the impact of adoption and other required disclosures. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating right-of-use ("ROU") assets, net, current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Goodwill Impairment Analysis

Effective July 1, 2019, the Company adopted ASU 2017-04, " Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" using the prospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 11 - "Goodwill" for further discussion of impact of adoption and other required disclosures. The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units as its reportable segments. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in the Company's stock price, a significant decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

The Company initially conducts an assessment of qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance and relevant entity-specific events.

If the Company determines that it is not more likely that the carrying amount for a reporting unit is less than its fair value, then subsequent quantitative goodwill impairment testing is not required. If the Company determines that it is more likely than not that the carrying amount for a reporting unit is greater than its fair value, then it proceeds with a subsequent quantitative goodwill impairment test.

The Company has the option to bypass the initial qualitative assessment stage and proceed directly to the quantitative goodwill impairment test. The quantitative goodwill impairment test compares each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, then an impairment charge is recorded in the amount of the excess.

When the Company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value assigned to each reporting unit is influenced by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

If DXC performs a quantitative goodwill impairment test for all of its reporting units in conjunction with its annual goodwill testing, it also compares the sum of all of its reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium representing the excess of the sum of the reporting units’ fair values over the market capitalization. The Company evaluates the reasonableness of the control premium by comparing it to control premiums derived from recent comparable business combinations. If the implied control premium is not supported by market data, the Company reconciles its fair value estimates of the reporting units to a market capitalization supported by relevant market data. As a result, when DXC’s stock price and thus market capitalization is low relative to the sum of the estimated fair value of its reporting units, this reconciliation can result in reductions to the estimated fair values for the reporting units.

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

In accordance with its policy, the Company reviews the estimated useful lives of its property and equipment on an ongoing basis. As a result, effective April 1, 2019, the Company changed its estimate of the useful lives of its computers and related equipment from an average of four to five years to an average of four to seven years, which better reflects the estimated periods during which these assets will remain in service. This change resulted in a $56 million and $111 million decrease to depreciation expense for the three and six months ended September 30, 2019, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 2 - Recent Accounting Pronouncements

During the six months ended September 30, 2019, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

The Company adopted this update utilizing the simplified transition method allowing the Company to not restate comparative periods and apply Topic 842 beginning on April 1, 2019. During adoption, the Company implemented changes in its systems, including the implementation of new lease accounting software, internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. The adoption resulted in following impacts.

The Company recorded increases of $1.7 billion in assets and $1.8 billion in liabilities as of April 1, 2019, due to the recording of operating right-of-use assets and operating lease liabilities for lease obligations that were historically classified as operating leases. The Company's cumulative adjustment to the opening balance of retained earnings was not material. Additionally, the update did not have a material impact on the statements of operations or statements of cash flows.

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

Refer to Note 7 - "Leases" for additional information.

February 2018 ASU 2018-02 - "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"	April 1, 2019 Retrospective
This update provides an option to reclassify stranded tax effects within accumulated other comprehensive income ("AOCI") to retained earnings in each period in which the effect (or portion thereof) of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.

The Company adopted this update and opted to not elect to reclassify any stranded tax effects within AOCI to retained earnings, and as such, the adoption of ASU 2018-02 did not have an effect on its condensed consolidated financial statements. In accordance with its accounting policy, the Company uses the portfolio approach and will release income tax effects from AOCI once the reason the tax effects were established cease to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated).

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

January 2017 ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment	July 1, 2019 Prospective
This update is intended to simplify goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment loss based on that difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment loss by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, companies that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those companies.

DXC early adopted this guidance on a prospective basis as of July 1, 2019. As a result of adopting this ASU, the Company no longer performs Step 2 while completing its goodwill impairment testing, beginning with its annual goodwill impairment testing performed during the second quarter of fiscal 2020.

DXC's impairment testing performed during the second quarter of fiscal 2020 resulted in a non-cash impairment charge of $2,887 million consisting of $2,625 million and $262 million in its GBS and GIS reporting units, respectively. See Note 11 - "Goodwill" for additional information.

The following ASUs were recently issued but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
June 2016 ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	Fiscal 2021
This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment has been recognized before the effective date.
DXC is currently evaluating its trade receivables and financial arrangements for the potential impact this update may have on its financial statements in future reporting periods.

Other recently issued ASUs effective after September 30, 2019 are not expected to have a material effect on DXC's consolidated financial statements.

Note 3 - Acquisitions

Fiscal 2020 Acquisitions

Luxoft Acquisition

On June 14, 2019, DXC completed the acquisition of Luxoft, a digital service provider whose offerings encompass strategic consulting, custom software development services, and digital solution engineering for total consideration of $2.0 billion. The acquisition will combine Luxoft’s digital engineering capabilities with DXC’s expertise in IT modernization and integration. The purchase agreement (“Merger Agreement”) was entered into by DXC and Luxoft on January 6, 2019 and the transaction was closed on June 14, 2019.

The transaction between DXC and Luxoft is an acquisition, with DXC as the acquirer and Luxoft as the acquiree, based on the fact that DXC acquired 100% of the equity interests and voting rights in Luxoft, and that DXC is the entity that transferred the cash consideration.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company's preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on the information that was available as of the acquisition date, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the acquisition date. The preliminary estimated purchase price is allocated as follows:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$113
Accounts receivable	233
Other current assets	15
Total current assets	361
Property and equipment	31
Intangible assets	631
Other assets	91
Total assets acquired	1,114
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(119)
Deferred revenue	(8)
Long-term deferred tax liabilities and income tax payable	(86)
Other liabilities	(63)
Total liabilities assumed	(276)
Net identifiable assets acquired	838
Goodwill	1,185
Total estimated consideration transferred	$2,023

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

As of September 30, 2019, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables; other current assets; property and equipment; intangible assets; other assets; deferred income taxes, net and other income tax liabilities; deferred revenue and advanced contract payments; accounts payable and accrued liabilities; other liabilities; loss contracts; non-controlling interest; and goodwill.

During the three months ended September 30, 2019, the Company made a number of refinements to the June 14, 2019 preliminary purchase price allocation. These refinements were primarily driven by the Company recording valuation adjustments that decreased customer related intangibles by $110 million and, increased trade names by $113 million and related deferred tax adjustments which resulted in an increase in net identifiable assets of $24 million.

Current assets and liabilities

The Company valued current assets and liabilities using existing carrying values as an estimate of the approximate fair value of those items at the acquisition date except for certain contract receivables for which the Company determined preliminary fair value based on a cost plus margin approach.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Property and equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$8
Computers and related equipment	12
Furniture and other equipment	11
Total	$31

During the three months ended September 30, 2019, DXC updated the fair value allocation to land, buildings and leasehold improvements using the direct capitalization method of the income approach and the cost approach. For all other categories of property and equipment, based on the nature of the assets, the Company determined that the net book value represents the preliminary fair value.

Identified intangible assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer related intangibles	$379	10
Trade names	166	10
Developed technology	75	7
Third-party purchased software	11	2 to 10 years
Total	$631

Developed technology and third-party purchased software are included in the software category and trade names are included in the other intangible assets category in Note 10 -"Intangible Assets".

The Company estimated the preliminary value of customer relationships using the multi-period excess earnings method under the income approach and the preliminary value of trade names using a relief from royalty method under the income approach. For developed technology, the Company calculated the preliminary fair value based on an industry benchmarking analysis based on recent and relevant transactions and identified the percentage of the total consideration that should be allocated to the identified intangible assets categories and calculated the preliminary estimated value. The Company determined that the net book value of the purchased software represents the preliminary fair value.

Deferred tax liabilities

The Company preliminarily valued deferred tax liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Unaudited Results

The Company's condensed consolidated statements of operations includes the following revenues and net income attributable to Luxoft since the acquisition date:

(in millions)	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019(1)
Revenues	$214	$259
Net loss	$11	$7

(1) Results for the six months ended September 30, 2019, reflect operations subsequent to the acquisition date of June 14, 2019, not the full six-month period.

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

The purchase price allocation for the MMS acquisition was finalized during the second quarter of fiscal 2020. The purchase price allocation was based upon the current determination of fair values at the date of acquisition as follows: $87 million to current assets, $112 million to intangible assets other than goodwill, $11 million to other assets, $51 million to current liabilities, $18 million to other liabilities and $92 million to goodwill. The goodwill is associated with the Company's Global Business Services ("GBS") segment and is tax deductible. The intangible assets acquired include customer relationships and developed technology which have a 13-year weighted average estimated useful life.

Other Acquisitions

In addition to the MMS acquisition, DXC completed seven acquisitions to complement the Company's Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. The acquired businesses are included in the results of the GBS segment. The purchase consideration of $232 million includes contingent consideration with an estimated fair value of $41 million. For acquisitions within the measurement period, the Company's purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The purchase price is allocated to assets acquired and liabilities assumed based upon determination of fair values at the dates of acquisition as follows: $74 million to current assets, $71 million to intangible assets other than goodwill, $9 million to other non-current assets, $63 million to current liabilities and $141 million to goodwill. The goodwill is associated with the Company's GBS segment, some of which is tax deductible.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 4 - Divestitures

Separation of USPS

During fiscal 2019, the Company completed the USPS Separation and Mergers to form Perspecta, an independent public company.

Implementation of the Separation and DXC's post-Separation relationship with Perspecta is governed by several agreements, including the following:

•	a Separation and Distribution Agreement;

•	an Employee Matters Agreement;

•	a Tax Matters Agreement;

•	an Intellectual Property Matters Agreement;

•	a Transition Services Agreement;

•	a Real Estate Matters Agreement;

•	an IT Services Agreement and,

•	a Non-US Agency Agreement.

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023. Results for the six months ended September 30, 2019 include $39 million of revenue and income from continuing operations before taxes associated with the IT services agreement.

Pursuant to the Separation and Distribution Agreement, immediately prior to the Separation, Perspecta made a net cash payment of $984 million to DXC, which reflects transaction consideration of $1,050 million less $66 million in principal amount of debt that was outstanding at a subsidiary of Perspecta. Perspecta financed the payment through borrowings under a new senior secured term loan facility.

DXC's former Chief Executive Officer, J. Michael Lawrie, will serve as DXC's Chairman until his planned retirement on December 31, 2019. Mr. Lawrie became Chairman of Perspecta effective as of the Separation and he continues to serve as Chairman of Perspecta. DXC's Chief Financial Officer, Paul N. Saleh, served as a Director of Perspecta until his term ended on August 13, 2019. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial to the Company's financial statements for the three and six months ended September 30, 2019 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of September 30, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the operating results for USPS which have been reflected within income from discontinued operations, net of tax:

(in millions)	Six Months Ended September 30, 2018(1)
Revenue	$431

Costs of services	311
Selling, general and administrative	50
Depreciation and amortization	33
Restructuring costs	1
Interest expense	8
Other income, net	(25)
Total costs and expenses	378
Total income from discontinued operations, before income taxes	53
Income tax expense	18
Total income from discontinued operations	$35

(1) Results for the six months ended September 30, 2018 reflect operations through the Separation date of May 31, 2018, not the full six-month period.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

(in millions)	Six Months Ended September 30, 2018
Depreciation	$16
Amortization	$17
Capital expenditures	$—
Significant operating non-cash items:
Gain on dispositions	$24

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings (Loss) per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income attributable to DXC common shareholders:
From continuing operations	$(2,119)	$262	$(1,956)	$486
From discontinued operations	$—	$—	$—	$35

Common share information:
Weighted average common shares outstanding for basic EPS	258.71	281.37	262.83	282.89
Dilutive effect of stock options and equity awards	—	4.41	—	4.64
Weighted average common shares outstanding for diluted EPS	258.71	285.78	262.83	287.53

Earnings (Loss) per share:
Basic
Continuing operations	$(8.19)	$0.93	$(7.44)	$1.72
Discontinued operations	$—	$—	$—	$0.12
Total	$(8.19)	$0.93	$(7.44)	$1.84

Diluted
Continuing operations	$(8.19)	$0.92	$(7.44)	$1.69
Discontinued operations	$—	$—	$—	$0.12
Total	$(8.19)	$0.92	$(7.44)	$1.81

For the three months ended September 30, 2019, stock options of 765,883, performance stock units of 434,862 and restricted stock units (RSUs) of 2,354,528 were excluded from the computation of diluted EPS due to the Company's net loss. For the three months ended September 30, 2018 RSUs of 1,419 were excluded in the computation of diluted EPS, which if included, would have been anti-dilutive.

For the six months ended September 30, 2019, stock options of 979,644, performance stock units of 437,507 and RSUs of 1,180,177 were excluded from the computation of diluted EPS due to the Company's net loss. For the six months ended September 30, 2018 RSUs of 713 were excluded in the computation of diluted EPS, which if included, would have been anti-dilutive.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 6 - Sale of Receivables

Receivables Facility

The Company has an accounts receivable sales facility (as amended or supplemented to date, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly-owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2020, Receivables SPV amended the Receivables Facility to increase the investment limit from $600 million to $750 million and extend the termination date to August 19, 2020. Under the terms of the amended Receivables Facility, there is no longer deferred purchase price receivable ("DPP") as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. Prior DPP's were realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities. The DPP was $525 million before the amendment was executed. Upon execution of the amendment, the Purchasers extinguished the DPP and returned the related underlying receivables titles to Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 19 - "Cash Flows."

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2019, the total availability under the Receivables Facility was $663 million and the amount sold to the Purchasers was $650 million, which was derecognized from the Company's balance sheet. The Receivables Facility terminates on August 19, 2020, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV's sale of receivables under the Receivables Facility for general corporate purposes.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

While the Company guarantees certain non-financial performance obligations of the Sellers, the Purchasers bear customer credit risk associated with the receivables sold under the Receivables Facility and have recourse in the event of credit-related customer non-payment solely to the assets of the Receivables SPV.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of and for the Three Months Ended		As of and for the Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$525	$207	$574	$233
Transfers of receivables	—	2,436	1,214	2,976
Collections	—	(1,378)	(1,265)	(1,900)
Change in funding availability	—	(295)	2	(310)
Facility amendments	(525)	(457)	(525)	(457)
Fair value adjustment	—	27	—	(2)
Ending balance	$—	$540	$—	$540

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

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	As of and for the Six Months Ended September 30, 2018(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

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

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	$164	$340
Short-term lease cost	14	24
Variable lease cost	11	26
Sublease income	(10)	(19)
Total operating costs	$179	$371

Finance lease cost:
Amortization of right-of-use assets	$140	$249
Interest on lease liabilities	17	34
Total finance lease cost	$157	$283

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 19 - "Cash Flows."

(in millions)	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$340
Operating cash flows from finance leases	$34
Financing cash flows from finance leases	$279

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2019
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,482
ROU finance lease assets	Property and Equipment, net	1,291
Total		$2,773

Liabilities:
Current
Operating lease	Current operating lease liabilities	$489
Finance lease	Short-term debt and current maturities of long-term debt	488
Total		$977

Non-current
Operating lease	Non-current operating lease liabilities	$1,139
Finance lease	Long-term debt, net of current maturities	688
Total		$1,827

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

Weighted Average remaining lease term:	Years
Operating leases	4.8
Finance leases	2.9

Weighted average remaining discount rate:	Rate
Operating leases	3.3%
Finance leases	5.4%

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of September 30, 2019:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2020	$221	$73	$327
2021	366	88	391
2022	283	37	301
2023	213	14	169
2024	163	9	58
Thereafter	297	14	3
Total lease payments	1,543	235	1,249
Less: imputed interest	(138)	(12)	(73)
Total payments	$1,405	$223	$1,176

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Prior to fiscal 2020, required disclosure under ASC 840 for minimum fixed rentals under operating leases that have initial or remaining terms in excess of one year at March 31, 2019, was as follows:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment
2020	$409	$248
2021	288	119
2022	203	27
2023	159	4
2024	124	1
Thereafter	274	—
Minimum fixed rentals	1,457	399
Less: sublease rental income	(149)	—
Total rental payments	$1,308	$399

Prior to fiscal 2020, required disclosure under ASC 840 for future minimum lease payments to be made under finance leases as of March 31, 2019, was as follows:

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

	Fair Value Hierarchy
(in millions)	September 30, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	217	217	—	—
Other debt securities(2)	54	—	50	4
Total assets	$277	$223	$50	$4

Liabilities:
Contingent consideration	$44	$—	$—	$44
Total liabilities	$44	$—	$—	$44

	March 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	194	194	—	—
Other debt securities(2)	53	—	49	4
Deferred purchase price receivable	574	—	—	574
Total assets	$827	$200	$49	$578

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $38 million and $38 million, and unrealized gains of $12 million and $11 million, as of September 30, 2019 and March 31, 2019, respectively.

The fair value of money market funds, money market deposit accounts, and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. Fair value of the DPP, included in receivables, net, was determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance and other considerations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding finance lease liabilities, was $7.4 billion and $5.6 billion as of September 30, 2019 and March 31, 2019, respectively, as compared with carrying value of $7.3 billion and $5.6 billion as of September 30, 2019 and March 31, 2019, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements, in such instances, would be classified in Level 3. Other than the goodwill impairment losses discussed in Note 11 - "Goodwill," there were no significant impairments recorded during the fiscal periods covered by this report.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2019 and March 31, 2019 was $576 million and $277 million, respectively. As of September 30, 2019, the related forecasted transactions extend through March 2021.

For the three and six months ended September 30, 2019 and September 30, 2018, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2019 and September 30, 2018, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2019, $3 million of the existing amount of gains related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

During fiscal 2019, the Company designated certain foreign currency forward contracts as net investment hedges. These contracts were de-designated and settled during the six months ended September 30, 2019, and as of September 30, 2019, there were none outstanding. As of September 30, 2018, there were no foreign currency forward contracts designated as net investment hedges.

The pre-tax gain on derivatives designated for hedge accounting recognized in income from continuing operations was $1 million and $3 million for the three and six months ended September 30, 2019. The pre-tax loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $2 million and $12 million for the three and six months ended September 30, 2019, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of September 30, 2019 and March 31, 2019 were $2.5 billion and $2.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table presents the pretax amounts impacting income related to foreign currency forward contracts:

		For the Three Months Ended		For the Six Months Ended
(in millions)	Statement of Operations Line Item	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Foreign currency forward contracts	Other expense (income), net	$(41)	$11	$(22)	$43

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	September 30, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$7	$38
Total fair value of derivatives designated for hedge accounting		$7	$38

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$6	$5
Total fair value of derivatives not designated for hedge accounting		$6	$5

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	September 30, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$4	$4
Total fair value of derivatives designated for hedge accounting:		$4	$4

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2	$9
Total fair value of derivatives not designated for hedge accounting		$2	$9

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2019, there were eight counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $6 million.

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

DXC had designated $1.9 billion as of September 30, 2019 and $0 billion as of March 31, 2019 of foreign currency-denominated debt, as hedges of net investments in non-U.S. subsidiaries. The pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) were $76 million and $66 million for the three and six months ended September 30, 2019, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,195	$2,438	$1,757
Customer related intangible assets	5,759	1,445	4,314
Other intangible assets	255	33	222
Total intangible assets	$10,209	$3,916	$6,293

	As of March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,864	$2,235	$1,629
Customer related intangible assets	5,389	1,139	4,250
Other intangible assets	85	25	60
Total intangible assets	$9,338	$3,399	$5,939

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Intangible asset amortization	$239	$214	$475	$440
Transition and transformation contract cost amortization(1)	59	73	126	129
Total amortization expense	$298	$287	$601	$569

(1)	Transaction and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of September 30, 2019 is as follows:

Fiscal Year	(in millions)
Remainder of 2020	$568
2021	$997
2022	$915
2023	$853
2024	$780

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2019.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,300	$5,068	$10,368
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2019, net	$4,599	$3,007	$7,606

Acquisitions	1,202	—	1,202
Foreign currency translation	(72)	(65)	(137)
Impairment losses	(2,625)	(262)	(2,887)

Goodwill, gross	6,430	5,003	11,433
Accumulated impairment losses	(3,326)	(2,323)	(5,649)
Balance as of September 30, 2019, net	$3,104	$2,680	$5,784

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

The Company performed its annual goodwill impairment assessment as of July 1, 2019. Subsequent to the measurement date, the Company experienced a decline in its stock price and market capitalization that represented an indicator of impairment as the observed declines were substantial and sustained. As a result, the Company performed a quantitative goodwill impairment test for all of its reporting units, consistent with its policy described in Note 1 - "Summary of Significant Accounting Policies.” As part of the reconciliation to the Company’s market capitalization, the Company concluded that the carrying values of it’s reporting units exceeded their estimated fair values and recognized a non-cash impairment charge of $2,887 million, consisting of $2,625 million and $262 million in its GBS and GIS segments, respectively. Further declines in DXC’s share price or other impairment indicators could result in additional impairment charges in the future. The goodwill impairment charge does not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper(1)	(0.21)% - 2.76%	2020	$687	$694
Current maturities of long-term debt	Various	2020 - 2021	296	766
Current maturities of finance lease liabilities	1.06% - 17.70%	2020 - 2021	488	482
Short-term debt and current maturities of long-term debt			$1,471	$1,942

Long-term debt, net of current maturities
AUD term loan	1.87% - 2.66%(2)	2021	539	567
GBP term loan	1.57 - 1.63%(3)	2022	553	583
EUR term loan	0.65%(4)	2022	816	—
EUR term loan	0.80%(5)	2023	816	—
USD term loan	3.29% - 3.67%(6)	2025	492	—
$500 million Senior notes	2.88%	2020	—	502
$500 million Senior notes	3.08% - 3.69%(7)	2021	498	498
$274 million Senior notes	4.45%	2023	276	277
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	506	506
£250 million Senior notes	2.75%	2025	305	322
€650 million Senior notes	1.75%	2026	704	725
$500 million Senior notes	4.75%	2028	508	508
$234 million Senior notes	7.45%	2030	273	273
Lease credit facility	3.11% - 3.50%	2020 - 2023	18	25
Finance lease liabilities	1.06% - 17.70%	2020 - 2025	1,176	1,127
Borrowings for assets acquired under long-term financing	0.48% - 5.78%	2020 - 2025	697	462
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	62
Other borrowings	0.50% - 7.40%	2020 - 2022	71	109
Long-term debt			8,482	6,718
Less: current maturities			784	1,248
Long-term debt, net of current maturities			$7,698	$5,470

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in U.S. dollars.
(2) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(3) Three-month LIBOR rate plus 0.80%.
(4) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.40% and 0.9%, based on published credit ratings of DXC.
(5) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.
(6) At DXC's option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 1.00% and 1.50%, based on published credit ratings of DXC or the Base Rate plus a margin between 0.00% and 0.50%, based on published credit ratings of DXC.
(7) Three-month LIBOR plus 0.95%.

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

Note 13 - Revenue

Revenue Recognition

The following table presents our revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$1,806	$1,863	$3,657	$3,750
United Kingdom	678	760	1,393	1,560
Australia	366	391	739	845
Other Europe	1,260	1,263	2,490	2,610
Other International	741	736	1,462	1,530
Total Revenues	$4,851	$5,013	$9,741	$10,295

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of September 30, 2019, approximately $25.9 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 26% of these remaining performance obligations in fiscal 2020, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	September 30, 2019	March 31, 2019
Trade receivables, net	$3,343	$3,232
Contract assets	$517	$390
Contract liabilities	$1,800	$1,886

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Change in contract liabilities were as follows:

(in millions)	Six Months Ended September 30, 2019
Balance, beginning of period	$1,886
Deferred revenue	1,400
Recognition of deferred revenue	(1,416)
Currency translation adjustment	(48)
Other	(22)
Balance, end of period	$1,800

Note 14 - Restructuring Costs

The Company recorded restructuring costs of $32 million and $157 million, net of reversals, for the three months ended September 30, 2019 and September 30, 2018, respectively. For the six months ended September 30, 2019 and September 30, 2018, the Company recorded restructuring costs of $174 million and $342 million, net of reversals, respectively. The costs recorded during the three and six months ended September 30, 2019 were largely a result of the Fiscal 2020 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	September 30, 2019
Accrued expenses and other current liabilities	$204
Other long-term liabilities	35
Total	$239

Summary of Restructuring Plans

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization.

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES") and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $497 million, comprising $353 million in employee severance and $144 million of facilities costs.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger (as defined below) restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $772 million, comprising $585 million in employee severance and $187 million of facilities costs.

Other Prior Year Plans

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Costs incurred to date under the Fiscal 2017 Plan total $215 million, comprising $206 million in employee severance and $9 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2019	Adoption of ASC 842(1)	Costs Expensed, Net of Reversals(2)	Costs Not Affecting Restructuring Liability(3)	Cash Paid	Other(4)	Restructuring Liability as of September 30, 2019
Fiscal 2020 Plan
Workforce Reductions	$—	$—	$182	$(7)	$(100)	$(4)	$71
Facilities Costs	—	—	16	(8)	(6)	—	2
Total	$—	$—	$198	$(15)	$(106)	$(4)	$73

Fiscal 2019 Plan
Workforce Reductions	$138	$—	$(10)	$(5)	$(59)	$(3)	$61
Facilities Costs	68	(53)	—	(1)	(7)	—	7
Total	$206	$(53)	$(10)	$(6)	$(66)	$(3)	$68

Fiscal 2018 Plan
Workforce Reductions	$59	$—	$(9)	$—	$(17)	$—	$33
Facilities Costs	35	(36)	(1)	—	(2)	4	—
Total	$94	$(36)	$(10)	$—	$(19)	$4	$33

Other Prior Year Plans
Workforce Reductions	$9	$—	$(1)	$—	$—	$—	$8
Facilities Costs	1	(1)	—	—	—	—	—
Total	$10	$(1)	$(1)	$—	$—	$—	$8

Acquired Liabilities
Workforce Reductions	$51	$—	$1	$—	$(5)	$—	$47
Facilities Costs	$18	—	(4)	—	(1)	(3)	10
Total	$69	$—	$(3)	$—	$(6)	$(3)	$57

(1) Represents restructuring liability recorded as an offset to right-of-use assets upon the adoption of ASC 842.
(2) Costs expensed, net of reversals include $14 million, $10 million, and $1 million of costs reversed from the Fiscal 2019 Plan, Fiscal 2018 Plan and Other Prior Year Plans, respectively.
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

The Company contributed $23 million and $33 million to the defined benefit pension and OPEB plans during the three and six months ended September 30, 2019, respectively. The Company expects to contribute an additional $48 million during the remainder of fiscal 2020, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

During the three and six months ended September 30, 2019, the Company accrued $6 million and $17 million, respectively, of additional contractual termination benefits for certain employees as part of restructuring plans (see Note 14 - "Restructuring Costs"). These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$23	$22	$46	$45
Interest cost	57	63	117	128
Expected return on assets	(154)	(138)	(315)	(287)
Amortization of prior service costs	(2)	(6)	(4)	(7)
Contractual termination benefit	6	—	17	—
Curtailment gain	—	—	—	(1)
Net periodic pension income	$(70)	$(59)	$(139)	$(122)

The service cost component of net periodic pension income is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net, except for contractual termination benefit which is included in restructuring, in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost for the three and six months ended September 30, 2019 and September 30, 2018 were:

	September 30, 2019	September 30, 2018
Discount or settlement rates	2.4%	2.3%
Expected long-term rates of return on assets	5.8%	5.3%
Rates of increase in compensation levels	2.0%	2.1%

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $55 million as of September 30, 2019 and $59 million as of March 31, 2019.

Note 16 - Income Taxes

The Company's effective tax rate from continuing operations ("ETR") was (5.8)% and 22.0% for the three months ended September 30, 2019 and September 30, 2018, respectively, and (8.6)% and 29.2% for the six months ended September 30, 2019 and September 30, 2018, respectively. For the three months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013. For the six months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013 and an increase in prior year U.S. federal research and development income tax credits. For the three and six months ended September 30, 2018, the primary unfavorable drivers of the ETR were the global mix of income, the increase in the provisional transition tax, an increase in state tax expense due to remeasurement of deferred taxes, and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to the filing of the October 31, 2017 U.S. federal tax return and a decrease in valuation allowances on certain foreign subsidiary deferred tax assets.

The tax expense associated with discontinued operations for the six months ended September 30, 2019 was $0 million as compared to $18 million during the same period of the prior fiscal year. The primary driver of the variance in the tax expense for the six months ended September 30, 2019 and September 30, 2018 was the difference in income before tax for the respective periods.

As the result of the issuance of new U.S. Treasury regulations in the first quarter of fiscal 2020, the Company changed its permanent reinvestment assertion in the first quarter of fiscal 2020 with respect to certain foreign corporations, reducing the amount that will ultimately be repatriated to the U.S. by approximately $506 million. With the exception of this change, DXC's prior permanent reinvestment assertion, that the Company will repatriate all current and accumulated earnings for all non-U.S. subsidiaries other than India, continues to apply. DXC does not believe this assertion change will have an adverse effect on the Company as U.S. cash needs will be satisfied from other sources of non-U.S. earnings.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In connection with the Separation of USPS, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the Separation of USPS. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company is also liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement with Perspecta, the Company has recorded a tax indemnification receivable from Perspecta of $77 million and a tax indemnification payable to Perspecta of $64 million related to income tax and other tax liabilities. As a result of the HPES Merger, the Company continues to have a net receivable of $18 million from HPE, comprised of a $107 million tax indemnification receivable related to tax payables, a $43 million tax indemnification receivable related to uncertain tax positions (net of related deferred tax benefits), and $132 million of tax indemnification payable related to other tax receivables.

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
The Company has agreed to extend the statute of limitations associated with this audit through June 30, 2020.

In the first quarter of fiscal 2020, we filed for competent authority relief relating to certain legacy CSC foreign restructuring expenses deducted for the U.S. federal tax return for tax year March 31, 2013. The Company has agreed to extend the statute of limitations associated with this audit through March 31, 2020. In the second quarter of fiscal 2020, the Company received a Revenue Agent's Report with proposed adjustments to CSC's fiscal 2014 through 2017 federal returns. The Company has filed a protest for certain of these adjustments with the IRS Office of Appeals. The Company has agreed to extend the statute of limitations for the fiscal 2014 through fiscal 2016 through December 31, 2020. The Company expects to reach a resolution for all years no earlier than the third quarter of fiscal 2021 except agreed issues related to fiscal 2008 through 2010 federal tax returns, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued for unrecognized tax benefits. In the second quarter of fiscal 2020 the Company’s liability for uncertain tax positions increased by $43 million (excluding interest and penalties and related tax attributes) largely due to additions for U.S. federal research and development credits and certain legacy CSC foreign restructuring expenses deducted in the U.S. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $13 million to $17 million, excluding interest, penalties and tax carry-forwards.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

As part of the share repurchase program, during the first quarter of fiscal 2020, DXC entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution by advancing $200 million including a $100 million prepayment. At inception, the ASR was initially settled by delivery of 1,849,194 shares of common stock to the Company. During the second quarter of fiscal 2020, DXC received an additional 1,805,350 shares of common stock. In total, 3,654,544 shares of common stock were repurchased under the ASR for $200 million, resulting in an average price paid of $54.73 per share.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

	Fiscal 2020			Fiscal 2019
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)(1)
1st Quarter
Open market purchases	5,510,415	$54.44	$300	3,779,194	$85.86	$324
ASR	1,849,194	54.08	100	—	—	—
1st Quarter Total	7,359,609	54.35	400	3,779,194	85.86	324
2nd Quarter
Open market purchases	4,414,840	33.96	150	1,448,729	87.16	127
ASR	1,805,350	55.39	100	—	—	—
2nd Quarter Total	6,220,190	40.18	250	1,448,729	87.16	127
Total	13,579,799	$47.86	$650	5,227,923	$86.22	$451

(1) DXC recorded $9 million as an accrued liability for shares purchased but not yet settled in cash as of September 30, 2018.

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss)
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	(184)	2	2	—	(180)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(4)	(4)
Balance at September 30, 2019	$(701)	$(1)	$11	$263	$(428)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(408)	(30)	(1)	—	(439)
Amounts reclassified from accumulated other comprehensive loss	—	5	—	(6)	(1)
Balance at September 30, 2018	$(669)	$(16)	$8	$295	$(382)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 5,581 and 10,481 shares purchased under this plan during the three and six months ended September 30, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of September 30, 2019
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	19,790,522
DXC Director Equity Plan	230,000	33,451
DXC Share Purchase Plan	250,000	224,908
Total	34,680,000	20,048,881

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(301,909)	$32.20		$7
Canceled/Forfeited	(618)	$48.60
Expired	(91,442)	$33.37
Outstanding as of September 30, 2019	1,924,799	$29.97	4.90	$8
Vested and expected to vest in the future as of September 30, 2019	1,924,648	$29.97	4.90	$8
Exercisable as of September 30, 2019	1,922,449	$29.94	4.90	$8

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2019	2,809,775	$67.27	75,750	$46.31
Granted	2,656,777	$48.56	68,200	$35.70
Settled	(668,412)	$49.70	(21,971)	$63.82
Canceled/Forfeited	(486,330)	$61.43	—	$—
Outstanding as of September 30, 2019	4,311,810	$59.13	121,979	$37.23

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total share-based compensation cost	$30	$19	$48	$41
Related income tax benefit	$7	$3	$11	$6
Total intrinsic value of options exercised	$1	$25	$7	$35
Tax benefits from exercised stock options and awards	$1	$14	$10	$19

As of September 30, 2019, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $1 million and $163 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.17 years.

Note 19 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018
Cash paid for:
Interest	$178	$149
Taxes on income, net of refunds (1)	$130	$74

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$142	$—
Prepaid assets acquired under long-term financing	$14	$—
Investing:
Capital expenditures in accounts payable and accrued expenses	$92	$28
Capital expenditures through finance lease obligations	$380	$396
Assets acquired under long-term financing	$248	$76
(Decrease) / increase in deferred purchase price receivable	$(204)	$818
Financing:
Dividends declared but not yet paid	$55	$54

(1) Income tax refunds were $20 million and $157 million for the six months ended September 30, 2019 and September 30, 2018, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2019
Revenues	$2,285	$2,566	$4,851	$—	$4,851
Segment profit	$359	$243	$602	$(73)	$529
Depreciation and amortization(1)	$39	$252	$291	$25	$316

Three Months Ended September 30, 2018
Revenues	$2,111	$2,902	$5,013	$—	$5,013
Segment profit	$400	$473	$873	$(74)	$799
Depreciation and amortization(1)	$16	$305	$321	$31	$352

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2019
Revenues	$4,444	$5,297	$9,741	$—	$9,741
Segment profit	$725	$583	$1,308	$(127)	$1,181
Depreciation and amortization(1)	$67	$527	$594	$54	$648

Six Months Ended September 30, 2018
Revenues	$4,324	$5,971	$10,295	$—	$10,295
Segment profit	$803	$947	$1,750	$(148)	$1,602
Depreciation and amortization(1)	$36	$586	$622	$66	$688

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $151 million and $132 million for the three months ended September 30, 2019 and 2018, respectively, and $289 million and $267 million for the six months ended September 30, 2019 and 2018 respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Profit
Total profit for reportable segments	$602	$873	1,308	$1,750
All other loss	(73)	(74)	(127)	(148)
Interest income	67	33	97	65
Interest expense	(104)	(83)	(195)	(168)
Restructuring costs	(32)	(157)	(174)	(342)
Transaction, separation and integration-related costs	(53)	(128)	(158)	(198)
Amortization of acquired intangible assets	(151)	(132)	(289)	(267)
Goodwill impairment losses	(2,887)	—	(2,887)	—
Gain on arbitration award	632	—	632	—
(Loss) income from continuing operations before income taxes	$(1,999)	$332	$(1,793)	$692

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of September 30, 2019 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2020	$967
2021	1,685
2022	565
2023	454
2024	261
Thereafter	25
Total	$3,957

(1) A significant portion of the minimum purchase commitments for fiscal 2020 and fiscal 2021 relate to the amounts committed under the HPE preferred vendor agreements.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2019:

(in millions)	Fiscal 2020	Fiscal 2021	Fiscal 2022 and Thereafter	Totals
Surety bonds	$30	$326	$151	$507
Letters of credit	126	55	385	566
Stand-by letters of credit	72	101	21	194
Totals	$228	$482	$557	$1,267

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

CSC filed motions to dismiss and in August 2017, the Court granted in part and denied in part CSC's motions. In January 2018, CSC asserted a counterclaim against the State of New York on a theory of contribution and indemnification. The court denied the State's motion to dismiss CSC's counterclaim with respect to liability for claims not arising under the Federal False Claims Act. The Parties participated in a non-binding mediation in November 2017. No settlement has been reached to date, but negotiations are ongoing. Discovery has now commenced. The Company believes that these claims are without merit and intends to continue to defend itself vigorously.

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

In December 2017, a jury trial was held and a verdict was returned in favor of plaintiffs. On August 6, 2019, the Court issued an order awarding plaintiffs $18.75 million in damages. In September 2019, Plaintiffs filed a motion seeking $14.1 million in attorneys’ fees and costs. The Court has yet to rule on this motion. The Company disagrees with the jury verdict and the damages award and is appealing the judgment of the Court.

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

In August 2019, the Company entered into an agreement with Mr. Pulier, resolving all claims and counterclaims in the Delaware litigation through the division of amounts previously held in escrow for post-closing disputes.

The Securities and Exchange Commission (“SEC”) has filed a complaint against Mr. Pulier alleging various claims, including for fraud and falsifying books and records (Securities and Exchange Commission v. Eric Pulier, Case No. 2:17-cv-07124). The Court has set a trial date of December 1, 2020.

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

The Company remains obligated to advance amounts for Mr. Pulier’s legal fees and costs to defend the SEC action against him.

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

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC's vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. Following the submission of briefs, oral argument was held on September 5, 2019. A decision is now pending.

The Company is also pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties have submitted their initial briefs in the appellate case, and briefing is expected to conclude in November 2019.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In March 2019, three related shareholder derivative lawsuits were filed in the District Court of the State of Nevada, in and for Clark County, against two of the Company’s current officers and the members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Company intends to file a motion to dismiss these actions.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company and officers and directors of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and officers and directors of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company and officers and directors of the Company, among other defendants. The three California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. The Company intends to file a motion to dismiss all claims asserted in these actions.

On October 2, 2019, a shareholder derivative lawsuit was filed in the District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company intends to file a motion to dismiss this action.

The Company believes that the lawsuits described above are without merit, and it intends to vigorously defend them.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company is finalizing its internal investigation and plans to provide supplemental information to OFAC in early 2020.

Perspecta-related disputes: In October 2019, Perspecta Inc. (“Perspecta”) submitted a demand for arbitration claiming that in June 2018 DXC breached certain obligations under the Separation and Distribution Agreement between Perspecta and DXC, and seeking at least $120 million in alleged damages. In its arbitration demand, Perspecta also challenges $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta. DXC believes the invoices were properly issued and the amounts are owed by Perspecta. DXC believes that Perspecta's claims are without merit and intends to vigorously defend itself.

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

•
the U.S. Public Sector business ("USPS") Separation and Mergers as described in Note 1 - “Summary of Significant Accounting Policies”, could result in substantial tax liability to DXC and our stockholders;

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

•
the development and transition of new products and services and the enhancement of existing products and services to meet customer needs, respond to emerging technological trends and maintain and grow our customer relationships over time;

•	the ability to succeed in our strategic objectives, including strategic alternatives material for our business;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	our credit rating and the ability to manage working capital, refinance and raise additional capital for future needs;

•	the resolution of pending investigations, claims and disputes; and

•
the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 and of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and the first six months of fiscal 2020 and our financial condition as of September 30, 2019. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and the first six months of fiscal 2020 and fiscal 2019.

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

Results of Operations

The following table sets forth certain financial data for the second quarters and first six months of fiscal 2020 and fiscal 2019:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$4,851	$5,013	$9,741	$10,295

(Loss) income from continuing operations, before taxes	(1,999)	332	(1,793)	692
Income tax expense	116	73	154	202
(Loss) income from continuing operations	(2,115)	259	(1,947)	490
Income from discontinued operations, net of taxes	—	—	—	35
Net (loss) income	$(2,115)	$259	$(1,947)	$525

Diluted earnings per share:
Continuing operations	$(8.19)	$0.92	$(7.44)	$1.69
Discontinued operations	$—	$—	$—	$0.12

Fiscal 2020 Highlights

Financial highlights for the second quarters and first six months of fiscal 2020 include the following:

•
Revenues for the second quarter and first six months of fiscal 2020 were $4.9 billion and $9.7 billion, respectively, a decrease of 3% and 5%, respectively, as compared to the same periods of the prior fiscal year.

•
Loss from continuing operations and diluted EPS from continuing operations for the second quarter of fiscal 2020 were $2,115 million and $8.19, respectively, including the cumulative impact of certain items of $(2,477) million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, goodwill impairment losses, gain on arbitration award and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $259 million and $0.92, respectively, for the same period of the prior fiscal year.

•
Loss from continuing operations and diluted EPS from continuing operations for the first six months of fiscal 2020 were $1,947 million and $7.44, respectively, including the cumulative impact of certain items of $(2,781) million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, goodwill impairment losses, gain on arbitration award and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $490 million and $1.69, respectively, for the same period of the prior fiscal year.

•	Our cash and cash equivalents were $2.9 billion as of September 30, 2019.

•	We generated $1,585 million of cash from operations during the first six months of fiscal 2020, as compared to cash generated of $849 million during the first six months of fiscal 2019.

•
We returned $757 million to shareholders in the form of common stock dividends and share repurchases during the first six months of fiscal 2020, as compared to $552 million during the first six months of fiscal 2019.

Revenues

	Three Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percentage Change
GBS	$2,285	$2,111	$174	8.2%
GIS	2,566	2,902	(336)	(11.6)%
Total Revenues	$4,851	$5,013	$(162)	(3.2)%

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percentage Change
GBS	$4,444	$4,324	$120	2.8%
GIS	5,297	5,971	(674)	(11.3)%
Total Revenues	$9,741	$10,295	$(554)	(5.4)%

The decrease in revenues for the first six months of fiscal 2020 compared with fiscal 2019 of the same period reflects an ongoing decline in our traditional application maintenance business and legacy infrastructure services. Fiscal 2020 revenues included an unfavorable foreign currency exchange rate impact of 2.8%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

During the second quarter and first six months of fiscal 2020 and fiscal 2019, the distribution of our revenues across geographies was as follows:

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

As a global company, over 62% of our revenues for the first six months of fiscal 2020 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency September 30, 2019	September 30, 2018	Change	Percentage Change
GBS	$2,333	$2,111	$222	10.5%
GIS	2,639	2,902	(263)	(9.1)%
Total	$4,972	$5,013	$(41)	(0.8)%

	Six Months Ended
(in millions)	Constant Currency September 30, 2019	September 30, 2018	Change	Percentage Change
GBS	$4,558	$4,324	$234	5.4%
GIS	5,474	5,971	(497)	(8.3)%
Total	$10,032	$10,295	$(263)	(2.6)%

Global Business Services

GBS revenue was $2,285 million in the second quarter and $4,444 million in the first six months of fiscal 2020, an increase of 8.2% and 2.8%, respectively, compared to the corresponding periods in fiscal 2019. GBS revenue in constant currency increased 10.5% and 5.4% in the second quarter and first six months of fiscal 2020, respectively, as compared to the corresponding periods in fiscal 2019. The increase in GBS revenue in fiscal 2020 periods reflects the contributions from our Luxoft and other acquisitions further discussed in Note 3 - "Acquisitions".

For the second quarter and first six months of fiscal 2020, GBS contract awards were $1.9 billion and $4.3 billion, respectively, as compared to $2.2 billion and $4.2 billion in the corresponding periods of fiscal 2019.

Global Infrastructure Services

GIS revenue was $2,566 million in the second quarter and $5,297 million in the first six months of fiscal 2020, a decrease of 11.6% and 11.3%, respectively, compared to the corresponding periods in fiscal 2019. GIS revenue in constant currency decreased 9.1% and 8.3% in the second quarter and first six months of fiscal 2020, respectively, as compared to the corresponding periods in fiscal 2019. The decrease in GIS revenues in fiscal 2020 periods reflects declines in our traditional infrastructure businesses.

For the second quarter and first six months of fiscal 2020, GIS contract awards were $1.9 billion and $3.7 billion, respectively, as compared to $2.5 billion and $5.1 billion in the corresponding periods of fiscal 2019.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,679	$3,518	75.8%	70.1%	5.7%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	489	569	10.1	11.4	(1.3)
Depreciation and amortization	467	484	9.6	9.7	(0.1)
Goodwill impairment losses	2,887	—	59.5	—	59.5
Restructuring costs	32	157	0.7	3.1	(2.4)
Interest expense	104	83	2.1	1.7	0.4
Interest income	(67)	(33)	(1.4)	(0.7)	(0.7)
Gain on arbitration award	(632)	—	(13.0)	—	(13.0)
Other income, net	(109)	(97)	(2.2)	(1.9)	(0.3)
Total costs and expenses	$6,850	$4,681	141.2%	93.4%	47.8%

	Six Months Ended
	Amount		Percentage of Revenues		Percentage of Revenue Change
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,301	$7,385	75.0%	71.8%	3.2%
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	996	1,009	10.2	9.8	0.4
Depreciation and amortization	937	955	9.6	9.3	0.3
Goodwill impairment losses	2,887	—	29.6	—	29.6
Restructuring costs	174	342	1.8	3.3	(1.5)
Interest expense	195	168	2.0	1.6	0.4
Interest income	(97)	(65)	(1.0)	(0.6)	(0.4)
Gain on arbitration award	(632)	—	(6.5)	—	(6.5)
Other income, net	(227)	(191)	(2.3)	(1.9)	(0.4)
Total costs and expenses	$11,534	$9,603	118.4%	93.3%	25.1%

The 47.8% and 25.1% increase in costs and expenses as a percentage of revenue for the second quarter and first six months of fiscal 2020, respectively, primarily reflects our goodwill impairment losses, which were partially offset by the gain on arbitration award.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.7 billion and $7.3 billion for the second quarter and first six months of fiscal 2020, respectively. COS increased $0.2 billion during the second quarter of fiscal 2020 and decreased $0.1 billion during the first six months of fiscal 2020, as compared to the same periods of the prior fiscal year.

COS as a percentage of revenue increased 5.7% and 3.2% for the second quarter and first six months of fiscal 2020, respectively. These increases were driven by the decline in revenue exceeding associated cost reductions in our traditional infrastructure businesses.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $489 million and $996 million for the second quarter and first six months of fiscal 2020, respectively. SG&A decreased $80 million and $13 million during the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of the prior fiscal year. These decreases were driven by lower transaction, separation and integration-related costs.

Transaction, separation and integration-related costs of $53 million and $158 million were included in SG&A for the second quarter and first six months of fiscal 2020, respectively, as compared to $128 million and $198 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense decreased $28 million and amortization expense increased $11 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. For the first six months of fiscal 2020, depreciation expense decreased $50 million and amortization expense increased $32 million compared to the first six months of fiscal 2019.

The net decrease in depreciation for the second quarter and first six months of fiscal 2020 was primarily due to a $56 million and $111 million benefit, respectively, from a change in estimated useful lives of certain equipment described in Note 1 - "Summary of Significant Accounting Policies", offset by an increase in depreciation on assets placed into service as well as dissipation of the benefit from the conversion of assets from operating to finance leases.

The increases in amortization expense for the second quarter and first six months of fiscal 2020 were primarily due to increases in amortization related software as compared to the same periods in the prior fiscal year.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $2,887 million for the second quarter and first six months of fiscal 2020. The impairment charge was primarily as a result of a decline in market capitalization during the fiscal 2020 second quarter. See Note 11, "Goodwill" for additional information.

Restructuring Costs

During fiscal 2020, management approved global cost savings initiatives designed to reduce operating costs by re-balancing our workforce and facilities structures. During the second quarter and first six months of fiscal 2020, restructuring costs, net of reversals, were $32 million and $174 million, respectively, as compared to $157 million and $342 million during the same periods of the prior fiscal year. Restructuring costs for the second quarter of fiscal 2020 included $23 million of reversals under the Fiscal 2020 Plan.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 14 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the second quarter and first six months of fiscal 2020 increased $21 million and $27 million, respectively, over the same periods in the prior fiscal year. The increase in interest expense in the second quarter and first six months of fiscal 2020 versus the same periods in fiscal 2019 was primarily due to an increase in borrowings and asset financing activities. See the "Capital Resources" caption below and Note 12 - “Debt” for additional information.

Interest income for the second quarter and first six months of fiscal 2020 increased $34 million and $32 million, respectively over the same periods in the prior fiscal year. The increase in interest income in the second quarter and first six months of fiscal 2020 versus the same periods in fiscal 2019 includes pre-award interest of $34 million and post-award interest of $2 million related to arbitration discussed below under the caption “Gain on Arbitration Award.”

Gain on Arbitration Award

In September 2019, DXC received final arbitration award proceeds of $666 million related to the HPE Enterprise Services merger completed in fiscal 2018. The arbitration award included $632 million in damages that were recorded as a gain. The remaining $34 million of the award related to pre-award interest. Dispute details are subject to confidentiality obligations.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The $12 million increase in other income, net for the second quarter of fiscal 2020 as compared to the same period of the prior fiscal year was due to a year-over-year increase of $20 million in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $20 million. These increases were offset by a $28 million decrease in other gains related to sales of non-operating assets.

The $36 million increase in other income, net for the first six months of fiscal 2020 as compared to the same period of the prior fiscal year was due to a year-over-year increase of $42 million in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $41 million. These increases were offset by a $47 million decrease in other gains related to sales of non-operating assets.

Taxes

Our ETR from continuing operations was (5.8)% and 22.0% for the three months ended September 30, 2019 and September 30, 2018, respectively, and (8.6)% and 29.2% for the six months ended September 30, 2019 and September 30, 2018, respectively. For the three months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013. For the six months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013 and an increase in prior year U.S. federal research and development income tax credits. For the three and six months ended September 30, 2018, the primary unfavorable drivers of the ETR were the global mix of income, the increase in the provisional transition tax, an increase in state tax expense due to remeasurement of deferred taxes, and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits. The primary favorable drivers of the ETR were due to the filing of the October 31, 2017 U.S. federal tax return and a decrease in valuation allowances on certain foreign subsidiary deferred tax assets.

Income from Discontinued Operations

The $35 million of income from discontinued operations reflects the net income generated by USPS during the first quarter of fiscal 2019.

Earnings (Loss) Per Share

Diluted EPS from continuing operations for the second quarter and first six months of fiscal 2020 decreased $9.11 and $9.13, respectively, from the same periods in the prior fiscal year. This decrease reflects a decrease of $2,374 million and $2,437 million in income from continuing operations for the second quarter and first six months of fiscal 2020, respectively, over the same periods in the prior fiscal year.

Diluted EPS from continuing operations for the second quarter of fiscal 2020 includes $0.11 per share of restructuring costs, $0.18 per share of transaction, separation and integration-related costs, $0.45 per share of amortization of acquired intangible assets, $11.10 per share of goodwill impairment losses, $(2.43) per share of arbitration award gains, and $0.11 per share of tax adjustment related to prior restructuring charges.

Diluted EPS from continuing operations for the first six months of fiscal 2020 includes $0.54 per share of restructuring costs, $0.50 per share of transaction, separation and integration-related costs, $0.85 per share of amortization of acquired intangible assets, $10.91 per share of goodwill impairment losses, $(2.39) per share of arbitration award gains, and $0.11 per share of tax adjustment relating to prior restructuring charges.

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

Incremental amortization of intangible assets acquired through business combinations may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangibles assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets primarily customer related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percentage Change
(Loss) income from continuing operations before income taxes	$(1,999)	$332	$(2,331)	(702.1)%
Non-GAAP income from continuing operations before income taxes	$492	$749	$(257)	(34.3)%
Net (loss) income	$(2,115)	$259	$(2,374)	(916.6)%
Adjusted EBIT	$529	$799	$(270)	(33.8)%

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change	Percentage Change
(Loss) income from continuing operations before income taxes	$(1,793)	$692	$(2,485)	(359.1)%
Non-GAAP income from continuing operations before income taxes	$1,083	$1,499	$(416)	(27.8)%
Net (loss) income	$(1,947)	$525	$(2,472)	(470.9)%
Adjusted EBIT	$1,181	$1,602	$(421)	(26.3)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Goodwill impairment losses - reflects impairment losses on goodwill.

•	Gain on arbitration award - reflects a gain related to the HPES merger arbitration award.

•
Tax adjustment - for fiscal 2020 periods, reflects the impact of tax entries related to prior restructuring charges, and for fiscal 2019 periods, reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017. Income tax expense of non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,679	$—	$—	$—	$—	$—	$—	$3,679
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	489	—	(53)	—	—	—	—	436
(Loss) income from continuing operations before income taxes	(1,999)	32	53	151	2,887	(632)	—	492
Income tax expense	116	4	5	34	—	—	(29)	130
Net (loss) income	(2,115)	28	48	117	2,887	(632)	29	362
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net (loss) income attributable to DXC common stockholders	$(2,119)	$28	$48	$117	$2,887	$(632)	$29	$358

Effective Tax Rate	(5.8)%							26.4%

Basic EPS from continuing operations	$(8.19)	$0.11	$0.19	$0.45	$11.16	$(2.44)	$0.11	$1.38
Diluted EPS from continuing operations	$(8.19)	$0.11	$0.18	$0.45	$11.10	$(2.43)	$0.11	$1.38

Weighted average common shares outstanding for:
Basic EPS	258.71	258.71	258.71	258.71	258.71	258.71	258.71	258.71
Diluted EPS	258.71	260.03	260.03	260.03	260.03	260.03	260.03	260.03

	Six Months Ended September 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Arbitration Award Gain	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,301	$—	$—	$—	$—	$—	$—	$7,301
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	996	—	(158)	—	—	—	—	838
(Loss) income from continuing operations before income taxes	(1,793)	174	158	289	2,887	(632)	—	1,083
Income tax expense	154	32	27	65	—	—	(29)	249
Net (loss) income	(1,947)	142	131	224	2,887	(632)	29	834
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	9
Net (loss) income attributable to DXC common stockholders	$(1,956)	$142	$131	$224	$2,887	$(632)	$29	$825

Effective Tax Rate	(8.6)%							23.0%

Basic EPS from continuing operations	$(7.44)	$0.54	$0.50	$0.85	$10.98	$(2.40)	$0.11	$3.14
Diluted EPS from continuing operations	$(7.44)	$0.54	$0.50	$0.85	$10.91	$(2.39)	$0.11	$3.12

Weighted average common shares outstanding for:
Basic EPS	262.83	262.83	262.83	262.83	262.83	262.83	262.83	262.83
Diluted EPS	262.83	264.61	264.61	264.61	264.61	264.61	264.61	264.61

	Three Months Ended September 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,518	$—	$—	$—	$3,518
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	569	—	(128)	—	$441
Income from continuing operations before income taxes	332	157	128	132	749
Income tax expense	73	41	30	32	176
Income from continuing operations	259	116	98	100	573
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	259	116	98	100	573
Less: net (loss) attributable to non-controlling interest, net of tax	(3)	—	—	—	(3)
Net income attributable to DXC common stockholders	$262	$116	$98	$100	$576

Effective Tax Rate	22.0%				23.5%

Basic EPS from continuing operations	$0.93	$0.41	$0.35	$0.36	$2.05
Diluted EPS from continuing operations	$0.92	$0.41	$0.34	$0.35	$2.02

Weighted average common shares outstanding for:
Basic EPS	281.37	281.37	281.37	281.37	281.37
Diluted EPS	285.78	285.78	285.78	285.78	285.78

	Six Months Ended September 30, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,385	$—	$—	$—	$—	$7,385
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,009	—	(198)	—	—	$811
Income from continuing operations before income taxes	692	342	198	267	—	1,499
Income tax expense (benefit)	202	82	46	65	(33)	362
Income from continuing operations	490	260	152	202	33	1,137
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	525	260	152	202	33	1,172
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	4
Net income attributable to DXC common stockholders	$521	$260	$152	$202	$33	$1,168

Effective Tax Rate	29.2%					24.1%

Basic EPS from continuing operations	$1.72	$0.92	$0.54	$0.71	$0.12	$4.01
Diluted EPS from continuing operations	$1.69	$0.90	$0.53	$0.70	$0.11	$3.94

Weighted average common shares outstanding for:
Basic EPS	282.89	282.89	282.89	282.89	282.89	282.89
Diluted EPS	287.53	287.53	287.53	287.53	287.53	287.53

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income	$(2,115)	$259	$(1,947)	$525
Income from discontinued operations, net of taxes	—	—	—	(35)
Income tax expense	116	73	154	202
Interest income	(67)	(33)	(97)	(65)
Interest expense	104	83	195	168
EBIT	(1,962)	382	(1,695)	795
Restructuring costs	32	157	174	342
Transaction, separation and integration-related costs	53	128	158	198
Amortization of acquired intangible assets	151	132	289	267
Goodwill impairment losses	2,887	—	2,887	—
Gain on arbitration award	(632)	—	(632)	—
Adjusted EBIT	$529	$799	$1,181	$1,602

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2019, our cash and cash equivalents were $2.9 billion, of which $1.2 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") were $2.9 billion for March 31, 2019 and September 30, 2019. The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2019	September 30, 2018	Change
Net cash provided by operating activities	$1,585	$849	$736
Net cash used in investing activities	(2,047)	(48)	(1,999)
Net cash provided by (used in) financing activities	480	(686)	1,166
Effect of exchange rate changes on cash and cash equivalents	(37)	(64)	27
Net decrease in cash and cash equivalents	$(19)	$51	$(70)
Cash and cash equivalents at beginning-of-year	2,899	2,729
Cash and cash equivalents at the end-of-period	$2,880	$2,780

Net cash provided by operating activities during the first six months of fiscal 2020 was $1,585 million as compared to $849 million during the comparable period of the prior fiscal year. The year-over-year increase of $736 million was due to an increase of net income, net of adjustments of $749 million, which includes cash received on arbitration award of $668 million, offset by a decrease in working capital movements of $(13) million.

Net cash used in investing activities during the first six months of fiscal 2020 was $2,047 million as compared to $48 million during the comparable period of the prior fiscal year. The increase of $1,999 million was predominately due to an increase in cash paid for acquisitions of $1,878 million, an increase in purchases of property and equipment of $59 million, and short-term investing of $75 million. The increase is partially offset by cash paid for business dispositions of $65 million in the second quarter of fiscal 2019.

Net cash provided by (used in) financing activities during the first six months of fiscal 2020 was $480 million as compared to $(686) million during the comparable period of the prior fiscal year. The $1,166 million increase was primarily due to additional borrowings on long-term debt of $1,715 million and a decrease in payments on long-term debt of $1,517 million. This was partially offset by borrowings for the USPS spin transaction of $1,114 million and proceeds from bond issuance of $753 million in the prior fiscal year, and additional repurchase of common stock and advance payment for accelerated share repurchase of $203 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$1,471	$1,942
Long-term debt, net of current maturities	7,698	5,470
Total debt	$9,169	$7,412

The $1.8 billion increase in total debt during the first six months of fiscal 2020 was primarily attributed to the new term loan credit agreement in an aggregate principal of $2.1 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023. The proceeds from the new borrowing was used to finance the Luxoft acquisition. Additionally, during the first six months of fiscal 2020, we repaid the $500 million Senior Notes due 2020. We were in compliance with all financial covenants associated with our borrowings as of September 30, 2019 and September 30, 2018.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to September 30, 2019 and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. For more information on our debt, see Note 12 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2019	March 31, 2019
Total debt	$9,169	$7,412
Cash and cash equivalents	2,880	2,899
Net debt(1)	$6,289	$4,513

Total debt	$9,169	$7,412
Equity	8,870	11,725
Total capitalization	$18,039	$19,137

Debt-to-total capitalization	50.8%	38.7%
Net debt-to-total capitalization(1)	34.9%	23.6%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of September 30, 2019 increased as compared to March 31, 2019, due to the increase in total debt attributed to the Luxoft acquisition.

As of September 30, 2019, our credit ratings were as follows:

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

The following table summarizes our total liquidity:

As of
(in millions)	September 30, 2019
Cash and cash equivalents	$2,880
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,880

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. This program became effective on April 3, 2017 with no end date established. During the six months ended September 30, 2019, we repurchased 13,579,799 shares of our common stock at an aggregate cost of $650 million. The repurchase included 3,654,544 shares under the accelerated share repurchase ("ASR") agreement at an average price of $54.73 per share. See Note 17 - "Stockholders' Equity" to the financial statements.

Dividends

During the six months ended September 30, 2019, our Board of Directors declared aggregate cash dividends to our stockholders of $0.42 per share, or approximately $111 million. Future dividends are subject to customary board review and approval prior to declaration.

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

Contractual Obligations

With the exception of the new term loan credit agreement in an aggregate principal of $2.1 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023, and repayment of the $500 million Senior Notes due 2020 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2019. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months and six months ended September 30, 2019, there were no changes to our accounting estimates from those described in our fiscal 2019 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies".

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2020, we adopted ASC 842 effective April 1, 2019, as described in Note 2 - “Recent Accounting Pronouncements” and Note 7 - “Leases” to the financial statements. We implemented a new lease accounting system and redesigned certain processes and controls pertaining to our lease portfolio.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Other than as described below, there have been no material changes in the three months ended September 30, 2019 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

We may not succeed in our strategic objectives, which could adversely affect our business, financial condition, results of operations and cash flows.

We recently announced a number of senior leadership changes as well as updates to our strategic priorities including an initiative to assist DXC customers across a broader range of their information technology needs, which we refer to as “the stack”. We may not be able to implement our strategic priorities in accordance with our expectations for a variety of reasons including failure to execute on our plans in a timely fashion, lack of adequate skills, ineffective management, inadequate incentives, customer resistance to new initiatives, inability to control costs or maintain competitive offerings. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, or if we pursue strategic priorities that prove to be unsuccessful, our business, financial position, results of operations and cash flows may be materially and adversely affected.

Strategic alternatives we are considering may not achieve the results we expect, could result in operating difficulties, harm to one or more of our businesses and negative impacts our financial condition, results of operations and cash flows.

We recently announced our intention to explore strategic alternatives for our US state and local healthcare BPS business, our horizontal BPS business and our workplace & mobility business. Among the alternatives we may consider for those businesses are potential divestiture transactions. Any such transactions may involve significant challenges and risks, including:

•	the potential loss of key customers, suppliers, vendors and other key business partners;

•
declining employee morale and retention issues affecting employees, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or perceived expectations;

•	difficulty making new and strategic hires of new employees;

•	diversion of management time and a shift of focus from operating the businesses to transaction execution considerations;

•	the need to provide transition services, which may result in stranded costs and the diversion of resources and focus;

•
the need to separate operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel, which is an inherently risky and potentially lengthy and costly process;

•
the inefficiencies and lack of control that may result if such separation is delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result including potentially significant stranded costs;

•
our desire to maintain an investment grade credit rating may cause us to use cash proceeds if any from any divestitures or other strategic alternatives that we might otherwise have used for other purposes in order to reduce our financial leverage;

•	the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order consummate any such transactions; and

•
our dependence on accounting, financial reporting, operating metrics and similar systems, controls and processes of divested businesses could lead to challenges in preparing our consolidated financial statements or maintaining effective financial control over financial reporting.

At any given time, we may be engaged in discussions or negotiations with respect to one or more strategic alternatives, and any of these strategic alternatives could be material to our business, financial condition, results of operations and cash flows. In addition, we may explore a divestiture or spin-off or other transaction involving one or more of these businesses and ultimately determine not to proceed with any transaction or other strategic alternative for commercial, financial, strategic or other reasons. As a result, we may not realize benefits expected from exploring one or more strategic alternatives or may realize benefits further in the future and those benefits may ultimately be significantly smaller than anticipated, which could adversely affect our business, financial condition, operating results and cash flows. Any such transactions may also require us to amortize expenses related to intangible assets or write-off goodwill, which could adversely affect our financial condition and results of operations.

We could suffer additional losses due to asset impairment charges.

We acquired a substantial quantity of goodwill and other intangibles as a result of the HPES Merger increasing our exposure to this risk.

We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, or if the Company suffers further declines in share price, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. For example, during the three months ended September 30, 2019, we recorded a non-cash goodwill impairment charge of $2,887 million which is discussed in Note 11 - "Goodwill."

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

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. The markets we serve are highly competitive and competition for skilled employees in the technology outsourcing, consulting, and systems integration and enterprise services markets is intense for both onshore and offshore locales. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. Additionally, the inability to adequately develop and train personnel and assimilate key new hires or promoted employees could have a material adverse effect on relationships with third parties, our financial condition and results of operations and cash flows.

We also must manage leadership development and succession planning throughout our business. Any significant leadership change and accompanying senior management transition, such as our recent change in Chief Executive Officer, Chief Human Resources Officer and the hiring of new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, such changes may cause uncertainty among investors, employees, customers, creditors and others concerning our future direction and performance. If we fail to effectively manage our leadership changes, including ongoing organizational and strategic changes, our business, financial condition, results of operations, cash flows and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

In addition, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than, it may adversely impact our ability to realize the anticipated benefits of our strategic priorities.

If we do not hire, train, motivate, and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our clients, our financial performance and cash flows could suffer. For example, if our employee utilization rate is too low, our profitability, and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain enough employees with the skills or backgrounds needed to meet current demand, we may need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than necessary with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

If we are unable to maintain and grow our customer relationships over time, our operating results and cash flows will suffer. Failure to comply with customer contracts or government contracting regulations or requirements could adversely affect our business, results of operations and cash flows.

We devote significant resources to establish relationships with our customers and implement our offerings and related services, particularly in the case of large enterprises that often request or require specific features or functions specific to their particular business profile. Accordingly, our operating results depend in substantial part on our ability to deliver a successful customer experience and persuade customers to maintain and grow our relationship with us over time. If we are not successful in implementing an offering or delivering a successful customer experience, including achieving cost and staffing levels that meet our customers’ expectations, customers could terminate or elect not to renew their agreements with us and our operating results may suffer.

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

If our customer contracts are terminated, or our ability to compete for new contracts is adversely affected, our financial performance could suffer.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 21 - “Commitments and Contingencies”, we are currently party to a number of disputes that involve or may involve litigation or arbitration, including securities class actions and other lawsuits in which we and certain of our officers and directors have been named as defendants. The result of these lawsuits and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs may impact our ability to compete, results of operations and cash flows.

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that in some cases are beyond our control, including potential new standards requiring the agencies to reassess rating practices and methodologies. Ratings agencies may consider changes in credit ratings based on changes in expectations about future profitability and cash flows even if short-term liquidity expectations are not negatively impacted. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. For example, we currently fund a portion of our working capital requirements in the U.S. and European commercial paper markets. Any downgrade below our current rating would, absent changes to current market liquidity, substantially reduce or eliminate our ability to access that source of funding and could otherwise negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2019, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	$2,123,936,464
August 1, 2019 to August 31, 2019	6,220,190	$40.18	6,220,190	$1,874,024,787
September 1, 2019 to September 30, 2019	—	$—	—	$1,874,024,787

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

On June 13, 2019, DXC entered into an ASR agreement with a third-party financial institution by advancing $200 million including a $100 million prepayment. At inception, the ASR was initially settled by delivery of 1,849,194 shares of common stock to the Company. During the second quarter of fiscal 2020, DXC received an additional 1,805,350 shares of common stock. In total, 3,654,544 shares of common stock were repurchased under the ASR for $200 million.

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
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
First Supplemental Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company’s Current Report on Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.3
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Fourth Supplemental Indenture, dated as of August 17, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated as of February 7, 2018, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.8
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.9
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's Senior Floating Rate Notes due 2021 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Current Report on Form 8-K (filed August 17, 2017) (file no. 001-38033))

4.14
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.15
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.16
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.17
Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.18
First Supplemental Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.19
Form of Computer Sciences Corporation’s 4.450% Senior Notes due 2022 (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

10.1
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer

10.2
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.3
Second Amended and Restated Performance Guaranty dated as of August 21, 2019, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers

10.4*	Employment Agreement with Michael J. Salvino (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))
10.5*
Addendum to Employment Agreement with J. Michael Lawrie (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))

10.6*	Retention Agreement with Paul N. Saleh
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 12, 2019	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer