Form 10-Q
period 2019-12-31
DXC Technology Co
filed 2020-02-07
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
       ☐ Yes  ☒   No

253,720,624 shares of common stock, par value $0.01 per share, were outstanding on January 31, 2020.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2019 and December 31, 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2019 and December 31, 2018 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and December 31, 2018 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2019 and December 31, 2018 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Recent Accounting Pronouncements	12
Note 3–Acquisitions	14
Note 4–Divestitures	17
Note 5–Earnings Per Share	19
Note 6–Sale of Receivables	20
Note 7–Leases	22
Note 8–Fair Value	25
Note 9–Derivative and Hedging Activities	27
Note 10–Intangible Assets	30
Note 11–Goodwill	31
Note 12–Debt	32
Note 13–Revenue	33
Note 14–Restructuring Costs	34
Note 15–Pension and Other Benefit Plans	37
Note 16–Income Taxes	38
Note 17–Stockholders' Equity	39
Note 18–Stock Incentive Plans	41
Note 19–Cash Flows	43
Note 20–Segment Information	44
Note 21–Commitments and Contingencies	47

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenues	$5,021	$5,178	$14,762	$15,473

Costs of services (excludes depreciation and amortization and restructuring costs)	3,827	3,725	11,128	11,110
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	518	491	1,514	1,500
Depreciation and amortization	479	508	1,416	1,463
Goodwill impairment losses	53	—	2,940	—
Restructuring costs	74	76	248	418
Interest expense	93	81	288	249
Interest income	(33)	(27)	(130)	(92)
Gain on arbitration award	—	—	(632)	—
Other income, net	(117)	(145)	(344)	(336)
Total costs and expenses	4,894	4,709	16,428	14,312

Income (loss) from continuing operations before income taxes	127	469	(1,666)	1,161
Income tax expense	37	3	191	205
Income (loss) from continuing operations	90	466	(1,857)	956
Income from discontinued operations, net of taxes	—	—	—	35
Net income (loss)	90	466	(1,857)	991
Less: net income attributable to non-controlling interest, net of tax	8	4	17	8
Net income (loss) attributable to DXC common stockholders	$82	$462	$(1,874)	$983

Income (loss) per common share:
Basic:
Continuing operations	$0.32	$1.68	$(7.20)	$3.38
Discontinued operations	—	—	—	0.12
	$0.32	$1.68	$(7.20)	$3.50
Diluted:
Continuing operations	$0.32	$1.66	$(7.20)	$3.33
Discontinued operations	—	—	—	0.12
	$0.32	$1.66	$(7.20)	$3.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net income (loss)	$90	$466	$(1,857)	$991
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	293	(64)	87	(472)
Cash flow hedges adjustments, net of tax (2)	(8)	14	(6)	(16)
Available-for-sale securities, net of tax (3)	—	—	2	(1)
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	—	(23)	—	(23)
Amortization of prior service cost, net of tax (5)	(2)	(4)	(6)	(10)
Pension and other post-retirement benefit plans, net of tax	(2)	(27)	(6)	(33)
Other comprehensive income (loss), net of taxes	283	(77)	77	(522)
Comprehensive income (loss)	373	389	(1,780)	469
Less: comprehensive income attributable to non-controlling interest	39	9	26	8
Comprehensive income (loss) attributable to DXC common stockholders	$334	$380	$(1,806)	$461

(1) Tax benefit related to foreign currency translation adjustments was $15 and $2 for the three and nine months ended December 31, 2019, respectively. There was no tax expense related to foreign currency translation adjustments during the three and nine months ended December 31, 2018.
(2) Tax (benefit) expense related to cash flow hedge adjustments was $(1) and $(1) for the three and nine months ended December 31, 2019, respectively, and $5 and $(5) for the three and nine months ended December 31, 2018, respectively.
(3) Tax expense related to available-for-sale securities was $0 and $1 for the three and nine months ended December 31, 2019, respectively. There was no tax expense related to available-for-sale securities during the three and nine months ended December 31, 2018.
(4) There was no tax benefit related to prior service costs during the three and nine months ended December 31, 2019. Tax benefit related to prior service costs was $5 and $5 for the three and nine months ended December 31, 2018, respectively.
(5) Tax benefit related to amortization of prior service costs was $0 and $1 for the three and nine months ended December 31, 2019, respectively, and $0 and $1 for the three and nine months ended December 31, 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$2,899
Receivables and contract assets, net of allowance for doubtful accounts of $76 and $60	4,619	5,181
Prepaid expenses	660	627
Other current assets	344	359
Total current assets	8,183	9,066

Intangible assets, net of accumulated amortization of $4,262 and $3,399	6,140	5,939
Operating right-of-use assets, net	1,484	—
Goodwill	6,003	7,606
Deferred income taxes, net	372	355
Property and equipment, net of accumulated depreciation of $4,317 and $3,958	3,631	3,179
Other assets	3,786	3,429
Total Assets	$29,599	$29,574

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,581	1,942
Accounts payable	1,576	1,666
Accrued payroll and related costs	678	652
Current operating lease liabilities	498	—
Accrued expenses and other current liabilities	3,139	3,355
Deferred revenue and advance contract payments	1,069	1,630
Income taxes payable	243	208
Total current liabilities	8,784	9,453

Long-term debt, net of current maturities	7,315	5,470
Non-current deferred revenue	747	256
Non-current operating lease liabilities	1,097	—
Non-current income tax liabilities and deferred tax liabilities	1,189	1,184
Other long-term liabilities	1,366	1,486
Total Liabilities	20,498	17,849

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2019 and March 31, 2019	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 255,605,750 issued as of December 31, 2019 and 270,213,891 issued as of March 31, 2019	3	3
Additional paid-in capital	10,701	11,301
(Accumulated deficit) retained earnings	(1,628)	478
Accumulated other comprehensive loss	(176)	(244)
Treasury stock, at cost, 2,132,967 and 1,788,658 shares as of December 31, 2019 and March 31, 2019	(151)	(136)
Total DXC stockholders’ equity	8,749	11,402
Non-controlling interest in subsidiaries	352	323
Total Equity	9,101	11,725
Total Liabilities and Equity	$29,599	$29,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net (loss) income	$(1,857)	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,429	1,514
Goodwill impairment losses	2,940	—
Operating right-of-use expense	506	—
Share-based compensation	57	57
Loss (gain) on dispositions	6	(137)
Unrealized foreign currency exchange loss (gain)	14	(32)
Other non-cash charges, net	7	(21)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	141	(1,012)
Decrease in operating lease liability	(506)	—
Decrease in other liabilities	(675)	(325)
Net cash provided by operating activities	2,062	1,035

Cash flows from investing activities:
Purchases of property and equipment	(240)	(219)
Payments for transition and transformation contract costs	(220)	(294)
Software purchased and developed	(178)	(183)
Payments for acquisitions, net of cash acquired	(1,997)	(332)
Business dispositions	—	(65)
Cash collections related to deferred purchase price receivable	513	761
Proceeds from sale of assets	55	283
Short-term investing	(75)	—
Other investing activities, net	20	9
Net cash used in investing activities	(2,122)	(40)

Cash flows from financing activities:
Borrowings of commercial paper	4,010	1,853
Repayments of commercial paper	(3,893)	(1,853)
Borrowings on long-term debt, net of discount	2,198	1,646
Principal payments on long-term debt	(1,029)	(2,619)
Payments on finance leases and borrowings for asset financing	(646)	(710)
Borrowings for USPS spin transaction	—	1,114
Proceeds from bond issuance	—	753
Proceeds from stock options and other common stock transactions	11	40
Taxes paid related to net share settlements of share-based compensation awards	(15)	(52)
Repurchase of common stock and advance payment for accelerated share repurchase	(736)	(1,253)
Dividend payments	(161)	(159)
Other financing activities, net	(44)	57
Net cash used in financing activities	(305)	(1,183)
Effect of exchange rate changes on cash and cash equivalents	26	(66)
Net decrease in cash and cash equivalents	(339)	(254)
Cash and cash equivalents at beginning of year	2,899	2,729
Cash and cash equivalents at end of period	$2,560	$2,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870
Net income				82			82	8	90
Other comprehensive income					252		252	31	283
Share-based compensation expense			6				6		6
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(2,354)		(98)	12			(86)		(86)
Stock option exercises and other common stock transactions	334						—		—
Dividends declared ($0.21 per share)				(54)			(54)		(54)
Non-controlling interest distributions and other							—	(7)	(7)
Balance at December 31, 2019	255,606	$3	$10,701	$(1,628)	$(176)	$(151)	$8,749	$352	$9,101

	Three Months Ended December 31, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2018	282,519	$3	$11,848	$136	$(382)	$(105)	$11,500	$337	$11,837
Net income				462			462	4	466
Other comprehensive loss					(82)		(82)	5	(77)
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(29)	(29)		(29)
Share repurchase program	(12,452)		(525)	(272)			(797)		(797)
Stock option exercises and other common stock transactions	1,565		3				3		3
Dividends declared ($0.19 per share)				(52)			(52)		(52)
Non-controlling interest distributions and other							—	(12)	(12)
Balance at December 31, 2018	271,632	$3	$11,343	$274	$(464)	$(134)	$11,022	$334	$11,356

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Nine Months Ended December 31, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(1,874)			(1,874)	17	(1,857)
Other comprehensive income (loss)					68		68	9	77
Share-based compensation expense			55				55		55
Acquisition of treasury stock						(15)	(15)		(15)
Share repurchase program	(15,934)		(669)	(67)			(736)		(736)
Stock option exercises and other common stock transactions	1,326		14				14		14
Dividends declared ($0.63 per share)				(165)			(165)		(165)
Non-controlling interest distributions and other							—	3	3
Balance at December 31, 2019	255,606	$3	$10,701	$(1,628)	$(176)	$(151)	$8,749	$352	$9,101

	Nine Months Ended December 31, 2018
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				983			983	8	991
Other comprehensive loss					(522)		(522)		(522)
Share-based compensation expense			57				57		57
Acquisition of treasury stock						(49)	(49)		(49)
Share repurchase program	(17,680)		(776)	(472)			(1,248)		(1,248)
Stock option exercises and other common stock transactions	2,919		29				29		29
Dividends declared ($0.57 per share)				(161)			(161)		(161)
Non-controlling interest distributions and other							—	(24)	(24)
Divestiture of USPS			(177)	(1,491)			(1,668)		(1,668)
Balance at December 31, 2018	271,632	$3	$11,343	$274	$(464)	$(134)	$11,022	$334	$11,356

(1) 2,132,967 treasury shares as of December 31, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company") helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies trust DXC to deploy its enterprise technology stack to deliver new levels of performance, competitiveness and customer experiences.

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

As a result of the Separation, the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2018.

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

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive income attributable to non-controlling interests are presented separately in the statements of comprehensive income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation. During the third quarter, DXC corrected an immaterial classification error related to the presentation of deferred revenue and advance contract payments and non-current deferred revenue that first occurred during fiscal 2018.

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

Leases

Effective April 1, 2019, the Company adopted ASU 2016-02, "Leases, Topic ASC 842" using the modified retrospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 7 - "Leases" for further discussion of the impact of adoption and other required disclosures. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating right-of-use ("ROU") assets, net, current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short-term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating ROU assets and operating lease liabilities are recognized at commencement based on the present value of lease payments over the lease term.

As most of the Company's leases do not provide an implicit rate, DXC uses its incremental borrowing rate based on the information available at commencement to determine the present value of lease payments. The incremental borrowing rate is the rate of interest that DXC would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The rate is dependent on several factors, including the lease term, currency of the lease payments and the Company's credit ratings.

Operating ROU assets also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease. Operating ROU assets and lease liabilities include these options when it is reasonably certain that they will be exercised. Lease arrangements generally do not contain any residual value guarantees or material restrictive covenants.

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

The Company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events.

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

When the Company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value assigned to each reporting unit is influenced by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

In accordance with its policy, the Company reviews the estimated useful lives of its property and equipment on an ongoing basis. As a result, effective April 1, 2019, the Company changed its estimate of the useful lives of its computers and related equipment from an average of four to five years to an average of four to seven years, which better reflects the estimated periods during which these assets will remain in service. This change resulted in a $68 million and $179 million decrease to depreciation expense for the three and nine months ended December 31, 2019, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 2 - Recent Accounting Pronouncements

During the nine months ended December 31, 2019, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

The Company recorded increases of $1.7 billion in assets and $1.8 billion in liabilities as of April 1, 2019, due to the recording of operating ROU assets and operating lease liabilities for lease obligations that were historically classified as operating leases. The Company's cumulative adjustment to the opening balance of retained earnings was not material. Additionally, the update did not have a material impact on the statements of operations or statements of cash flows.

DXC elected the practical expedient package permitted under Topic 842, which among other things, permits the Company not to reassess historical conclusions related to contracts that contain leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. DXC applied the lessee component election, allowing the Company to account for lease and non-lease components as a single lease component. In addition, DXC made an accounting policy election to not capitalize leases with an initial term of 12 months or less that do not contain a ‘reasonably certain’ purchase option.

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

DXC's impairment testing resulted in a non-cash impairment charge of $2,940 million, consisting of $2,675 million and $265 million in its GBS and GIS reporting units, respectively. See Note 11 - "Goodwill" for additional information.

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
August 2018

ASU 2018-15,
"Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract"
Fiscal 2021
This update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively.
DXC is currently evaluating its cloud computing arrangements for the potential impact this update may have on its financial statements in future reporting periods.

Other recently issued ASUs effective after December 31, 2019 are not expected to have a material effect on DXC's consolidated financial statements.

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

(in millions)	Estimated Fair Value
Cash and cash equivalents	$113
Accounts receivable	233
Other current assets	15
Total current assets	361
Property and equipment	31
Intangible assets	571
Other assets	96
Total assets acquired	1,059
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(119)
Deferred revenue	(8)
Long-term deferred tax liabilities and income tax payable	(86)
Other liabilities	(68)
Total liabilities assumed	(281)
Net identifiable assets acquired	778
Goodwill	1,245
Total estimated consideration transferred	$2,023

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

As of December 31, 2019, DXC has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables; other current assets; property and equipment; intangible assets; other assets; deferred income taxes, net and other income tax liabilities; deferred revenue and advanced contract payments; accounts payable and accrued liabilities; other liabilities; loss contracts; non-controlling interest; and goodwill.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

During the three months ended December 31, 2019, the Company made a number of refinements to the June 14, 2019 preliminary purchase price allocation. These refinements were primarily driven by the Company recording valuation adjustments that decreased developed technology by $69 million, decreased trade names by $23 million and, increased customer related intangibles by $32 million and related deferred tax adjustments which resulted in a decrease in net identifiable assets of $60 million.

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

During the quarter ended September 30, 2019, DXC updated the fair value allocation to land, buildings and leasehold improvements using the direct capitalization method of the income approach and the cost approach. For all other categories of property and equipment, based on the nature of the assets, the Company determined that the net book value represents the preliminary fair value.

Identified intangible assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer related intangibles	$411	10
Trade names	$143	20
Developed technology	$6	3
Third-party purchased software	$11	3
Total	$571

Developed technology and third-party purchased software are included in the software category and trade names are included in the other intangible assets category in Note 10 -"Intangible Assets".

The Company estimated the preliminary value of customer relationships using the multi-period excess earnings method under the income approach and the preliminary value of trade names and developed technology using a relief from royalty method under the income approach. The Company determined that the net book value of the purchased software represents the preliminary fair value.

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

(in millions)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019(1)
Revenues	$225	$483
Net income (loss)	$7	$(1)

(1) Results for the nine months ended December 31, 2019, reflect operations subsequent to the acquisition date of June 14, 2019, not the full nine-month period.

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

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023. Results for the nine months ended December 31, 2019 include $39 million of revenue and income from continuing operations before taxes associated with the IT services agreement.

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

DXC's former Chief Executive Officer, J. Michael Lawrie, served as DXC's Chairman until his retirement on December 31, 2019. Mr. Lawrie became Chairman of Perspecta effective as of the Separation and he continues to serve as Chairman of Perspecta. DXC's Chief Financial Officer, Paul N. Saleh, served as a Director of Perspecta until his term ended on August 13, 2019. Due to Mr. Lawrie's and Mr. Saleh's leadership positions at DXC and Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation. Transactions with Perspecta were immaterial to the Company's financial statements for the three and nine months ended December 31, 2019 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of December 31, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following is a summary of the operating results for USPS which have been reflected within income from discontinued operations, net of tax:

(in millions)	Nine Months Ended December 31, 2018(1)
Revenue	$431

Costs of services	311
Selling, general and administrative	50
Depreciation and amortization	33
Restructuring costs	1
Interest expense	8
Other income, net	(25)
Total costs and expenses	378
Total income from discontinued operations, before income taxes	53
Income tax expense	18
Total income from discontinued operations	$35

(1) Results for the nine months ended December 31, 2018 reflect operations through the Separation date of May 31, 2018, not the full nine-month period.

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of USPS is included in the statements of cash flows:

(in millions)	Nine Months Ended December 31, 2018
Depreciation	$16
Amortization	$17
Capital expenditures	$—
Significant operating non-cash items:
Gain on dispositions	$24

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Earnings (Loss) per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss) attributable to DXC common shareholders:
From continuing operations	$82	$462	$(1,874)	$948
From discontinued operations	$—	$—	$—	$35

Common share information:
Weighted average common shares outstanding for basic EPS	255.09	275.66	260.24	280.47
Dilutive effect of stock options and equity awards	0.96	3.33	—	4.23
Weighted average common shares outstanding for diluted EPS	256.05	278.99	260.24	284.70

Earnings (Loss) per share:
Basic
Continuing operations	$0.32	$1.68	$(7.20)	$3.38
Discontinued operations	$—	$—	$—	$0.12
Total	$0.32	$1.68	$(7.20)	$3.50

Diluted
Continuing operations	$0.32	$1.66	$(7.20)	$3.33
Discontinued operations	$—	$—	$—	$0.12
Total	$0.32	$1.66	$(7.20)	$3.45

For the three months ended December 31, 2019, stock options of 621,028, and restricted stock units (RSUs) of 2,125,734, and for the three months ended December 31, 2018, RSUs of 230,803 were excluded in the computation of diluted EPS, which if included, would have been anti-dilutive.

For the nine months ended December 31, 2019, stock options of 818,490, performance stock units of 351,410 and RSUs of 2,116,898 were excluded from the computation of diluted EPS due to the Company's net loss. For the nine months ended December 31, 2018, RSUs of 28,585 were excluded in the computation of diluted EPS, which if included, would have been anti-dilutive.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 6 - Sale of Receivables

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of December 31, 2019, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly-owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2020, Receivables SPV amended the Receivables Facility (the "Amendment") to increase the investment limit from $600 million to $750 million and extend the termination date to August 19, 2020. Under the terms of the amended Receivables Facility, there are no longer deferred purchase prices ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. Prior to the Amendment, DPP's were realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities. The DPP was $525 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP and returned title to the applicable underlying receivables titles to Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 19 - "Cash Flows."

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2019, the total availability under the Receivables Facility was $639 million and the amount sold to the Purchasers was $650 million, which was derecognized from the Company's balance sheet. The Receivables Facility is scheduled to terminate on August 19, 2020, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV's sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of and for the Three Months Ended	As of and for the Nine Months Ended
	December 31, 2018	December 31, 2019	December 31, 2018
Beginning balance	$540	$574	$233
Transfers of receivables	1,199	1,214	4,175
Collections	(1,215)	(1,265)	(3,115)
Change in funding availability	74	2	(236)
Facility amendments	—	(525)	(457)
Fair value adjustment	—	—	(2)
Ending balance	$598	$—	$598

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

German Receivables Facility

On October 1, 2019, DXC executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of December 31, 2019, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The facility has an investment limit of €200 million (approximately $225 million as of December 31, 2019). Under the DE Receivables Facility, certain DXC subsidiaries located in Germany (the "DE Sellers") sell accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables"), a trust owned bankruptcy-remote entity, in a true sale. Pursuant to a receivables purchase agreement, DE Receivables subsequently sells the receivables to the DE Purchasers in return for payments of capital. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPP are classified as cash flows from investing activities.

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2019, the total availability under the DE Receivables Facility was approximately $117 million and the drawn amount was $109 million. As of December 31, 2019, the Company recorded a $8 million receivable within receivables, net because the amount of cash proceeds received by the Company under the DE Receivables Facility was less than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2020, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

The Company’s risk of loss following the transfer of accounts receivable under the DE Receivables Facility is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the DE Receivables Facility.

Certain obligations of DE Sellers under the DE Receivables Facility and certain DXC subsidiaries located in Germany, as initial servicers, are guaranteed by the Company under a performance guaranty, made in favor of an administrative agent on behalf of the DE Purchasers. However, the performance guaranty does not cover DE Receivables SPV’s obligations to pay yield, fees or invested amounts to the administrative agent or any of the DE Purchasers.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of December 31, 2019
Beginning balance	$—
Transfers of receivables	534
Collections	(427)
Change in funding availability	13
Ending balance	$120

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	As of and for the Nine Months Ended December 31, 2018(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

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

The components of lease expense were as follows:

(in millions)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost	$166	$506
Short-term lease cost	17	41
Variable lease cost	9	35
Sublease income	(9)	(28)
Total operating costs	$183	$554

Finance lease cost:
Amortization of right-of-use assets	$90	$339
Interest on lease liabilities	16	50
Total finance lease cost	$106	$389

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 19 - "Cash Flows."

(in millions)	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$506
Operating cash flows from finance leases	$50
Financing cash flows from finance leases	$436

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2019
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,484
ROU finance lease assets	Property and Equipment, net	1,277
Total		$2,761

Liabilities:
Current
Operating lease	Current operating lease liabilities	$498
Finance lease	Short-term debt and current maturities of long-term debt	475
Total		$973

Non-current
Operating lease	Non-current operating lease liabilities	$1,097
Finance lease	Long-term debt, net of current maturities	639
Total		$1,736

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

Weighted Average remaining lease term:	Years
Operating leases	4.8
Finance leases	2.8

Weighted average remaining discount rate:	Rate
Operating leases	3.7%
Finance leases	6.5%

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of December 31, 2019:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2020	$115	$31	$148
2021	398	84	449
2022	321	38	325
2023	240	15	183
2024	182	9	69
Thereafter	305	14	10
Total lease payments	1,561	191	1,184
Less: imputed interest	(147)	(10)	(70)
Total payments	$1,414	$181	$1,114

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

	Fair Value Hierarchy
(in millions)	December 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$7	$7	$—	$—
Time deposits(1)	256	256	—	—
Other debt securities(2)	54	—	51	3
Deferred purchase price receivable	120	—	—	120
Total assets	$437	$263	$51	$123

Liabilities:
Contingent consideration	$58	$—	$—	$58
Total liabilities	$58	$—	$—	$58

	March 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	194	194	—	—
Other debt securities(2)	53	—	49	4
Deferred purchase price receivable	574	—	—	574
Total assets	$827	$200	$49	$578

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $38 million and $38 million, and unrealized gains of $13 million and $11 million, as of December 31, 2019 and March 31, 2019, respectively.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding finance lease liabilities, was $7.1 billion and $5.6 billion as of December 31, 2019 and March 31, 2019, respectively, as compared with carrying value of $7.0 billion and $5.6 billion as of December 31, 2019 and March 31, 2019, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2019 and March 31, 2019 was $556 million and $277 million, respectively. As of December 31, 2019, the related forecasted transactions extend through June 2021.

For the three and nine months ended December 31, 2019 and December 31, 2018, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and nine months ended December 31, 2019 and December 31, 2018, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2019, $5 million of the existing amount of loss related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

During fiscal 2019, the Company designated certain foreign currency forward contracts as net investment hedges. These contracts were de-designated and settled during the nine months ended December 31, 2019, and as of December 31, 2019, there were none outstanding. As of December 31, 2018, there were no foreign currency forward contracts designated as net investment hedges.

The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in income from continuing operations was $(1) million and $2 million for the three and nine months ended December 31, 2019. The pre-tax loss on derivatives designated for hedge accounting recognized in other comprehensive loss was $10 million and $21 million for the three and nine months ended December 31, 2019, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of December 31, 2019 and March 31, 2019 were $2.2 billion and $2.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following table presents the pretax amounts impacting income related to foreign currency forward contracts:

		For the Three Months Ended		For the Nine Months Ended
(in millions)	Statement of Operations Line Item	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Foreign currency forward contracts	Other expense (income), net	$1	$18	$(21)	$62

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	December 31, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$3	$38
Total fair value of derivatives designated for hedge accounting		$3	$38

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$5	$5
Total fair value of derivatives not designated for hedge accounting		$5	$5

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	December 31, 2019	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8	$4
Total fair value of derivatives designated for hedge accounting:		$8	$4

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$12	$9
Total fair value of derivatives not designated for hedge accounting		$12	$9

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2019, there were no counterparties with a concentration of credit risk.

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

DXC had designated $2.0 billion as of December 31, 2019 and $0 billion as of March 31, 2019 of foreign currency-denominated debt, as hedges of net investments in non-U.S. subsidiaries. The pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) were $(57) million and $9 million for the three and nine months ended December 31, 2019, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,217	$2,622	$1,595
Customer related intangible assets	5,941	1,607	4,334
Other intangible assets	244	33	211
Total intangible assets	$10,402	$4,262	$6,140

	As of March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,864	$2,235	$1,629
Customer related intangible assets	5,389	1,139	4,250
Other intangible assets	85	25	60
Total intangible assets	$9,338	$3,399	$5,939

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Intangible asset amortization	$272	$225	$747	$665
Transition and transformation contract cost amortization(1)	71	59	197	188
Total amortization expense	$343	$284	$944	$853

(1)	Transaction and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of December 31, 2019 is as follows:

Fiscal Year	(in millions)
Remainder of 2020	$404
2021	$1,021
2022	$940
2023	$862
2024	$779

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2019.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,300	$5,068	$10,368
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2019, net	$4,599	$3,007	$7,606

Acquisitions	1,271	65	1,336
Foreign currency translation	1	—	1
Impairment losses(1)	(2,675)	(265)	(2,940)

Goodwill, gross	6,572	5,133	11,705
Accumulated impairment losses	(3,376)	(2,326)	(5,702)
Balance as of December 31, 2019, net	$3,196	$2,807	$6,003

(1) While preparing the fiscal 2020 third quarter financial statements, DXC recorded out-of-period corrections for previously unrecognized tax effects on tax deductible goodwill balances impaired during the fiscal 2020 second quarter. As a result, the balance sheet at December 31, 2019 includes reclassifications to reduce goodwill and increase deferred income taxes by $53 million. The income statement for the fiscal 2020 third quarter includes reclassifications that increase goodwill impairment losses and increase income tax benefit by $53 million. Based on an analysis of quantitative and qualitative factors, DXC determined that the out-of-period corrections are immaterial to the prior reporting periods affected.

The additions to goodwill were due to the acquisitions described in Note 3 - "Acquisitions" including goodwill of some insignificant acquisitions. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company performed its annual goodwill impairment assessment as of July 1, 2019. Subsequent to the measurement date, the Company experienced a decline in its stock price and market capitalization that represented an indicator of impairment as the observed declines were substantial and sustained. As a result, the Company performed a quantitative goodwill impairment test for all of its reporting units, consistent with its policy described in Note 1 - "Summary of Significant Accounting Policies.” As part of the reconciliation to the Company’s market capitalization, the Company concluded that the carrying values of its reporting units exceeded their estimated fair values and recognized a non-cash impairment charge of $2,940 million, consisting of $2,675 million and $265 million in its GBS and GIS segments, respectively. Further declines in DXC’s share price or other impairment indicators could result in additional impairment charges in the future. The goodwill impairment charge does not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.23)% - 2.76%	2020	$809	$694
Current maturities of long-term debt	Various	2020 - 2021	297	766
Current maturities of finance lease liabilities	.62% - 17.68%	2020 - 2021	475	482
Short-term debt and current maturities of long-term debt			$1,581	$1,942

Long-term debt, net of current maturities
AUD term loan	1.68% - 2.66%(2)	2022	562	567
GBP term loan	1.57 - 1.63%(3)	2022	595	583
EUR term loan	0.65%(4)	2022	840	—
EUR term loan	0.80%(5)	2023	840	—
USD term loan	2.95% - 3.67%(6)	2025	486	—
$500 million Senior notes	2.88%	2020	—	502
$500 million Senior notes	3.08% - 3.69%	2021	—	498
$274 million Senior notes	4.45%	2023	276	277
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	505	506
£250 million Senior notes	2.75%	2025	328	322
€650 million Senior notes	1.75%	2026	725	725
$500 million Senior notes	4.75%	2028	508	508
$234 million Senior notes	7.45%	2030	272	273
Lease credit facility	2.70% - 3.50%	2020 - 2023	15	25
Finance lease liabilities	.62% - 17.68%	2020 - 2025	1,114	1,127
Borrowings for assets acquired under long-term financing	0.38% - 5.78%	2020 - 2026	718	462
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	62
Other borrowings	0.50% - 7.40%	2020 - 2022	69	109
Long-term debt			8,087	6,718
Less: current maturities			772	1,248
Long-term debt, net of current maturities			$7,315	$5,470

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in U.S. dollars.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Term Loans

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior Notes due 2025 and the €650 million Senior Notes due 2026 which are payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Note 13 - Revenue

Revenue Recognition

The following table presents our revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
United States	$1,843	$1,917	$5,500	$5,667
United Kingdom	707	749	2,100	2,309
Australia	380	377	1,119	1,222
Other Europe	1,329	1,384	3,819	3,994
Other International	762	751	2,224	2,281
Total Revenues	$5,021	$5,178	$14,762	$15,473

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of December 31, 2019, approximately $25.6 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 15% of these remaining performance obligations in fiscal 2020, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	December 31, 2019	March 31, 2019
Trade receivables, net	$3,233	$3,232
Contract assets	$463	$390
Contract liabilities	$1,816	$1,886

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Change in contract liabilities were as follows:

(in millions)	Nine Months Ended December 31, 2019
Balance, beginning of period	$1,886
Deferred revenue	2,091
Recognition of deferred revenue	(2,137)
Currency translation adjustment	12
Other	(36)
Balance, end of period	$1,816

Note 14 - Restructuring Costs

The Company recorded restructuring costs of $74 million and $76 million, net of reversals, for the three months ended December 31, 2019 and December 31, 2018, respectively. For the nine months ended December 31, 2019 and December 31, 2018, the Company recorded restructuring costs of $248 million and $418 million, net of reversals, respectively. The costs recorded during the three and nine months ended December 31, 2019 were largely a result of the Fiscal 2020 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	December 31, 2019
Accrued expenses and other current liabilities	$204
Other long-term liabilities	38
Total	$242

Summary of Restructuring Plans

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization.

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES") and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $491 million, comprising $348 million in employee severance and $143 million of facilities costs.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger (as defined below) restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $774 million, comprising $587 million in employee severance and $187 million of facilities costs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2019	Adoption of ASC 842(1)	Costs Expensed, Net of Reversals(2)	Costs Not Affecting Restructuring Liability(3)	Cash Paid	Other(4)	Restructuring Liability as of December 31, 2019
Fiscal 2020 Plan
Workforce Reductions	$—	$—	$252	$(11)	$(139)	$1	$103
Facilities Costs	—	—	23	(10)	(11)	—	2
Total	$—	$—	$275	$(21)	$(150)	$1	$105

Fiscal 2019 Plan
Workforce Reductions	$138	$—	$(15)	$(3)	$(70)	$—	$50
Facilities Costs	68	(53)	(1)	(1)	(6)	1	8
Total	$206	$(53)	$(16)	$(4)	$(76)	$1	$58

Fiscal 2018 Plan
Workforce Reductions	$59	$—	$(7)	$—	$(28)	$1	$25
Facilities Costs	35	(36)	(1)	—	(2)	4	—
Total	$94	$(36)	$(8)	$—	$(30)	$5	$25

Other Prior Year Plans
Workforce Reductions	$9	$—	$(1)	$—	$(2)	$—	$6
Facilities Costs	1	(1)	—	—	—	—	—
Total	$10	$(1)	$(1)	$—	$(2)	$—	$6

Acquired Liabilities
Workforce Reductions	$51	$—	$3	$—	$(14)	$(1)	$39
Facilities Costs	$18	—	(5)	—	(1)	(3)	9
Total	$69	$—	$(2)	$—	$(15)	$(4)	$48

(1) Represents restructuring liability recorded as an offset to right-of-use assets upon the adoption of ASC 842.
(2) Costs expensed, net of reversals include $19 million, $10 million, and $3 million of costs reversed from the Fiscal 2019 Plan, Fiscal 2018 Plan and Other Prior Year Plans, respectively.
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

The Company contributed $39 million and $71 million to the defined benefit pension and OPEB plans during the three and nine months ended December 31, 2019, respectively. The Company expects to contribute an additional $32 million during the remainder of fiscal 2020, which does not include certain salary deferral programs and future potential termination benefits related to the Company's potential restructuring activities.

During the three and nine months ended December 31, 2019, the Company accrued $0 million and $17 million, respectively, of additional contractual termination benefits for certain employees as part of restructuring plans (see Note 14 - "Restructuring Costs"). These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Service cost	$23	$21	$69	$66
Interest cost	60	62	177	190
Expected return on assets	(161)	(139)	(476)	(426)
Amortization of prior service costs	(2)	(4)	(6)	(11)
Contractual termination benefit	—	2	17	2
Curtailment gain	—	—	—	(1)
Net periodic pension income	$(80)	$(58)	$(219)	$(180)

The service cost component of net periodic pension income is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net, except for contractual termination benefit which is included in restructuring, in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost for the three and nine months ended December 31, 2019 and December 31, 2018 were:

	December 31, 2019	December 31, 2018
Discount or settlement rates	2.4%	2.3%
Expected long-term rates of return on assets	5.8%	5.3%
Rates of increase in compensation levels	2.0%	2.0%

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $58 million as of December 31, 2019 and $59 million as of March 31, 2019.

Note 16 - Income Taxes

The Company's effective tax rate from continuing operations ("ETR") was 29.1% and 0.6% for the three months ended December 31, 2019 and December 31, 2018, respectively, and (11.5)% and 17.7% for the nine months ended December 31, 2019 and December 31, 2018, respectively. For the three months ended December 31, 2019, the primary drivers of the ETR were the impact of previously unrecognized tax effects on the tax deductible goodwill impaired during the fiscal 2020 second quarter, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to audit activity. For the nine months ended December 31, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to audit activity, and an increase in prior year U.S. federal research and development income tax credits, net. For the three months ended December 31, 2018, the primary drivers of the effective tax rate ("ETR") were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, and the decrease in transition tax liability. For the nine months ended December 31, 2018, the primary drivers of the ETR were the global mix of income, the net decrease in valuation allowances on certain foreign deferred tax assets, the decrease in transition tax liability, the filing of the October 31, 2017 U.S. federal tax return and the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits.

The tax expense associated with discontinued operations for the nine months ended December 31, 2019 was $0 million as compared to $18 million during the same period of the prior fiscal year. The primary driver of the variance in the tax expense for the nine months ended December 31, 2019 and December 31, 2018 was the difference in income before tax for the respective periods.

As the result of the issuance of new U.S. Treasury regulations in the first quarter of fiscal 2020, the Company changed its permanent reinvestment assertion in the first quarter of fiscal 2020 with respect to certain foreign corporations, reducing the amount that will ultimately be repatriated to the U.S. by approximately $498 million. With the exception of this change, DXC's prior permanent reinvestment assertion, that the Company will repatriate all current and accumulated earnings for all non-U.S. subsidiaries other than India, continues to apply. DXC does not believe this assertion change will have an adverse effect on the Company as U.S. cash needs will be satisfied from other sources of non-U.S. earnings.

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

In the first quarter of fiscal 2020, we filed for competent authority relief relating to certain legacy CSC foreign restructuring expenses deducted for the U.S. federal tax return for tax year March 31, 2013. The Company has agreed to extend the statute of limitations associated with the fiscal years 2011 through 2013 through December 31,2020. In the second quarter of fiscal 2020, the Company received a Revenue Agent's Report with proposed adjustments to CSC's fiscal 2014 through 2017 federal returns. The Company has filed a protest for certain of these adjustments with the IRS Office of Appeals. The Company has agreed to extend the statute of limitations for the fiscal 2014 through fiscal 2016 through December 31, 2020. The Company expects to reach a resolution for all years no earlier than the fourth quarter of fiscal 2021 except agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2013 federal tax returns, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued for unrecognized tax benefits. In the third quarter of fiscal 2020 the Company’s liability for uncertain tax positions increased by $20 million (excluding interest and penalties and related tax attributes) largely due to additions for U.S. federal research and development credits and certain audits. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $25 million to $28 million, excluding interest, penalties and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

	Fiscal 2020			Fiscal 2019
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	5,510,415	$54.44	$300	3,779,194	$85.86	$324
ASR	1,849,194	54.08	100	—	—	—
1st Quarter Total	7,359,609	54.35	400	3,779,194	85.86	324
2nd Quarter
Open market purchases	4,414,840	33.96	150	1,448,729	87.16	127
ASR	1,805,350	55.39	100	—	—	—
2nd Quarter Total	6,220,190	40.18	250	1,448,729	87.16	127
3rd Quarter
Open market purchases	2,353,852	36.68	86	12,452,514	63.96	797
ASR	—	—	—	—	—	—
3rd Quarter Total	2,353,852	36.68	86	12,452,514	63.96	797
Total	15,933,651	$46.21	$736	17,680,437	$70.58	$1,248

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	78	(4)	2	—	76
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(6)	(8)
Balance at December 31, 2019	$(439)	$(9)	$11	$261	$(176)

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(472)	(25)	(1)	(23)	(521)
Amounts reclassified from accumulated other comprehensive loss	—	9	—	(10)	(1)
Balance at December 31, 2018	$(733)	$(7)	$8	$268	$(464)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 7,939 and 18,420 shares purchased under this plan during the three and nine months ended December 31, 2019.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of December 31, 2019
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	34,200,000	19,613,146
DXC Director Equity Plan	230,000	33,451
DXC Share Purchase Plan	250,000	216,969
Total	34,680,000	19,863,566

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(315,655)	$31.87		$8
Canceled/Forfeited	(618)	$48.60
Expired	(106,902)	$34.46
Outstanding as of December 31, 2019	1,895,593	$29.92	4.69	$18
Vested and expected to vest in the future as of December 31, 2019	1,895,481	$29.92	4.69	$18
Exercisable as of December 31, 2019	1,893,723	$29.89	4.69	$18

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2019	2,809,775	$67.27	75,750	$46.31
Granted	2,932,783	$47.45	68,200	$35.70
Settled	(986,573)	$54.57	(23,335)	$60.90
Canceled/Forfeited	(571,475)	$61.39	—	$—
Outstanding as of December 31, 2019	4,184,510	$57.18	120,615	$37.49

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Total share-based compensation cost	$9	$16	$57	$57
Related income tax benefit	$(3)	$5	$8	$11
Total intrinsic value of options exercised	$1	$3	$8	$38
Tax benefits from exercised stock options and awards	$3	$13	$13	$32

As of December 31, 2019, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $1 million and $140 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.06 years.

Note 19 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018
Cash paid for:
Interest	$277	$250
Taxes on income, net of refunds (1)	$202	$120

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$314	$—
Prepaid assets acquired under long-term financing	$23	$—
Investing:
Capital expenditures in accounts payable and accrued expenses	$121	$62
Capital expenditures through finance lease obligations	$507	$548
Assets acquired under long-term financing	$282	$160
(Decrease) / increase in deferred purchase price receivable	$58	$1,194
Contingent consideration	$19	$41
Financing:
Dividends declared but not yet paid	$54	$52

(1) Income tax refunds were $36 million and $166 million for the nine months ended December 31, 2019 and December 31, 2018, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2019
Revenues	$2,359	$2,662	$5,021	$—	$5,021
Segment profit	$353	$232	$585	$(57)	$528
Depreciation and amortization(1)	$61	$244	$305	$28	$333

Three Months Ended December 31, 2018
Revenues	$2,169	$3,009	$5,178	$—	$5,178
Segment profit	$395	$528	$923	$(83)	$840
Depreciation and amortization(1)	$23	$324	$347	$27	$374

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2019
Revenues	$6,803	$7,959	$14,762	$—	$14,762
Segment profit	$1,078	$815	$1,893	$(184)	$1,709
Depreciation and amortization(1)	$128	$771	$899	$82	$981

Nine Months Ended December 31, 2018
Revenues	$6,493	$8,980	$15,473	$—	$15,473
Segment profit	$1,198	$1,475	$2,673	$(231)	$2,442
Depreciation and amortization(1)	$59	$910	$969	$93	$1,062

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $146 million and $134 million for the three months ended December 31, 2019 and 2018, respectively, and $435 million and $401 million for the nine months ended December 31, 2019 and 2018 respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Profit
Total profit for reportable segments	$585	$923	1,893	$2,673
All other loss	(57)	(83)	(184)	(231)
Interest income	33	27	130	92
Interest expense	(93)	(81)	(288)	(249)
Restructuring costs	(74)	(76)	(248)	(418)
Transaction, separation and integration-related costs	(68)	(107)	(226)	(305)
Amortization of acquired intangible assets	(146)	(134)	(435)	(401)
Goodwill impairment losses	(53)	—	(2,940)	—
Gain on arbitration award	—	—	632	—
Income (loss) from continuing operations before income taxes	$127	$469	$(1,666)	$1,161

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 6 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of December 31, 2019 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2020	$394
2021	1,951
2022	647
2023	537
2024	261
Thereafter	25
Total	$3,815

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 31, 2019:

(in millions)	Fiscal 2020	Fiscal 2021	Fiscal 2022 and Thereafter	Totals
Surety bonds	$20	$334	$161	$515
Letters of credit	104	68	411	583
Stand-by letters of credit	60	99	31	190
Totals	$184	$501	$603	$1,288

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

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC's vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. Following the submission of briefs, oral argument was held on September 5, 2019. On January 10, 2020, the Court of Appeals issued a decision denying the Company’s appeal. The Company has filed a Petition for Rehearing, seeking review by the entire en banc Court of Appeals. The Company expects a decision on its Petition in February 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company has been pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies. Certain carriers have accepted coverage while others have denied coverage. If the Company’s Petition for Rehearing is denied, the Company will pay the balance of the judgment not paid by its insurance carriers. This balance is estimated to be between $25 and $60 million. The Company believes it has coverage for these amounts and continues to discuss recovery with its insurance carriers. If necessary, the Company intends to vigorously pursue recovery from its insurance carriers.

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

A mediation was held in October 2018 with the 16 named and opt-in plaintiffs who were involved in the case at that time. A settlement was reached, which included seven plaintiffs who were employed by former business units of HPE that are now owned by the Company. In June 2019, a second mediation was held with 145 additional opt-in plaintiffs who were compelled to arbitration pursuant to their release agreements. In December 2019, a settlement was reached with 142 of the opt-in plaintiffs, 35 of whom were employed by former business units of HPE that are now owned by the Company, and for which the Company is liable.

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties have submitted their initial briefs in the appellate case, and briefing is expected to conclude in November 2019. The parties have submitted their briefs in the appellate case and are awaiting the scheduling of oral argument.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

In March 2019, three related shareholder derivative lawsuits were filed in the District Court of the State of Nevada, in and for Clark County, against two of the Company’s current officers and the members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. By agreement of the parties and order of the court, those lawsuits were consolidated on July 18, 2019, and are presently stayed pending resolution of the Company’s motion to dismiss in the federal putative class action filed in the Eastern District of Virginia.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company and officers and directors of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and officers and directors of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company and officers and directors of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. The Company intends to file motions to stay the consolidated state court case in favor of the federal action and, ultimately, to dismiss all claims asserted in these actions.

On October 2, 2019, a shareholder derivative lawsuit was filed in the District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company moved to dismiss the complaint on the basis that the Board’s decision to defer action was not a refusal of the demand and was within its discretion. The Company’s motion to dismiss was denied on January 22, 2020. The Company will seek to stay the matter pursuant to prior court orders staying related derivative lawsuits pending before the court.

The Company believes that the lawsuits described above are without merit, and it intends to vigorously defend them.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company is finalizing its internal investigation and provided supplemental information to OFAC on January 31, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Perspecta Arbitration: In October 2019, Perspecta Inc. (“Perspecta”) submitted a demand for arbitration claiming that in June 2018 DXC breached certain obligations under the Separation and Distribution Agreement between Perspecta and DXC, and seeking at least $120 million in alleged damages. In December 2019, Perspecta increased its claim to $500 million, without specifying the basis for its damages. In its arbitration demand, Perspecta also challenges $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta. DXC believes the invoices were properly issued and the amounts are owed by Perspecta. DXC believes that Perspecta's claims are without merit and intends to vigorously defend itself.

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

•	the ability to succeed in our strategic objectives, including strategic alternatives material for our business;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	our credit rating and the ability to manage working capital, refinance and raise additional capital for future needs;

•	our ability to remediate any material weakness and maintain effective internal control over financial reporting;

•	the resolution of pending investigations, claims and disputes; and

•
the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2019 and September 30, 2019 and of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and the first nine months of fiscal 2020 and our financial condition as of December 31, 2019. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and the first nine months of fiscal 2020 and fiscal 2019.

Background

DXC Technology helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies trust DXC to deploy our enterprise technology stack to deliver new levels of performance, competitiveness and customer experiences.

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

Results of Operations

The following table sets forth certain financial data for the third quarters and first nine months of fiscal 2020 and fiscal 2019:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenues	$5,021	$5,178	$14,762	$15,473

Income (loss) from continuing operations, before taxes	127	469	(1,666)	1,161
Income tax expense	37	3	191	205
Income (loss) from continuing operations	90	466	(1,857)	956
Income from discontinued operations, net of taxes	—	—	—	35
Net income (loss)	$90	$466	$(1,857)	$991

Diluted earnings (loss) per share:
Continuing operations	$0.32	$1.66	$(7.20)	$3.33
Discontinued operations	$—	$—	$—	$0.12

Fiscal 2020 Highlights

Financial highlights for the third quarter and first nine months of fiscal 2020 include the following:

•
Revenues for the third quarter and first nine months of fiscal 2020 were $5.0 billion and $14.8 billion, respectively, a decrease of 3% and 5%, respectively, as compared to the same periods of the prior fiscal year.

•
Income from continuing operations and diluted EPS from continuing operations for the third quarter of fiscal 2020 were $90 million and $0.32, respectively, including the cumulative impact of certain items of $(238) million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $466 million and $1.66, respectively, for the same period of the prior fiscal year.

•
Loss from continuing operations and diluted EPS from continuing operations for the first nine months of fiscal 2020 were $1,857 million and $7.20, respectively, including the cumulative impact of certain items of $(3,019) million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, goodwill impairment losses, gain on arbitration award and a tax adjustment related to U.S. tax reform. This compares with income from continuing operations and diluted EPS from continuing operations of $956 million and $3.33, respectively, for the same period of the prior fiscal year.

•	Our cash and cash equivalents were $2.6 billion as of December 31, 2019.

•	We generated $2,062 million of cash from operations during the first nine months of fiscal 2020, as compared to cash generated of $1,035 million during the first nine months of fiscal 2019.

•
We returned $897 million to shareholders in the form of common stock dividends and share repurchases during the first nine months of fiscal 2020, as compared to $1,407 million during the first nine months of fiscal 2019.

Revenues

	Three Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percentage Change
GBS	$2,359	$2,169	$190	8.8%
GIS	2,662	3,009	(347)	(11.5)%
Total Revenues	$5,021	$5,178	$(157)	(3.0)%

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percentage Change
GBS	$6,803	$6,493	$310	4.8%
GIS	7,959	8,980	(1,021)	(11.4)%
Total Revenues	$14,762	$15,473	$(711)	(4.6)%

The decrease in revenues for the first nine months of fiscal 2020, compared with fiscal 2019 of the same period, reflects an ongoing decline in our traditional application maintenance business and legacy infrastructure services. Fiscal 2020 revenues included an unfavorable foreign currency exchange rate impact of 2.2%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

During the third quarter and first nine months of fiscal 2020 and fiscal 2019, the distribution of our revenues across geographies was as follows:

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

As a global company, approximately 63% of our revenues for the first nine months of fiscal 2020 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency December 31, 2019	December 31, 2018	Change	Percentage Change
GBS	$2,384	$2,169	$215	9.9%
GIS	2,691	3,009	(318)	(10.6)%
Total	$5,075	$5,178	$(103)	(2.0)%

	Nine Months Ended
(in millions)	Constant Currency December 31, 2019	December 31, 2018	Change	Percentage Change
GBS	$6,942	$6,493	$449	6.9%
GIS	8,165	8,980	(815)	(9.1)%
Total	$15,107	$15,473	$(366)	(2.4)%

Global Business Services

GBS revenue was $2,359 million in the third quarter and $6,803 million in the first nine months of fiscal 2020, an increase of 8.8% and 4.8%, respectively, compared to the corresponding periods in fiscal 2019. GBS revenue in constant currency increased 9.9% and 6.9% in the third quarter and first nine months of fiscal 2020, respectively, as compared to the corresponding periods in fiscal 2019. The increase in GBS revenue in fiscal 2020 periods reflects the contributions from our Luxoft and other acquisitions further discussed in Note 3 - "Acquisitions".

For the third quarter and first nine months of fiscal 2020, GBS contract awards were $2.5 billion and $6.8 billion, respectively, as compared to $2.3 billion and $6.5 billion in the corresponding periods of fiscal 2019.

Global Infrastructure Services

GIS revenue was $2,662 million in the third quarter and $7,959 million in the first nine months of fiscal 2020, a decrease of 11.5% and 11.4%, respectively, compared to the corresponding periods in fiscal 2019. GIS revenue in constant currency decreased 10.6% and 9.1% in the third quarter and first nine months of fiscal 2020, respectively, as compared to the corresponding periods in fiscal 2019. The decrease in GIS revenues in fiscal 2020 periods reflects declines in our traditional infrastructure businesses.

For the third quarter and first nine months of fiscal 2020, GIS contract awards were $2.8 billion and $6.5 billion, respectively, as compared to $3.4 billion and $8.5 billion in the corresponding periods of fiscal 2019.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,827	$3,725	76.1%	71.8%	4.3
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	518	491	10.3	9.5	0.8
Depreciation and amortization	479	508	9.5	9.8	(0.3)
Goodwill impairment losses	53	—	1.1	—	1.1
Restructuring costs	74	76	1.5	1.5	—
Interest expense	93	81	1.9	1.6	0.3
Interest income	(33)	(27)	(0.7)	(0.5)	(0.2)
Other income, net	(117)	(145)	(2.3)	(2.8)	0.5
Total costs and expenses	$4,894	$4,709	97.5%	90.9%	6.6

	Nine Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,128	$11,110	75.3%	71.8%	3.5
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,514	1,500	10.3	9.7	0.6
Depreciation and amortization	1,416	1,463	9.6	9.5	0.1
Goodwill impairment losses	2,940	—	19.9	—	19.9
Restructuring costs	248	418	1.7	2.7	(1.0)
Interest expense	288	249	2.0	1.6	0.4
Interest income	(130)	(92)	(0.9)	(0.6)	(0.3)
Gain on arbitration award	(632)	—	(4.3)	—	(4.3)
Other income, net	(344)	(336)	(2.3)	(2.2)	(0.1)
Total costs and expenses	$16,428	$14,312	111.3%	92.5%	18.8

The 6.6 point increase in costs and expenses as a percentage of revenue for the third quarter primarily reflects the cumulative impact of increases in selling, general and administrative costs and amortization costs. In addition, the third quarter includes an adjustment that increased costs related to goodwill impairment losses. The 18.8 point increase in costs and expenses as a percentage of revenue for the first nine months of fiscal 2020 primarily reflects our goodwill impairment losses, which were partially offset by the gain on arbitration award.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.8 billion and $11.1 billion for the third quarter and first nine months of fiscal 2020, respectively. COS increased $102 million during the third quarter of fiscal 2020 and increased $18 million during the first nine months of fiscal 2020, as compared to the same periods of the prior fiscal year.

COS as a percentage of revenue increased 4.3 points and 3.5 points for the third quarter and first nine months of fiscal 2020, respectively. These increases were driven by the decline in revenue exceeding associated cost reductions in our traditional infrastructure businesses.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $518 million and $1,514 million for the third quarter and first nine months of fiscal 2020, respectively. SG&A increased $27 million and $14 million during the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of the prior fiscal year. These increases included SG&A related to the Luxoft Acquisition, which we acquired during the first quarter of fiscal 2020.

Transaction, separation and integration-related costs of $68 million and $226 million were included in SG&A for the third quarter and first nine months of fiscal 2020, respectively, as compared to $107 million and $305 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense decreased $88 million and amortization expense increased $59 million for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. For the first nine months of fiscal 2020, depreciation expense decreased $138 million and amortization expense increased $91 million compared to the first nine months of fiscal 2019.

The net decrease in depreciation for the third quarter and first nine months of fiscal 2020 was primarily due to a $68 million and $179 million benefit, respectively, from a change in estimated useful lives of certain equipment described in Note 1 - "Summary of Significant Accounting Policies", offset by an increase in depreciation on assets placed into service, as well as dissipation of the benefit from the conversion of assets from operating to finance leases.

The increases in amortization expense for the third quarter and first nine months of fiscal 2020 were primarily due to increases in software amortization and amortization related to accelerated transition and transformation contract costs.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $53 million and $2,940 million for the third quarter and the first nine months of fiscal 2020. The impairment charge was primarily as a result of a decline in market capitalization during the fiscal 2020 second quarter. The impairment charge was adjusted during the third quarter of fiscal 2020 due to an out-of-period correction that also affected income tax benefit. See Note 11, "Goodwill" for additional information.

Restructuring Costs

During fiscal 2020, management approved global cost savings initiatives designed to reduce operating costs by re-balancing our workforce and facilities structures. During the third quarter and first nine months of fiscal 2020, restructuring costs, net of reversals, were $74 million and $248 million, respectively, as compared to $76 million and $418 million during the same periods of the prior fiscal year. Restructuring costs for the first nine months of fiscal 2020 included $23 million of reversals under the Fiscal 2020 Plan.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 14 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the third quarter and first nine months of fiscal 2020 increased $12 million and $39 million, respectively, over the same periods in the prior fiscal year. The increase in interest expense in the third quarter and first nine months of fiscal 2020, versus the same periods in fiscal 2019, was primarily due to an increase in borrowings and asset financing activities. See the "Capital Resources" caption below and Note 12 - “Debt” for additional information.

Interest income for the third quarter and first nine months of fiscal 2020 increased $6 million and $38 million, respectively over the same periods in the prior fiscal year. The year-over-year increase in interest income during the third quarter of fiscal 2020 was due to an increase in income from cash pool arrangements and deposits. The increase in interest income in the first nine months of fiscal 2020, versus the same periods in fiscal 2019, includes pre-award interest of $34 million and post-award interest of $2 million related to arbitration discussed below under the caption “Gain on Arbitration Award.”

Gain on Arbitration Award

During the second quarter of fiscal 2020, DXC received final arbitration award proceeds of $666 million related to the HPE Enterprise Services merger completed in fiscal 2018. The arbitration award included $632 million in damages that were recorded as a gain. The remaining $34 million of the award related to pre-award interest. Dispute details are subject to confidentiality obligations.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The $28 million decrease in other income, net for the third quarter of fiscal 2020, as compared to the same period of the prior fiscal year, was due to a year-over-year decrease of $62 million in other gains related to sales of non-operating assets. This decrease was offset by a $19 million increase in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $15 million.

The $8 million increase in other income, net for the first nine months of fiscal 2020, as compared to the same period of the prior fiscal year, was due to a year-over-year increase of $61 million in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $57 million. These increases were offset by a $110 million decrease in other gains related to sales of non-operating assets.

Taxes

Our ETR from continuing operations was 29.1% and 0.6% for the three months ended December 31, 2019 and December 31, 2018, respectively, and (11.5)% and 17.7% for the nine months ended December 31, 2019 and December 31, 2018, respectively. For the three months ended December 31, 2019, the primary drivers of the ETR were the impact of previously unrecognized tax effects on the tax deductible goodwill impaired during the fiscal 2020 second quarter, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to audit activity. For the nine months ended December 31, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to audit activity, and an increase in prior year U.S. federal research and development income tax credits, net. For the three and nine months ended December 31, 2018, the primary drivers of the ETR were the global mix of income, the impact of U.S. proposed regulations on the ability to claim certain foreign tax credits, the filing of the October 31, 2017 U.S. federal tax return, the decrease to the provisional transition tax and a decrease in valuation allowances on certain foreign subsidiary deferred tax assets.

Income from Discontinued Operations

The $35 million of income from discontinued operations for the first nine months of fiscal 2019 reflects the net income generated by USPS during the first quarter of fiscal 2019.

Earnings (Loss) Per Share

Diluted EPS from continuing operations for the third quarter and first nine months of fiscal 2020 decreased $1.34 and $10.53, respectively, from the same periods in the prior fiscal year. This decrease reflects a decrease of $376 million and $2,813 million in income from continuing operations for the third quarter and first nine months of fiscal 2020, respectively, over the same periods in the prior fiscal year.

Diluted EPS from continuing operations for the third quarter of fiscal 2020 includes $0.25 per share of restructuring costs, $0.20 per share of transaction, separation and integration-related costs, $0.44 per share of amortization of acquired intangible assets, and $0.04 per share of tax adjustment related to prior restructuring charges.

Diluted EPS from continuing operations for the first nine months of fiscal 2020 includes $0.79 per share of restructuring costs, $0.70 per share of transaction, separation and integration-related costs, $1.28 per share of amortization of acquired intangible assets, $11.03 per share of goodwill impairment losses, $(2.42) per share of arbitration award gains, and $0.15 per share of tax adjustment relating to prior restructuring charges.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percentage Change
Income from continuing operations before income taxes	$127	$469	$(342)	(72.9)%
Non-GAAP income from continuing operations before income taxes	$468	$786	$(318)	(40.5)%
Net income	$90	$466	$(376)	(80.7)%
Adjusted EBIT	$528	$840	$(312)	(37.1)%

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change	Percentage Change
(Loss) income from continuing operations before income taxes	$(1,666)	$1,161	$(2,827)	(243.5)%
Non-GAAP income from continuing operations before income taxes	$1,551	$2,285	$(734)	(32.1)%
Net (loss) income	$(1,857)	$991	$(2,848)	(287.4)%
Adjusted EBIT	$1,709	$2,442	$(733)	(30.0)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - reflects costs, net of reversals, related to workforce optimization and real estate charges.

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

•
Tax adjustment - for fiscal 2020 periods include the impact of Transition Tax (affecting the three and nine months ended December 31, 2019) and tax entries related to prior restructuring charges (affecting the nine months ended December 31, 2019). Fiscal 2019 periods reflect the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017. Income tax expense of other non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,827	$—	$—	$—	$—	$—	$3,827
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	518	—	(68)	—	—	—	450
Income from continuing operations before income taxes	127	74	68	146	53	—	468
Income tax expense	37	10	16	34	53	(10)	140
Net income	90	64	52	112	—	10	328
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	—	8
Net income attributable to DXC common stockholders	$82	$64	$52	$112	$—	$10	$320

Effective Tax Rate	29.1%						29.9%

Basic EPS from continuing operations	$0.32	$0.25	$0.20	$0.44	$—	$0.04	$1.25
Diluted EPS from continuing operations	$0.32	$0.25	$0.20	$0.44	$—	$0.04	$1.25

Weighted average common shares outstanding for:
Basic EPS	255.09	255.09	255.09	255.09	255.09	255.09	255.09
Diluted EPS	256.05	256.05	256.05	256.05	256.05	256.05	256.05

	Nine Months Ended December 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,128	$—	$—	$—	$—	$—	$—	$11,128
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,514	—	(226)	—	—	—	—	1,288
(Loss) income from continuing operations before income taxes	(1,666)	248	226	435	2,940	(632)	—	1,551
Income tax expense	191	42	43	99	53	—	(39)	389
Net (loss) income	(1,857)	206	183	336	2,887	(632)	39	1,162
Less: net income attributable to non-controlling interest, net of tax	17	—	—	—	—	—	—	17
Net (loss) income attributable to DXC common stockholders	$(1,874)	$206	$183	$336	$2,887	$(632)	$39	$1,145

Effective Tax Rate	(11.5)%							25.1%

Basic EPS from continuing operations	$(7.20)	$0.79	$0.70	$1.29	$11.09	$(2.43)	$0.15	$4.40
Diluted EPS from continuing operations	$(7.20)	$0.79	$0.70	$1.28	$11.03	$(2.42)	$0.15	$4.38

Weighted average common shares outstanding for:
Basic EPS	260.24	260.24	260.24	260.24	260.24	260.24	260.24	260.24
Diluted EPS	260.24	261.69	261.69	261.69	261.69	261.69	261.69	261.69

	Three Months Ended December 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,725	$—	$—	$—	$—	$3,725
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	491	—	(107)	—	—	$384
Income from continuing operations before income taxes	469	76	107	134	—	786
Income tax expense	3	18	26	36	77	160
Income from continuing operations	466	58	81	98	(77)	626
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income	466	58	81	98	(77)	626
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	4
Net income attributable to DXC common stockholders	$462	$58	$81	$98	$(77)	$622

Effective Tax Rate	0.6%					20.4%

Basic EPS from continuing operations	$1.68	$0.21	$0.29	$0.36	$(0.28)	$2.26
Diluted EPS from continuing operations	$1.66	$0.21	$0.29	$0.35	$(0.28)	$2.23

Weighted average common shares outstanding for:
Basic EPS	275.66	275.66	275.66	275.66	275.66	275.66
Diluted EPS	278.99	278.99	278.99	278.99	278.99	278.99

	Nine Months Ended December 31, 2018
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,110	$—	$—	$—	$—	$11,110
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,500	—	(305)	—	—	$1,195
Income from continuing operations before income taxes	1,161	418	305	401	—	2,285
Income tax expense	205	100	72	101	44	522
Income from continuing operations	956	318	233	300	(44)	1,763
Income from discontinued operations, net of tax	35	—	—	—	—	35
Net income	991	318	233	300	(44)	1,798
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	8
Net income attributable to DXC common stockholders	$983	$318	$233	$300	$(44)	$1,790

Effective Tax Rate	17.7%					22.8%

Basic EPS from continuing operations	$3.38	$1.13	$0.83	$1.07	$(0.16)	$6.26
Diluted EPS from continuing operations	$3.33	$1.12	$0.82	$1.05	$(0.15)	$6.16

Weighted average common shares outstanding for:
Basic EPS	280.47	280.47	280.47	280.47	280.47	280.47
Diluted EPS	284.70	284.70	284.70	284.70	284.70	284.70

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$90	$466	$(1,857)	$991
Income from discontinued operations, net of taxes	—	—	—	(35)
Income tax expense	37	3	191	205
Interest income	(33)	(27)	(130)	(92)
Interest expense	93	81	288	249
EBIT	187	523	(1,508)	1,318
Restructuring costs	74	76	248	418
Transaction, separation and integration-related costs	68	107	226	305
Amortization of acquired intangible assets	146	134	435	401
Goodwill impairment losses	53	—	2,940	—
Gain on arbitration award	—	—	(632)	—
Adjusted EBIT	$528	$840	$1,709	$2,442

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2019, our cash and cash equivalents were $2.6 billion, of which $1.5 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon subsequent repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds.

Cash and cash equivalents ("cash") were $2.9 billion and $2.6 billion for March 31, 2019 and December 31, 2019, respectively. The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2019	December 31, 2018	Change
Net cash provided by operating activities	$2,062	$1,035	$1,027
Net cash used in investing activities	(2,122)	(40)	(2,082)
Net cash used in financing activities	(305)	(1,183)	878
Effect of exchange rate changes on cash and cash equivalents	26	(66)	92
Net decrease in cash and cash equivalents	$(339)	$(254)	$(85)
Cash and cash equivalents at beginning-of-year	2,899	2,729
Cash and cash equivalents at the end-of-period	$2,560	$2,475

Net cash provided by operating activities during the first nine months of fiscal 2020 was $2,062 million as compared to $1,035 million during the comparable period of the prior fiscal year. The year-over-year increase of $1,027 million was due to an increase in net income, net of adjustments of $730 million, which includes cash received on arbitration award of $668 million and a decrease in working capital cash outflows of $297 million.

Net cash used in investing activities during the first nine months of fiscal 2020 was $2,122 million as compared to $40 million during the comparable period of the prior fiscal year. The increase of $2,082 million was predominately due to an increase in cash paid for acquisitions of $1,665 million, a decrease in cash collections related to deferred purchase price receivable of $248 million, a decrease in proceeds from sale of assets of $228 million, and short-term investing of $75 million. The increase is partially offset by a decrease in payments for transition and transformation contract costs of $74 million and cash paid for business dispositions of $65 million in fiscal 2019.

Net cash used in financing activities during the first nine months of fiscal 2020 was $305 million as compared to $1,183 million during the comparable period of the prior fiscal year. The $878 million decrease was primarily due to additional borrowings on long-term debt of $552 million, a decrease in payments on long-term debt of $1,590 million, and lower repurchases of common stock and advance payment for accelerated share repurchase of $517 million. This was partially offset by borrowings for the USPS spin transaction of $1,114 million and proceeds from bond issuance of $753 million in the prior fiscal year.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2019	March 31, 2019
Short-term debt and current maturities of long-term debt	$1,581	$1,942
Long-term debt, net of current maturities	7,315	5,470
Total debt	$8,896	$7,412

The $1.5 billion increase in total debt during the first nine months of fiscal 2020 was primarily attributed to the new term loan credit agreement in an aggregate principal of $2.2 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023. The proceeds from the new borrowing was used to finance the Luxoft Acquisition. Additionally, we repaid the $500 million Senior Notes due 2020 during the first quarter of fiscal 2020 and $500 million Senior Notes due 2021 during the third quarter of fiscal 2020. We were in compliance with all financial covenants associated with our borrowings as of December 31, 2019 and December 31, 2018.

The maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to December 31, 2019 and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. For more information on our debt, see Note 12 - "Debt" to the financial statements.

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 31, 2019	March 31, 2019
Total debt	$8,896	$7,412
Cash and cash equivalents	2,560	2,899
Net debt(1)	$6,336	$4,513

Total debt	$8,896	$7,412
Equity	9,101	11,725
Total capitalization	$17,997	$19,137

Debt-to-total capitalization	49.4%	38.7%
Net debt-to-total capitalization(1)	35.2%	23.6%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of December 31, 2019 increased as compared to March 31, 2019, primarily due to the increase in total debt attributed to the Luxoft Acquisition, the decrease in cash and cash equivalents used to pay down Senior Notes, and the decrease in equity resulting from goodwill impairment charges reported during the second quarter of fiscal 2020.

As of December 31, 2019, our credit ratings were as follows:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB+	Negative	F-2
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	-

Following our announcement in November to explore strategic alternatives for certain of our businesses, Fitch and S&P each affirmed DXC’s credit ratings and revised their ratings outlook to negative from stable.  Moody’s identified the strategic alternatives as credit negative and indicated its DXC’s ratings and outlook were unaffected by the announcement.

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity, however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we also currently utilize and will further utilize our cross currency cash pool for liquidity needs. However, potential future ratings agency actions may impair our ability to access certain segments of the capital markets and there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	December 31, 2019
Cash and cash equivalents	$2,560
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,560

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. During the nine months ended December 31, 2019, we repurchased 15,933,651 shares of our common stock at an aggregate cost of $736 million. The repurchase included 3,654,544 shares under the accelerated share repurchase ("ASR") agreement at an average price of $54.73 per share. See Note 17 - "Stockholders' Equity" to the financial statements.

Dividends

During the nine months ended December 31, 2019, our Board of Directors declared aggregate cash dividends to our stockholders of $0.63 per share, or approximately $165 million. Future dividends are subject to customary board review and approval prior to declaration.

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

Contractual Obligations

With the exception of the new term loan credit agreement in an aggregate principal of $2.2 billion, consisting of three tranches: (i) $500 million maturing during fiscal 2025; (ii) €750 million maturing during fiscal 2022; and (iii) €750 million maturing during fiscal 2023, and repayment of the $500 million Senior Notes due 2020 and $500 million Senior Notes due 2021 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2019. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months and nine months ended December 31, 2019, there were no changes to our accounting estimates from those described in our fiscal 2019 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies".

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of the material weakness in our internal control over financial reporting described below.

Control Activities

We did not design and implement effective control activities based on the criteria established in the COSO framework. These control deficiencies constitute a material weakness in the aggregate related to reassessing policies and procedures, to determine their continued relevance, as impacted by complex transactions and processes.

Deficiencies that contributed to the aggregation included:

•
Management did not reassess in a timely manner the control activities related to goodwill impairment upon adoption of ASU 2017-04 which resulted in an immaterial out of period adjustment related to the tax effect of the impairment recognized.

•
Management did not reassess the control and procedures related to the balance sheet classification of deferred revenue following a large and complex acquisition which resulted in an immaterial out of period adjustment to the balance sheets.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2019.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive (loss) income and cash flows as of and for the periods presented.

Remediation Plan

Our remediation efforts are ongoing. Management plans to implement remediation actions to address the control deficiencies that led to a material weakness. The following activities are designed as part of this remediation plan:

•	Appointment of a new senior executive reporting directly to our Chief Financial Officer to lead remediation activities.

•
Enhance periodic reviews by management to determine if policies, procedures, and related control activities have continued relevance or need updating with a specific focus on complex transactions and processes.

•	Align the SOX compliance function under the newly appointed Chief Risk Officer.

•	Periodic reporting of the remediation plan progress to the Audit Committee.

While we believe the plan will improve the effectiveness of our internal control over financial reporting, we may supplement our remediation activities as our work progresses where appropriate. Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable. However, due to the nature of the work and subsequent testing required to conclude that a material weakness no longer exists, we may not be in a position to complete our remediation plan and conclude that our internal control over financial reporting is operating effectively until after the end of our current fiscal year.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2020, we adopted ASC 842 effective April 1, 2019, as described in Note 2 - “Recent Accounting Pronouncements” and Note 7 - “Leases” to the financial statements. We implemented a new lease accounting system and redesigned certain processes and controls pertaining to our lease portfolio.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Apart from the risk factors disclosed below, there have been no material changes in the three months ended December 31, 2019 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2019 and September 30, 2019.

We have identified a material weakness in our internal control over financial reporting. Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements, which could materially harm our business, our reputation and our stock price.

While we have not identified any material misstatements in our previously reported consolidated financial statements, our management identified a material weakness in our internal control over financial reporting as of December 31, 2019. See "Item 4. Controls and Procedures." Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements. In that event, we may be required to restate our financial statements. A restatement or an unremediated material weakness could result in a loss of confidence in us by our investors, customers, regulators and/or counterparties. In addition, if we are unable promptly to remediate the material weakness identified above, or if we were to conclude in the future that we have one or more additional weaknesses, our investors, regulators, customers and/or counterparties may lose confidence in our reported financial information.  Additionally, management may be required to devote significant time and incur significant expense to remediate the material weakness, and management may not be able to complete such remediation in a timely manner.  Any of the foregoing could materially harm our business, our reputation and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2019, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	$1,874,024,787
November 1, 2019 to November 30, 2019	848,953	$36.72	848,953	$1,842,853,650
December 1, 2019 to December 31, 2019	1,504,899	$36.68	1,504,899	$1,787,691,389

On April 3, 2017, DXC announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC's Board of Directors approved an incremental $2.0 billion share repurchase. An expiration date has not been established for this repurchase plan.

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

Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.4
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.5
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.6
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.7
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.8
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.9
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Agreement and Plan of Merger, dated as of October 11, 2017, by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp., The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.15
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.16
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

10.1
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer; DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer

10.2
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.3
Third Amended and Restated Performance Guaranty dated as of November 22, 2019, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers

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

DXC TECHNOLOGY COMPANY

Dated:	February 7, 2020	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer