Form 10-K
period 2020-03-31
DXC Technology Co
filed 2020-06-01
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $7,501,594,766.

253,751,753 shares of common stock, par value $0.01 per share, were outstanding as of May 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the recent outbreak of the novel coronavirus (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate.

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions, stay-at-home orders, economic restrictions implemented to address the COVID-19 outbreak;

•
the current, and uncertain future, impact of the COVID-19 outbreak, as well as other emerging developments and disruption to economic activity, and their resulting impact on our clients that may affect our business, growth, prospects, financial condition, operating results, cash flows and liquidity;

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

•	risks relating to the respective abilities of the parties to our acquisition of Luxoft Holding, Inc. to achieve the expected results therefrom;

•	risks relating to the consummation of the HHS Sale (as defined below) and the ability to achieve the expected results therefrom; and

•	the other factors described under Item 1A. “Risk Factors.”

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

Throughout this report, we refer to DXC Technology Company, together with its consolidated subsidiaries, as “we,” “us,” “our,” “DXC,” or the “Company.” In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “financial statements,” (ii) our Consolidated Statements of Operations as our “statements of operations,” (iii) our Consolidated Statement of Comprehensive (Loss) Income as the "statements of comprehensive income,"(iv) our Consolidated Balance Sheets as our “balance sheets” and (v) our Consolidated Statements of Cash Flows as our “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.

PART I

ITEM 1. BUSINESS

Overview

DXC Technology Company helps global companies across the entire enterprise technology stack, running their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds.

The DXC's enterprise technology stack includes:

•	Analytics and Engineering

•	Applications

•	Cloud and Security

•	IT Outsourcing ("ITO")

DXC combines decades of experience running mission-critical systems with the latest digital innovations to deliver better business outcomes and new levels of performance, competitiveness and experiences for our customers and their stakeholders. DXC invests in three key drivers of growth: People, Customers and Operational Execution. The Company's global scale, talent and innovation platforms serve more than 6,000 private and public-sector customers in approximately 70 countries.

History and Development

DXC, a Nevada corporation, was formed on April 1, 2017, by the merger of CSC and HPES (the "HPES Merger").

Acquisitions and Divestitures

During fiscal 2020, DXC completed the acquisition of Luxoft Holding, Inc. (the "Luxoft Acquisition") a global scale digital service provider whose offerings encompass strategic consulting, custom software development, and digital solution engineering services. We also completed other acquisitions during fiscal 2020 to complement our offerings and to provide opportunities for future growth. See Note 2 - "Acquisitions" for further information.

On March 9, 2020, DXC entered into a definitive agreement (the "Purchase Agreement") to sell (the “HHS Sale”) our U.S. State and Local Health and Human Services (“State & Local HHS”) business to Veritas Capital Fund Management, L.L.C., for $5.0 billion in cash. The State and Local HHS business is an end-to-end provider of technology enabled, mission critical solutions that are fundamental to the administration and operations of health programs throughout the United States. It is accounted for as part of the Global Business Services segment. Known for its reliable delivery of highly complex systems for public sector clients, the business facilitates performance efficiencies and improved outcomes for a wide range of stakeholders in the healthcare ecosystem. The transaction is expected to close by September 2020, but no later than December 2020, subject to the satisfaction of certain closing conditions, including (i) the absence of a material adverse effect on the HHS Business or the ability of DXC to consummate the HHS Sale and (ii) HHS customer contracts that generated 87.5% or more of the aggregate revenue for all HHS customer contracts for the nine month period ending December 31, 2019 are able to be conveyed at the closing of the HHS Sale without receipt of additional customer consents. The sale is not subject to any financing condition or shareholder approval. The Purchase Agreement contains certain termination rights, including (i) the right of either party to terminate the Purchase Agreement if the transactions contemplated thereby is not consummated on or before December 31, 2020, (ii) the right of either party to terminate if a governmental authority has issued a final and non-appealable order prohibiting or enjoining the transactions contemplated thereby (subject to certain limitations) and (iii) the right of either party to terminate if the other party breaches its representations, warranties, covenants or agreements contained in the Purchase Agreement to such an extent that the conditions to Closing would not be satisfied (subject to certain limitations). In addition, the Purchaser will be obligated to pay to the Company a termination fee of $250 million in cash upon the termination of the Purchase Agreement under specified conditions. Following the transaction close, DXC will retain its remaining healthcare practice, servicing customers across the healthcare continuum, including payers, providers and life sciences firms.

Segments and Services

Our reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate digital transformations tailored to each customer’s industry and specific objectives. GBS enterprise technology stack offerings include:

•
Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their digital transformation journeys. We provide software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations and develop new ways of doing business.

•
Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. Our vertical-specific IP includes solutions for insurance; banking and capital markets; and automotive, among others.

GBS offerings also includes business process services, which include digital integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost, and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for customers. GIS enterprise stack elements include:

•
Cloud and Security. We help customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.

•
IT Outsourcing. Our ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. We help customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands, while achieving cost takeout, all with limited resources, expertise and budget.

GIS offerings also include workplace and mobility services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

See Note 19 - "Segment and Geographic Information" for additional information related to our reportable segments, including the disclosure of segment revenues, segment profit and financial information by geographic area.

Sales and Marketing

We market and sell our services to customers through our direct sales force, operating out of sales offices around the world. Our customers include commercial businesses of many sizes and in many industries and public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2020, 2019 or 2018.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products, services and solutions occasionally experience weak economic conditions that may negatively affect sales. We also experience some seasonal trends in the sale of our services. For example, contract awards are often tied to the timing of our customers' fiscal year-ends, and we also experience seasonality related to our own fiscal year-end selling activities.

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

In addition to developing our intellectual property portfolio, we license intellectual property rights from third parties as we deem appropriate. We have also granted and plan to continue to grant licenses to others under our intellectual property rights when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

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

Employees

As of March 31, 2020, we employed approximately 138,000 employees and had offices and operations in approximately 70 countries.

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

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Michael J. Salvino	54	2019	Indefinite	President and Chief Executive Officer	None
Paul N. Saleh	63	2017	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	62	2017	Indefinite	Executive Vice President, General Counsel and Secretary	None
Mary E. Finch	50	2019	Indefinite	Executive Vice President and Chief Human Resources Officer	None
Edward Ho	57	2018	Indefinite	Executive Vice President and Co-Lead, Americas	None
James R. Smith	52	2017	Indefinite	Executive Vice President, Digital Transformation and Customer Advocacy	None
Vinod Bagal	54	2019	Indefinite	Executive Vice President, Global Transformation	None
Neil A. Manna	57	2017	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

Michael J. Salvino became the President and Chief Executive Officer of DXC in September 2019 and has been a member of the Board of Directors of DXC since May 2019. Prior to joining DXC, Mr. Salvino served as Managing Director of Carrick Capital Partners from 2016 to 2019. Prior to his tenure at Carrick, from 2009 to 2016, Mr. Salvino served as group chief executive of Accenture Operations, where he led a team of more than 100,000 consulting and outsourcing professionals focused on providing business process outsourcing, infrastructure, security and cloud services to deliver business value and drive productivity and digital improvements for clients. Prior to that, he held leadership roles in the HR outsourcing business at Hewitt Associates Inc. and as President of the Americas Region at Exult Inc. Mr. Salvino is a board member of the Atrium Health Foundation Board, the largest Healthcare system in the Carolinas, where he serves on the Investment Oversight Committee for both the hospital and the foundation.  Mr. Salvino graduated from Marietta College with a Bachelor of Science degree in industrial engineering. He serves on the Marietta College Board of Trustees and is Chair of its Investment Committee. Mr. Salvino is also a member of the Board of Visitors of the Duke University Pratt School of Engineering.

Paul N. Saleh has served as Executive Vice President and Chief Financial Officer of DXC since the completion of the HPES Merger. Mr. Saleh previously served as Executive Vice President and Chief Financial Officer of CSC. Mr. Saleh joined CSC as Vice President and Chief Financial Officer in May 2012. Prior to joining CSC, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications and technology industries. Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008. He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001. Mr. Saleh served as a Director of Perspecta Inc. ("Perspecta") from its inception in 2018 until 2019.

William L. Deckelman, Jr. has served as Executive Vice President, General Counsel and Secretary of DXC since the completion of the HPES Merger. Mr. Deckelman previously served as Executive Vice President and General Counsel of CSC. Mr. Deckelman joined CSC in January 2008 and served as Vice President, General Counsel and Secretary from 2008 to 2012, and as Executive Vice President and General Counsel from 2012 to 2014. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc. from 2000 to 2008, and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Mary E. Finch was appointed as Executive Vice President and Chief Human Resources Officer of DXC in December 2019. Ms. Finch previously served as Executive Vice President and CHRO of AECOM from 2015 to 2019. Prior to that, she served at Accenture as Senior Managing Partner from 2013 to 2015 and as Managing Director Human Resources, Business Partner Organization from 2001 to 2013, where she drove global delivery of HR services, overseeing operations supporting approximately 320,000 employees across 56 countries and multiple Accenture businesses. Ms. Finch also served as VP Human Resources of Abilizer Solutions Inc. from 2000 to 2001.

Edward Ho joined DXC in January 2018 and serves as Executive Vice President and Co-Lead, Americas. Mr. Ho previously served as the President of Global Payment Solutions of D+H Corporation, a publicly traded, leading, global financial technology company, from April 2015 to November 2017, where he was responsible for leadership of its digital, global transaction banking business. From January 2013 to April 2015, Mr. Ho served as the President and Chief Operating Officer of Fundtech Corporation, a private equity owned, leading provider of digital payments banking software and services, where he was responsible of sales, marketing, product management, development, professional services, customer support and certain general and administrative functions. Prior to his role at Fundtech, he served for nine years as Executive Vice President and General Manager of the capital markets division at Misys plc, a provider of banking, treasury, trading and risk management software solutions. Previously, he had been Chief Executive Officer and President of IQ Financial Systems, a developer and marketer of commercial lending and risk management software systems. Mr. Ho also spent 15 years as a banker with Bank of America, Bankers Trust and Deutsche Bank.

James R. Smith serves as Executive Vice President, Digital Transformation and Customer Advocacy of DXC. Mr. Smith previously served as CSC's Executive Vice President and General Manager for GBS since he joined in August 2013. Prior to joining CSC, Mr. Smith served as Chief Executive Officer of Motricity, a provider of cloud-based mobile enterprise and analytics solutions from 2009 to 2012. Under his direction, Motricity had a successful initial public offering on NASDAQ after completing a business model transformation and global expansion. Mr. Smith held various executive leadership positions at Avaya from 2001 to 2008, where he helped drive a 10-fold increase in the company’s market capitalization and reinvented a global software platform. Prior to that, he was an Associate Partner at Accenture.

Vinod Bagal was appointed as Executive Vice President, Global Transformation of DXC in December 2019. Prior to joining DXC, Mr. Bagal served at Cognizant as Senior Vice President - Global Multi-Service Integration and North America Delivery and as Senior Vice President - Global Technology Consulting & Multi-Service Integration from 2014 to 2019, where he led the transformation of Cognizant's client delivery organization to position it for the next wave of professional services demands. From 1994 to 2014, Mr. Bagal held a series of leadership roles at Accenture.

Neil A. Manna has served as Senior Vice President, Corporate Controller and Principal Accounting Officer of DXC since the completion of the HPES Merger. Mr. Manna previously served as Principal Accounting Officer, Vice President and Controller of CSC. Mr. Manna joined CSC in June 2016. Prior to joining CSC, he served as the Chief Accounting Officer and Senior Vice President of CA, Inc. from December 2008 to June 3, 2016. He served as Principal Accounting Officer and Vice President of Worldwide Accounting for RealNetworks, Inc. from July 2007 to November 2008. He served as the Chief Financial Officer of TimePlus Systems, LLC (formerly TimePlus, Inc.) from November 2005 to April 2007. From February 2000 to October 2005, he served as a Director of Finance for the Payroll Division of Intuit and Controller of Employee Matters, Inc. From July 1990 to February 2000 he served as the Principal Accounting Officer, Vice President of Finance, Controller and Treasurer of CHI Energy, Inc. He is a Certified Public Accountant and holds a Bachelor’s degree in Accounting and a Master’s degree in Business Administration.

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

We recently announced a number of senior leadership changes as well as updates to our strategic priorities including an initiative to assist DXC customers across a broader range of their information technology needs, which we refer to as “the enterprise technology stack.” We may not be able to implement our strategic priorities in accordance with our expectations for a variety of reasons, including failure to execute on our plans in a timely fashion, lack of adequate skills, ineffective management, inadequate incentives, customer resistance to new initiatives, inability to control costs or maintain competitive offerings. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, or if we pursue strategic priorities that prove to be unsuccessful, our business, financial position, results of operations and cash flows may be materially and adversely affected.

Strategic alternatives we are considering may not achieve the results we expect, could result in operating difficulties, harm to one or more of our businesses and negative impacts our financial condition, results of operations and cash flows.

We recently announced our intention to explore strategic alternatives for our U.S. State and Local Health and Human Services business, our horizontal BPS business and our workplace & mobility business. Among the alternatives we may consider for those businesses are potential divestiture transactions. Any such transactions may involve significant challenges and risks, including:

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

•
our desire to maintain an investment grade credit rating may cause us to use cash proceeds, if any, from any divestitures or other strategic alternatives that we might otherwise have used for other purposes in order to reduce our financial leverage;

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

We expect our business and financial results to potentially be negatively impacted by the recent COVID-19 outbreak as well as other recent developments.

The recent outbreak of COVID-19 and global pandemic along with other recent developments, including disruptions in global economies, financial and commodities markets and rapid shifts in governmental and public health policies in response to these and other factors affecting the countries where we operate or our customers are located or the industries in which we and our customers compete, are expected to potentially have a negative effect on our business, results of operations, cash flows and financial condition. These effects could include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our clients or our subcontractors, or the requirements to deliver our services by working remotely. This could potentially affect our ability to perform under our contracts with customers. Cost increases may not be recoverable from customers or covered by insurance, which could impact our profitability. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. In addition, the outbreak of COVID-19 has resulted in a widespread global pandemic health crisis that is adversely affecting the economies and financial markets of many countries, which could result in an economic downturn that may negatively affect demand for our services, including the financial failure of some of our clients. This economic downturn, depending upon its severity and duration, could also lead to the deterioration of worldwide credit and financial markets that could limit our customers’ ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults. Our financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets, our evaluation of contingent liabilities, for which actual amounts may materially exceed management estimates and our calculation of global tax liabilities. Even after the COVID-19 outbreak has subsided, depending upon its duration and frequency of recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result. We are evaluating the extent to which COVID-19 has impacted us and our employees, customers and suppliers and the extent to which it and other emerging developments are expected to impact us in the future and caution investors that any of those factors could have material and adverse impacts on our current and future business, results of operations, cash flows and financial condition.

To the extent the global COVID-19 pandemic and resulting economic disruption adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our ability to generate sufficient cash flows to service our indebtedness and to comply with the covenants contained in the agreements that govern our indebtedness and our counterparty credit risk.

We could be held liable for damages, our reputation could suffer, or we may experience service interruptions from security breaches, cyber-attacks or disclosure of confidential information or personal data, which could cause significant financial loss.

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

Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing, cost and access to capital markets.

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including potential new standards requiring the agencies to reassess rating practices and methodologies. Ratings agencies may consider changes in credit ratings based on changes in expectations about future profitability and cash flows even if short-term liquidity expectations are not negatively impacted. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. For example, we currently fund a portion of our working capital requirements in the U.S. and European commercial paper markets. Any downgrade below our current rating would, absent changes to current market liquidity, substantially reduce or eliminate our ability to access that source of funding and could otherwise negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. In addition, like many multinational regulated enterprises, our operations are subject to a variety of tax, foreign exchange and regulatory capital requirements in different jurisdictions that have the effect of limiting, delaying or increasing the cost of moving cash between jurisdictions or using our cash for certain purposes. Our ability to maintain sufficient liquidity going forward is subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition and results of operations.

Information regarding our credit ratings is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources."

We have a substantial amount of indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness totaling approximately $9.9 billion as of March 31, 2020 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:

•
events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could, if material and not cured, result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•	subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness that could cause our debt service obligations to increase significantly;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing;

•
debt service may reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing our vulnerability to the impact of adverse economic and industry conditions; and

•	causing us to reduce or eliminate our return of cash to our stockholders, including via dividends and share repurchases.

In addition, we could be unable to refinance our outstanding indebtedness on reasonable terms or at all.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations, or that current or future borrowings will be sufficient to meet our current debt obligations and to fund other liquidity needs.

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

Some ITO services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreedupon adjustment, and normalization factors. Generally, if the benchmarking study shows that the pricing differs from the peer group outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our services business.

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

In addition, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is high, it may adversely impact our ability to realize the anticipated benefits of our strategic priorities.

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

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases and as more of the services we provide are shifted to lower cost regions of the world. Approximately 63% of revenues earned during fiscal 2020 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

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

Uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes relating to Brexit affecting tax laws and trade policy in the U.S. and elsewhere may adversely impact our operations.

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

Our Board of Directors has approved several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 21 - "Restructuring Costs".

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

While we have not identified any material misstatements in our previously reported consolidated financial statements, our management identified a material weakness in our internal control over financial reporting as of December 31, 2019. See "Item 9A. Controls and Procedures." Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements. In that event, we may be required to restate our financial statements. A restatement or an unremediated material weakness could result in a loss of confidence in us by our investors, customers, regulators and/or counterparties. In addition, if we are unable to promptly remediate the material weakness identified above, or if we were to conclude in the future that we have one or more additional weaknesses, our investors, regulators, customers and/or counterparties may lose confidence in our reported financial information. Additionally, management may be required to devote significant time and incur significant expense to remediate the material weakness, and management may not be able to complete such remediation in a timely manner. Any of the foregoing could materially harm our business, our reputation and the market price of our common stock.

We could suffer additional losses due to asset impairment charges.

We acquired substantial goodwill and other intangibles as a result of the HPES Merger and the Luxoft Acquisition, increasing our exposure to this risk. We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors or if the Company suffers further declines in share price, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. For example, during fiscal 2020, we recorded non-cash goodwill impairment charges of $6,794 million which is discussed in Note 11 - "Goodwill." We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. Either of these impairments could materially affect our reported net earnings.

We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all.

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, DXC announced that its Board of Directors approved an incremental $2.0 billion share repurchase authorization. Starting fiscal 2018, we paid quarterly cash dividends to our stockholders in accordance with our announced dividend policy. We intend to continue to pay a quarterly cash dividend during fiscal 2021 but the declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

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

As noted in Note 22 - "Commitments and Contingencies", we are currently party to a number of disputes that involve or may involve litigation or arbitration, including a securities class action and other lawsuits in which we and certain of our officers and directors have been named as defendants. The result of these lawsuits and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could pose a risk to our business if customers or suppliers are unable to obtain financing to meet payment or delivery obligations to us. In the event that one or more customers or suppliers' defaults on its payment or delivery obligations, we could incur significant losses, which may harm our business, reputation, results of operations, cash flows and financial condition. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenues.

Further, as of March 31, 2020, we have $5.2 billion of floating interest rate debt. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

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

If our customers experience financial difficulties, we may not be able to collect our receivables, which would materially and adversely affect our profitability and cash flows from operations.

Over the course of a contract term, a customer's financial condition may decline and limit its ability to pay its obligations. This could cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

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

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we recorded a provisional reduction of our deferred income tax liabilities resulting in a material non-cash benefit to earnings during fiscal 2018, the period in which the tax legislation was enacted, which was adjusted in fiscal 2019. Additionally, the repatriation tax resulted in a material amount of additional U.S. tax liability, the majority of which was reflected as an income tax expense in fiscal 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years. Further, there may be other material adverse effects resulting from future guidance, including technical corrections.

In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in respect to the recent outbreak of COVID-19. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, the ability to utilize and carryback certain net operating losses, alternative minimum tax refunds and modifications to rules regarding the deductibility of net interest expense.

While some of the changes made by recent tax legislation may be beneficial to the Company in one or more reporting periods and prospectively, other changes may be adverse on a going forward basis. We continue to work with our tax advisors to determine the full impact that recent tax legislation as a whole will have on us.

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

Risks Related to the proposed sale of the U.S. State and Local Health and Human Services Business to Veritas Capital

The HHS Sale is contingent upon the satisfaction of a number of conditions, and the transaction may not be consummated on the terms or timeline currently contemplated, or at all.

On March 9, 2020, we entered into a Purchase Agreement with Milano Acquisition Corp. (“Milano”), a corporation affiliated with Veritas Capital Fund Management, L.L.C. We currently expect that the transaction, if completed, will occur by the December 31, 2020. Pursuant to the Purchase Agreement, Milano will acquire DXC’s U.S. State and Local Health and Human Services Business for total cash consideration of $5.0 billion (the “HHS Sale”). We expect to use the after-tax proceeds from the HHS Sale to repay outstanding indebtedness.

The consummation of the HHS Sale is subject to certain conditions, including (i) expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any injunction or other order from a governmental authority that prevents the closing of the HHS Sale, and (iii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, the other party. In addition, the closing of the HHS Sale is subject to certain conditions for the benefit of Milano, including (a) the absence of a material adverse effect on the HHS Business or the ability of DXC to consummate the HHS Sale and (b) HHS customer contracts that generated 87.5% or more of the aggregate revenue for all HHS customer contracts for the nine month period ending December 31, 2019 are able to be conveyed at the closing of the HHS Sale without receipt of additional customer consents. For these and other reasons, the HHS Sale may not be completed by the end of December 31, 2020 or otherwise on the terms or timeline contemplated, if at all. In the event that the HHS Sale is not completed, we will not be able to use the after-tax sale proceeds to repay outstanding indebtedness, which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

The proposed transaction may result in disruptions to relationships with customers and other business partners or may not achieve the intended results.

If we complete the proposed HHS Sale, there can be no assurance that we will be able to realize the intended benefits of the transaction. Specifically, the proposed HHS Sale could cause disruptions in our remaining businesses, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services. Any of the foregoing could adversely affect our remaining businesses, the financial condition of such businesses and their results of operations and prospects. The HHS business is accounted for as part of the GBS segment.

The actions required to implement the HHS Sale will take significant management time and attention and will require us to incur significant costs.

The HHS Sale will require significant amounts of management’s time and resources, which will be in addition to and may divert management’s time and attention from the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we will incur costs in connection with the HHS Sale. These costs must be paid regardless of whether the HHS Sale is consummated.

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

During fiscal 2020, fiscal 2019, and fiscal 2018, we initiated facilities rationalization programs to reduce our space capacity at low utilization and sub-scale locations, increase co-location, align locations by skill type and optimize our data center footprint. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease this excess space.

The following tables provide a summary of properties we own and lease as of March 31, 2020:

Geographic Area		Approximate Square Footage (in thousands)
	Number of Locations	Owned	Leased	Total
United States	126	4,714	3,064	7,778
India	26	760	3,748	4,508
United Kingdom	71	1,357	1,756	3,113
France	31	921	195	1,116
Germany	45	170	835	1,005
Malaysia	7	194	640	834
Brazil	8	227	175	402
Spain	14	—	532	532
Canada	12	217	255	472
Philippines	5	—	413	413
China	12	5	374	379
Australia & other Pacific Rim locations	37	—	1,025	1,025
Other Europe locations	130	385	4,086	4,471
Rest of World	60	213	1,280	1,493
Total	584	9,163	18,378	27,541

We believe that the facilities described above are well-maintained, suitable and adequate to meet our current and anticipated requirements. See Note 9 - "Property and Equipment", which provides additional information related to our land, buildings and leasehold improvements, and Note 6 - "Leases" which provides additional information related to our real estate lease commitments.

ITEM 3. LEGAL PROCEEDINGS

See Note 22 - "Commitments and Contingencies" under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "DXC".

Number of Holders

As of May 26, 2020, there were 44,356 holders of record of our common stock.

Dividends

Cash dividends declared on DXC common stock for each quarter of fiscal 2020 are included in Selected Quarterly Financial Data (Unaudited) in Part II, Item 8 of this Annual Report.

The Board of Directors (the “Board”) has suspended the Company’s cash dividend payment beginning in the first quarter to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed and the Board determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

Issuer Purchases of Equity Securities

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 15 - "Stockholders' Equity" for further discussion regarding share repurchases.

There was no share repurchase activity during the three months ended March 31, 2020.

Performance Graph

The following graph shows a comparison from April 3, 2017 (the date our common stock commenced trading on the NYSE) through March 31, 2020 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 3, 2017 in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

The following table provides indexed returns assuming $100 was invested on April 3, 2017, with annual returns using our fiscal year-end date.

Indexed Return
	Return 2018	Return 2019	Return 2020
DXC Technology Company	48.9%	(25.0)%	(76.9)%
S&P 500 Index	14.2%	9.5%	(7.0)%
S&P North American Technology Index	31.4%	15.7%	3.8%

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

Our selected consolidated financial data set forth below, as of March 31, 2020 and March 31, 2019, and for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018, have been derived from the audited consolidated financial statements included elsewhere herein. Our selected consolidated financial data set forth below, as of March 31, 2018, March 31, 2017, and April 1, 2016 and for the fiscal years ended March 31, 2017, and April 1, 2016, are derived from our consolidated financial statements not included elsewhere herein.

Selected consolidated financial data as of and for the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018 are not directly comparable to prior periods which reflect CSC's financial results before the HPES Merger. Additionally, as a result of the USPS Separation, the statement of operations, balance sheets, and related financial information reflect USPS's operations, assets and liabilities as discontinued operations. See Note 1 - "Summary of Significant Accounting Policies".

Statement of Operations Data:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2020(1)	March 31, 2019(2)	March 31, 2018(3)	March 31, 2017(4)	April 1, 2016(5)
Revenues	$19,577	$20,753	$21,733	$7,607	$7,106
(Loss) income from continuing operations	(5,358)	1,227	1,546	(100)	72
Income from discontinued operations, net of taxes	—	35	236	—	191
Net (loss) income attributable to DXC common stockholders	(5,369)	1,257	1,751	(123)	251
Diluted EPS	$(20.76)	$4.35	$5.23	$(0.88)	$0.50

Cash dividend per common share	$0.84	$0.76	$0.72	$0.56	$2.99

Balance Sheet Data:

	As of
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	April 1, 2016
Cash and cash equivalents	$3,679	$2,899	$2,593	$1,268	$1,181

Total assets	26,006	29,574	33,921	8,663	7,736

Debt
Long-term debt, net of current maturities	$8,672	$5,470	$6,092	$2,225	$1,934
Short-term debt and current maturities of long-term debt	1,276	1,942	1,918	738	710
Total Debt	$9,948	$7,412	$8,010	$2,963	$2,644

Total equity	$5,129	$11,725	$13,837	$2,166	$2,032
Net debt-to-total capitalization (6)	41.6%	23.6%	24.8%	33.0%	31.3%

(1) Fiscal 2020 included $6,794 million of goodwill impairment losses and $252 million of restructuring costs.
(2) Fiscal 2019 included $465 million of restructuring costs.
(3) Fiscal 2018 net income attributable to DXC common stockholders and earnings per common share were impacted by the Tax Cuts and Jobs Act. Fiscal 2018 included $789 million of restructuring costs.
(4) Fiscal 2017 included $238 million of restructuring costs.
(5) Fiscal 2016 included $95 million of debt extinguishment costs.
(6) Net debt-to-total capitalization is a non-GAAP measure used by management to assess our ability to service our debts using only our cash and cash equivalents. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Liquidity and Capital Resources" for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2020, and our financial condition as of March 31, 2020. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2020 and fiscal 2019. A discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on June 13, 2019.

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

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia and Australia. We operate through two segments: GBS and GIS. We market and sell our services directly to customers through our direct sales force operating out of sales offices around the world. Our customers include commercial businesses of many sizes and in many industries and public sector enterprises.

Results of Operations

The following table sets forth certain financial data for fiscal 2020 and 2019:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2020	March 31, 2019

Revenues	$19,577	$20,753

(Loss) income from continuing operations, before taxes	(5,228)	1,515
Income tax expense	130	288
(Loss) income from continuing operations	(5,358)	1,227
Income from discontinued operations, net of taxes	—	35
Net (loss) income	$(5,358)	$1,262

Diluted (loss) earnings per share:
Continuing operations	$(20.76)	$4.35
Discontinued operations	—	0.12
	$(20.76)	$4.47

Fiscal 2020 Highlights

Fiscal 2020 financial highlights include the following:

•	Fiscal 2020 revenues were $19,577 million.

•
Fiscal 2020 loss from continuing operations and diluted EPS from continuing operations were $5,358 million and $(20.76), respectively, including the cumulative impact of certain items of $6,820 million, or $26.34 per share, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, goodwill impairment losses, gain on arbitration award, pension and other post-retirement benefit ("OPEB") actuarial and settlement gains, and a tax adjustment related to U.S. tax reform.

•	Our cash and cash equivalents were $3,679 million at March 31, 2020.

•	We generated $2,350 million of cash from operations during fiscal 2020.

•	We returned $950 million to shareholders in the form of common stock dividends and share repurchases during fiscal 2020.

Revenues

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	Change	Percent Change
GBS	$9,111	$8,684	$427	4.9%
GIS	10,466	12,069	(1,603)	(13.3)%
Total Revenues	$19,577	$20,753	$(1,176)	(5.7)%

The decrease in revenues for fiscal 2020 compared with fiscal 2019 reflects the impact of price-downs, run-off, and termination of certain accounts offset by increase in revenue in fiscal 2020 due to contributions from the Luxoft acquisition. Fiscal 2020 revenues included an unfavorable foreign currency exchange rate impact of 2.2%, primarily driven by the strengthening of the U.S. dollar against the Australian Dollar, Euro, and British Pound.

During fiscal 2020 and fiscal 2019, the distribution of our revenues across geographies was as follows:

For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of this Annual Report.

As a global company, over 63% of our fiscal 2020 revenues were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar from period to period is impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Fiscal Years Ended
(in millions)	Constant Currency March 31, 2020	March 31, 2019	Change	Percentage Change
GBS	$9,292	$8,684	$608	7.0%
GIS	10,731	12,069	(1,338)	(11.1)%
Total Revenues	$20,023	$20,753	$(730)	(3.5)%

Global Business Services

Our GBS segment revenues were $9.1 billion for fiscal 2020, representing an increase of $0.4 billion, or 4.9%, compared to fiscal 2019. The revenue increase included an unfavorable foreign currency exchange rate impact of $0.2 billion, or 2.1%. GBS revenues in constant currency were $9.3 billion for fiscal 2020, representing an increase of $0.6 billion, or 7.0%. The increase in GBS revenue in fiscal 2020 is due to contributions from the Luxoft acquisition which closed in June 2019.

Global Infrastructure Services

Our GIS segment revenues were $10.5 billion for fiscal 2020, representing a decrease of $1.6 billion, or 13.3%, compared to fiscal 2019. The revenue decline included an unfavorable foreign currency exchange rate impact of $0.3 billion, or 2.2%. GIS revenues in constant currency were $10.7 billion for fiscal 2020, representing a decrease of $1.3 billion, or 11.1%. The decrease in GIS revenue in fiscal 2020 reflects the impact of price-downs, run-off, and termination of certain accounts.

During fiscal 2020, GBS and GIS had contract awards of $9.0 billion and $8.7 billion, respectively, compared with $9.3 billion and $11.4 billion, respectively, during fiscal 2019.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended		Percentage of Revenues
(in millions)	March 31, 2020	March 31, 2019	2020	2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,901	$14,946	76.0%	72.1%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,050	1,959	10.5	9.4
Depreciation and amortization	1,942	1,968	9.9	9.5
Goodwill impairment losses	6,794	—	34.7	—
Restructuring costs	252	465	1.3	2.2
Interest expense	383	334	2.0	1.6
Interest income	(165)	(128)	(0.8)	(0.6)
Gain on arbitration award	(632)	—	(3.2)	—
Other income, net	(720)	(306)	(3.7)	(1.5)
Total costs and expenses	$24,805	$19,238	126.7%	92.7%

The 34.0 point increase in costs and expenses as a percentage of revenue for fiscal 2020 primarily reflects our goodwill impairment losses, which were partially offset by the gain on arbitration award and other income.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $14.9 billion for fiscal 2020, including Luxoft, which was flat compared to fiscal 2019. COS as percentage of revenue increased 3.9 points, compared to fiscal 2019. This increase was driven by the ongoing investments we are making to secure our customers and higher cost take-out activities in the prior year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $2.1 billion for fiscal 2020, as compared to $2.0 billion for fiscal 2019. SG&A increased $0.1 billion, and as a percentage of revenue increased 1.1 points, compared to fiscal 2019. The increase includes SG&A related to the Luxoft Acquisition, which we acquired during the first quarter of fiscal 2020.

Integration, separation and transaction-related costs, included in SG&A, were $318 million during fiscal 2020, as compared to $401 million during fiscal 2019.

Depreciation and Amortization

Depreciation and amortization expense ("D&A") was $1.9 billion for fiscal 2020, compared to $2.0 billion for fiscal 2019. The decrease in D&A was primarily due to a $225 million benefit, respectively, from a change in estimated useful lives of certain equipment described in Note 1 - "Summary of Significant Accounting Policies", offset by an increase in depreciation on assets placed into service, as well as increases in software amortization and amortization related to accelerated transition and transformation contract costs.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $6,794 million during fiscal 2020. The impairment charges were primarily the result of a sustained decline in market capitalization during the fiscal 2020. See Note 11, "Goodwill" for additional information.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2020, management approved global cost savings initiatives designed to reduce operating costs by re-balancing our workforce and facilities structures. The fiscal 2020 global cost savings initiatives were designed to better align our organizational structure with our strategic initiatives and continue the integration of HPES and other acquisitions.

Total restructuring costs recorded, net of reversals, during fiscal 2020 and 2019 were $252 million and $465 million, respectively. The net amounts recorded included $10 million and $2 million of pension benefit augmentations for fiscal 2020 and 2019, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

See Note 21 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Interest expense for fiscal 2020 was $383 million as compared to $334 million in fiscal 2019. The increase in interest expense was primarily due to an increase in borrowings and asset financing activities. See the "Capital Resources" caption below and Note 13 - “Debt” for additional information.

Interest income for fiscal 2020 was $165 million, as compared to $128 million in fiscal 2019. The year-over-year increase in interest income includes pre-award interest of $34 million and post-award interest of $2 million related to arbitration discussed below under the caption “Gain on Arbitration Award.”

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

The components of other income, net for fiscal 2020 and 2019 are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019
Non-service cost components of net periodic pension income	$(658)	$(182)
Foreign currency (gain) loss	(25)	31
Other gain	(37)	(155)
Total	$(720)	$(306)

The $414 million increase in other income for fiscal 2020, as compared to the prior fiscal year, was due to a year-over-year increase of $476 million in non-service components of net periodic pension income and a year-over-year favorable foreign currency impact of $56 million. These increases were offset by a $118 million decrease in other gains related to sales of non-operating assets.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2020 and 2019 was 2.5% and 19.0% respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 12 - "Income Taxes."

In fiscal 2020, the ETR was primarily impacted by:

•	Non-deductible goodwill impairment charge, which increased income tax expense and increased the ETR by $1,482 million and 28.3%, respectively.

•	Non-taxable gain on the arbitration award, which decreased income tax expense and decreased the ETR by $186 million and 3.6%, respectively

•
A change in the net valuation allowance on certain deferred tax assets, primarily in Australia, Brazil, China, Luxembourg, and Singapore, which increased income tax expense and increased the ETR by $631 million and 12.1% respectively.

•
An increase in Income Tax and Foreign Tax Credits, primarily relating to research and development credits recognized for prior years, which decreased income tax expense and decreased the ETR by $135 million and 2.6%, respectively.

•
Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $637 million and 12.2%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

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

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, we previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. We have an agreement in principle with the IRS Office of Appeals as to some but not all of these adjustments. We have agreed to extend the statute of limitations associated with this audit through September 30, 2020.

In the first quarter of fiscal 2020, we filed for competent authority relief relating to certain legacy CSC foreign restructuring expenses deducted for the U. S. federal tax return for tax year March 31, 2013. The Company has agreed to extend the statute of limitations associated with the fiscal years 2011 through 2013 through December 31, 2020. In the second quarter of fiscal 2020, the Company received a Revenue Agent's Report with proposed adjustments to CSC's fiscal 2014 through 2017 federal returns. The Company has filed a protest for certain of these adjustments with the IRS Office of Appeals. The Company has agreed to extend the statute of limitations for the fiscal 2014 through fiscal 2016 through December 31, 2020 and for the employment tax audit of fiscal years 2015 and 2016 until January 31, 2021. The Company expects to reach a resolution for all years no earlier than the first quarter of fiscal 2022 except agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2013 federal tax returns, which are expected to be resolved within twelve months.

In addition, we may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than we have accrued as uncertain tax positions. We may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, we could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. We believe the outcomes that are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $25 million to $27 million, excluding interest, penalties, and tax carryforwards.

Income from Discontinued Operations

The $35 million of income from discontinued operations for the fiscal year 2019 reflects the net income generated by USPS during the first quarter of fiscal 2019.

Earnings Per Share

Diluted EPS from continuing operations for fiscal 2020 was $20.76, a decrease of $25.11 per share compared with the prior fiscal year. The EPS decrease was due to a decrease of $6,585 million in income from continuing operations.

Diluted EPS for fiscal 2020 includes $0.80 per share of restructuring costs, $0.98 per share of transaction, separation and integration-related costs, $1.73 per share of amortization of acquired intangible assets, $25.78 per share of goodwill impairment losses, $(2.43) per share of arbitration award gains, $(0.74) per share of pension and OPEB actuarial and settlement gains, and $0.13 per share of tax adjustment relating to prior restructuring charges.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	Change	Percentage Change
(Loss) income from continuing operations	$(5,228)	$1,515	$(6,743)	(445.1)%
Non-GAAP income from continuing operations	$1,843	$3,063	$(1,220)	(39.8)%
Net (loss) income	$(5,358)	$1,262	$(6,620)	(524.6)%
Adjusted EBIT	$2,061	$3,269	$(1,208)	(37.0)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS and costs to execute on strategic alternatives.

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

•
Tax adjustment - Fiscal 2020 includes the impact of an adjustment to the Transition Tax and tax liabilities related to prior restructuring charges. Fiscal 2019 reflects the estimated non-recurring benefit of the Tax Cuts and Jobs Act of 2017. Fiscal 2018 reflects the application of an approximate 28% tax rate, which is within the targeted effective tax rate range for fiscal year 2018. Income tax expense of other non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,901	$—	$—	$—	$—	$—	$—	$—	$14,901

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,050	—	(318)	—	—	—	—	—	1,732

(Loss) income from continuing operations, before taxes	(5,228)	252	318	583	6,794	(632)	(244)	—	1,843
Income tax expense (benefit)	130	44	63	133	95	—	(51)	(33)	381
Net (loss) income	(5,358)	208	255	450	6,699	(632)	(193)	33	1,462
Less: net income attributable to non-controlling interest, net of tax	11	—	—	—	—	—	—	—	11
Net (loss) income attributable to DXC common stockholders	$(5,369)	$208	$255	$450	$6,699	$(632)	$(193)	$33	$1,451

Effective Tax Rate	(2.5)%								20.7%

Basic EPS from continuing operations	$(20.76)	$0.80	$0.99	$1.74	$25.91	$(2.44)	$(0.75)	$0.13	$5.61
Diluted EPS from continuing operations	$(20.76)	$0.80	$0.98	$1.73	$25.78	$(2.43)	$(0.74)	$0.13	$5.58

Weighted average common shares outstanding for:
Basic EPS	258.57	258.57	258.57	258.57	258.57	258.57	258.57	258.57	258.57
Diluted EPS	258.57	259.81	259.81	259.81	259.81	259.81	259.81	259.81	259.81

	Fiscal Year Ended March 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,946	$—	$—	$—	$—	$—	$14,946

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,959	—	(401)	—	—	—	1,558

Income from continuing operations, before taxes	1,515	465	401	539	143	—	3,063
Income tax expense	288	112	102	138	27	44	711
Income from continuing operations	1,227	353	299	401	116	(44)	2,352
Income from discontinued operations, net of taxes	35	—	—	—	—	—	35
Net income	1,262	353	299	401	116	(44)	2,387
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	—	5
Net income attributable to DXC common stockholders	$1,257	$353	$299	$401	$116	$(44)	$2,382

Effective Tax Rate	19.0%						23.2%

Basic EPS from continuing operations	$4.40	$1.27	$1.08	$1.44	$0.42	$(0.16)	$8.46
Diluted EPS from continuing operations	$4.35	$1.25	$1.06	$1.42	$0.41	$(0.16)	$8.34

Weighted average common shares outstanding for:
Basic EPS	277.54	277.54	277.54	277.54	277.54	277.54	277.54
Diluted EPS	281.43	281.43	281.43	281.43	281.43	281.43	281.43

* The net periodic pension cost within income from continuing operations includes $700 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $570 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

Reconciliations of net income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019
Net (loss) income	$(5,358)	$1,262
Income from discontinued operations, net of taxes	—	(35)
Income tax expense	130	288
Interest income	(165)	(128)
Interest expense	383	334
EBIT	(5,010)	1,721
Restructuring costs	252	465
Transaction, separation and integration-related costs	318	401
Amortization of acquired intangible assets	583	539
Goodwill impairment losses	6,794	—
Gain on arbitration award	(632)	—
Pension and OPEB actuarial and settlement (gains) losses	(244)	143
Adjusted EBIT	$2,061	$3,269

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2020, our cash and cash equivalents ("cash") were $3.7 billion, of which $1.2 billion was held outside of the United States. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries and current income inclusions for global intangible low taxed income, we expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the U.S. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S. we plan to repatriate these funds.

Cash was $3.7 billion and $2.9 billion as of March 31, 2020 and March 31, 2019, respectively. The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$2,350	$1,783	$2,567
Net cash (used in) provided by investing activities	(2,137)	69	719
Net cash provided by (used in) financing activities	657	(1,663)	(1,890)
Effect of exchange rate changes on cash and cash equivalents	(90)	(19)	65
Net increase in cash and cash equivalents	780	170	1,461
Cash and cash equivalents at beginning of year	2,899	2,729	1,268
Cash and cash equivalents at the end of period	$3,679	$2,899	$2,729

Operating cash flow

Net cash provided by operating activities during fiscal 2020 was $2,350 million as compared to $1,783 million during fiscal 2019. The increase of $567 million was due to an increase in net income, net of adjustments of $458 million, which includes an increase in working capital movements of $109 million. Net income, net of adjustments includes cash received on arbitration award of $668 million.

Investing cash flow

Net cash (used in) provided by investing activities during fiscal 2020 was $(2,137) million as compared to $69 million during fiscal 2019. The increase of $2,206 million was primarily due to an increase in cash paid for acquisitions of $1,632 million, a decrease in cash collections related to deferred purchase price receivable of $413 million, a decrease in proceeds from sale of assets of $284 million, and net short-term investing of $37 million. The increase is partially offset by a decrease in payments for transition and transformation costs of $113 million and cash paid for business dispositions of $65 million in fiscal 2019.

Financing cash flow

Net cash provided by (used in) financing activities during fiscal 2020 was $657 million, as compared to $(1,663) million during fiscal 2019. The $2,320 million increase was primarily due to borrowings under lines of credit in fiscal 2020 of $1.5 billion, additional borrowings on long-term debt of $552 million, a decrease in payments on long-term debt of $1,586 million, and lower repurchases of common stock and advance payment for accelerated share repurchase of $608 million. This was partially offset by an increase in repayments of commercial paper of $44 million, borrowings for the USPS spin transaction of $1,114 million in fiscal 2019, and proceeds from bond issuance of $753 million in fiscal 2019.

Capital Resources

See Note 22 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2020	March 31, 2019
Short-term debt and current maturities of long-term debt	$1,276	$1,942
Long-term debt, net of current maturities	8,672	5,470
Total debt	$9,948	$7,412

The $2.5 billion increase in total debt during fiscal 2020 was primarily attributed to the $1.5 billion borrowing from the credit facility agreement and the new term loan credit agreement in an aggregate principal of $2.2 billion, consisting of three tranches: (i) $500 million maturing on fiscal 2025; (ii) €750 million maturing on fiscal 2022; and (iii) €750 million maturing on fiscal 2023. The proceeds from the new term loan credit agreement was used to finance the Luxoft Acquisition. Additionally, we repaid the $500 million Senior Notes due 2020 and $500 million Senior Notes due 2021 during fiscal 2020. See Note 13 - "Debt" for more information.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2020 and March 31, 2019.

The debt maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to March 31, 2020 and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities. See Note 13 - "Debt" for more information.

The following table summarizes our capitalization ratios:

	As of
(in millions)	March 31, 2020	March 31, 2019
Total debt	$9,948	$7,412
Cash and cash equivalents	3,679	2,899
Net debt(1)	$6,269	$4,513

Total debt	$9,948	$7,412
Equity	5,129	11,725
Total capitalization	$15,077	$19,137

Debt-to-total capitalization	66.0%	38.7%
Net debt-to-total capitalization(1)	41.6%	23.6%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of March 31, 2020 increased as compared to March 31, 2019, primarily due to the increase in total debt attributed to the Luxoft Acquisition, borrowing from the credit facility agreement, the decrease in cash and cash equivalents used to pay down Senior Notes, and the decrease in equity resulting from goodwill impairment charges reported during fiscal 2020.

As of March 31, 2020, our credit ratings were as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB+	F-2	Negative
Moody's	Baa2	P-2	Negative
S&P	BBB	-	Negative

For information on the risks of ratings downgrades, see Item 1A - Risk Factors "Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing, cost and access to capital markets."

See Note 22 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and will further utilize, our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2020
Cash and cash equivalents	$3,679
Available borrowings under our revolving credit facility	2,500
Total liquidity	$6,179

During March 2020 as the evolving global COVID-19 pandemic crisis resulted in increasing government actions to shut down economic activity and enforce stay-at-home orders, global capital markets were disrupted and became tumultuous, including the near shut down of commercial paper markets for issuers such as the Company as short-term fixed income investors prepared for potential redemptions. On March 24, 2020, the Company announced the draw-down of $1.5 billion from its Revolving Credit Facility due 2025 in order to increase cash on hand and eliminate the reliance on commercial paper markets along with the suspension of the Company’s Euro and USD commercial paper program until the Company deems such capital markets stabilized and reliable. As a result, the Company’s commercial paper outstanding was reduced to $542 million as of March 31, 2020, and another $318 million is scheduled to mature during the quarter ending June 30, 2020, which the Company currently expects to fund such maturing Euro commercial paper from its cash on hand. While central bank actions have improved liquidity in commercial paper markets overall, there is no assurance that the Company, at its commercial program ratings of P2/F2, will have reliable access in the future or if accessible, at reasonable costs.

On April 6, 2020 subsequent to the fiscal period end, the Company drew the entire $2.5 billion remaining availability under its Revolving Credit Facilities, in order to secure liquidity as additional cash on hand to support the Company’s liquidity resources during the COVID pandemic crisis and to mitigate the uncertainties caused by volatile capital markets, changing governmental policies, and evolving impact on world economies.

Subsequent to the end of the fiscal period, the Company issued $1.0 billion in principal amount of Senior Notes in the form of $500 million principal amount of 4.0% Senior Notes due 2023 and $500 million principal amount of 4.125% Senior Notes due 2025. All the net proceeds from the Notes offerings were applied towards the early prepayment of the Company’s term loan facilities, including prepayment of €500 million of Euro Term Loan due fiscal 2022, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

On May 15, 2020, the Company agreed with its lenders and modified the definition of Leverage Ratio to be measured on a “net of cash” basis across all of the Company’s bank credit and term loan facilities, and for such newly defined Leverage Ratio limitation of Total Consolidated Net Indebtedness to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in such credit and term loan facilities, currently at 3.0x, to be reduced to 2.25x thereafter beginning the fiscal year ending March 31, 2022 (with the first quarterly measurement date as of June 30, 2021). The net effect of such adjustment to the Leverage Ratio definition in the Company’s credit and term loan facilities is to allow the Company the flexibility to maintain elevated cash balances going forward both during current circumstances and thereafter, without constraining the Company’s strategy of maintaining strong access to liquidity during the COVID pandemic crisis. The Company’s credit and term loan facilities that were modified include: $4.0 billion Revolving Credit Facilities due fiscal year 2025 (including a $70 million sub-tranche due fiscal 2024), €250 million Euro Term Loan due fiscal year 2022 (a substantial portion was extended to mature in fiscal year 2023 pursuant to the Euro Term Loan Extension, see below), €750 million Euro Term Loan due fiscal year 2023 (a substantial portion was extended to mature in fiscal year 2024 pursuant to the Euro Term Loan Extension, see below), £300 million in GBP Term Loan due fiscal year 2022, A$500 million in AUD Term Loan due fiscal year 2022, and approximately $382 million in outstanding USD Term Loan due fiscal year 2025.

On May 15, 2020, the Company initiated elective extension amendments in accordance with the terms of the aggregate €1.0 billion principal amount of Euro Term Loans outstanding. Accordingly, €216.7 million out of €250 million Euro Term Loan due fiscal year 2022 agreed to extend maturity 12-months to mature fiscal year 2023, and €700 million out of total €750 million Euro Term Loan due fiscal year 2023 agreed to extend maturity 12-months to mature fiscal year 2024. Margin would increase during the 12-month extension terms to Euribor + 125bps and Euribor + 175bps respectively, for the Euro Term Loans originally due fiscal years 2022 and 2023, which would be an increase from the current applicable margin of Euribor + 65bps, and Euribor + 80 bps, respectively. There is no change to current margin or terms through the original maturity term of the Euro Term Loans.

The debt maturity chart below summarizes the future maturities of long-term debt principal taking into effect borrowings and prepayments as mentioned above, for fiscal years subsequent to May 15, 2020, and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities.

Share Repurchases

During fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during fiscal 2019, we announced that our Board of Directors had approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. During fiscal 2020, we repurchased 15,933,651 shares of our common stock at an aggregate cost of $736 million. See Note 15 - "Stockholders' Equity" for more information.

Dividends

During fiscal 2020, our Board of Directors declared aggregate cash dividends to our stockholders of $0.84 per share, or approximately $219 million. To enhance our financial flexibility under current uncertain market conditions, we have elected to suspend payment of a quarterly dividend. This decision will be reevaluated by the Board of DXC Technology as market conditions stabilize.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in balance sheets. See Note 5 - "Receivables" and Note 22 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of March 31, 2020, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt(1)	$290	$3,698	$2,870	$1,458	$8,316
Capitalized lease liabilities	444	510	92	—	1,046
Operating Leases(2)	508	645	325	221	1,699
Purchase Obligations(3)	1,911	1,180	286	—	3,377
U.S. Tax Reform - Transition Tax(4)	24	46	102	73	245
Interest and preferred dividend payments(5)	253	441	325	159	1,178
Total(6)	$3,430	$6,520	$4,000	$1,911	$15,861

(1) Amounts represent scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Amounts represent present value of operating leases including imputed interests. See Note 6 - "Leases" for more information.
(3) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and exclude agreements that are cancelable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall.
(4) The transition tax resulted in recording a total transition tax obligation of $288 million, of which $290 million was recorded as income tax liability and $2 million recorded as a reduction in our unrecognized tax benefits, which has been omitted from this table. The transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. We have made our first two payments. See Note 12 - "Income Taxes" for additional information about the transition tax. See Note 12 - "Income Taxes" for additional information about the estimated liability related to unrecognized tax benefits, which has been omitted from this table.
(5) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock of a consolidated subsidiary excluding contingent dividends associated with the participation and variable appreciation premium features. Also included are scheduled interest payments of $246 million on new borrowings from our credit facility agreement subsequent to period end. See Note 23 - "Subsequent Events" for more information.
(6) See Note 14 - "Pension and Other Benefit Plans" for the estimated liability related to estimated future benefit payments under our Pension and OPEB plans that have been omitted from this table.

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

Income Taxes

We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and any corresponding adjustment of valuation allowances. In addition, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax provisions.

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

The majority of unremitted earnings has been taxed in the U.S. through the transition tax and global intangible low tax income tax in connection with 2017 U.S. tax reform. The Company was not permanently reinvested in all jurisdictions with the exception of India as of March 31, 2019. As a result of the issuance of new U.S. Treasury regulations in the first quarter of fiscal 2020, the Company changed its permanent reinvestment assertion in the first quarter of fiscal 2020 with respect to certain foreign corporations, reducing the amount that will ultimately be repatriated to the U.S. by approximately $492 million. However, as of March 31, 2020, the Company anticipates that future earnings in India will not be indefinitely reinvested. This change resulted from the Company's determination that it is now efficient to repatriate earnings in India as a result of the enactment of India Finance Act, 2020 on March 27, 2020 and change in cash needs resulting from the economic consequences of the COVID-19 pandemic. We expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax upon repatriation to the U.S., however, a portion of this cash may still be subject to foreign and U.S. state tax consequences when remitted.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.2 billion as of March 31, 2020 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

Recent enactment of the CARES Act or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. The calculation of our tax liabilities involves uncertainties in the application of complex changing tax regulations. The Company is currently evaluating the impact of the CARES Act. The CARES Act makes a technical correction to the 2017 U.S. tax reform to provide a 15-year recovery period for qualified improvement property ("QIP"). This correction makes QIP eligible for bonus depreciation and is effective as if enacted as part of the 2017 U.S. tax reform. Accordingly, the Company has applied bonus depreciation on certain QIP. CARES also includes provisions relating to refundable payroll tax credits, the ability to utilize and carryback certain net operating losses, alternative minimum tax refunds, and modifications to rules regarding the deductibility of net interest expense.

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

Our weighted average rates used were:

	March 31, 2020	March 31, 2019	March 31, 2018
Discount rates	2.4%	2.5%	2.5%
Expected long-term rates of return on assets	5.8%	5.3%	4.9%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2020:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(55)	$54
Expected long-term return on plan assets	(0.5)%	$55	$(54)

Discount rate	0.5%	$25	$(793)
Discount rate	(0.5)%	$(29)	$994

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

Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities, and goodwill to reporting units and determination of the fair value of each reporting unit. The identification of reporting units involves consideration of components of the operating segments and whether or not there is discrete financial information available that is regularly reviewed by management. Additionally, we consider whether or not it is reasonable to aggregate any of the identified components that have similar economic characteristics. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions include a significant change in the business climate, established business plans, operating performance indicators or competition which could materially affect the determination of fair value for each reporting unit.

We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using performance-metric market multiples. The discount rate used in an income approach is based on our weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to a reporting unit's ability to execute on the projected future cash flows.

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2020 due primarily to the volatility of the Australian dollar, British pound and Euro in relation to the U.S. dollar. Significant foreign currency fluctuations during fiscal 2019 was due primarily to the volatility of British pound and Euro in relation to the U.S. dollar.
We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other (income) expense, net in the statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items. Therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive income, net of taxes in the statements of comprehensive income and subsequently classified into net income in the period during which the hedged transactions are recognized in net income.
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar, see Note 19 - "Segment and Geographic Information". During fiscal 2020, approximately 63% of our revenues were generated outside of the United States. For the year ended March 31, 2020, a hypothetical 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6.3%, or $1.2 billion. The majority of this fluctuation would be offset by expenses incurred in local currency; and as a result, there would not be a material change to our income from continuing operations before taxes. As such, in the view of management, the resulting impact would not be material to our results of operations or cash flows.

Interest Rate Risk

As of March 31, 2020, we had outstanding debt with varying maturities for an aggregate carrying amount of $9.9 billion, of which $5.2 billion was floating interest rate debt. Most of our floating interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our interest expense. As of March 31, 2020, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our financial statements as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - GBS and GIS reporting units - Refer to Note 1 and Note 11 to the financial statements

Critical Audit Matter description

The Company’s evaluation of goodwill for impairment involves the determination of reporting units and comparison of the fair value of each reporting unit to its carrying value. The Company identified two reporting units, Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). The identification of reporting units involves consideration of components of the operating segments and whether or not there is discrete financial information available that is regularly reviewed by management. Additionally, the Company considers whether or not it is reasonable to aggregate any of the identified components that have similar economic characteristics. The Company estimates the fair value of its reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. The estimation of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates, operating margins, and discount rates. GBS and GIS’s revenue growth rates and operating margins are sensitive to changes in customer demand. The determination of the fair value using the market approach requires management to make significant judgments related to performance-metric market multiples applied to the reporting unit’s prior and expected operating performance.

The Company performed their annual impairment test as of July 1, 2019, and, due to a subsequent sustained decline in the Company’s stock price and market capitalization, updated impairment tests were completed during the second and fourth quarters of fiscal 2020. The Company concluded that the carrying values of GBS and GIS reporting units exceeded their fair values and, therefore, an impairment was recognized in the amount of $3,789 million and $3,005 million, respectively, during fiscal 2020. As of March 31, 2020, after recording the impairments, goodwill for the GBS and GIS reporting units was $2,017 million and $0, respectively.

We identified the Company’s determination of reporting units and evaluation of goodwill impairment for the GBS and GIS reporting units as a critical audit matter because of the significant judgments made by management to identify and aggregate reporting units and estimate the fair value of each reporting unit. A high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the identification of reporting units; revenue growth rates and operating margins; the selection of reporting unit performance-metric market multiples and discount rates; and the reconciliation of the reporting units estimated fair value to the Company’s market capitalization.

How the Critical Accounting Matter Was Addressed in the Audit

Our audit procedures related to the determination of reporting units, revenue growth rates, selection of reporting unit performance-metric market multiples and discount rates, and reconciliation of market capitalization for the GBS and GIS reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s determination of reporting units and goodwill impairment evaluation, including those over the determination of the fair value of GBS and GIS, such as controls related to management’s revenue forecasts, selection of the discount rates, selection of performance-metric market multiples, and market capitalization reconciliation.

•
We evaluated management’s identification of reporting units, including consideration of components of its operating segments, the availability of discrete financial information for each that is regularly reviewed by management, and the suitability of aggregation of components.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, including management’s forecasting accuracy, (2) internal communications to management and the Board of Directors, (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group, and (4) analyzing and comparing forecasts to the Company’s revenue backlog and sales pipeline.

•	We evaluated the impact of changes in management’s forecasts on each of the impairment test dates during the fiscal year ended March 31, 2020.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of:

–
Discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

–	Performance-metric multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its peer group.

–	Reconciliation and comparison of the fair value of the GBS and GIS reporting units to the Company’s market capitalization.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 1, 2020

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,679	$2,899
Receivables and contract assets, net of allowance for doubtful accounts of $74 and $60	4,392	5,181
Prepaid expenses	646	627
Other current assets	270	359
Total current assets	8,987	9,066

Intangible assets, net of accumulated amortization of $4,347 and $3,399	5,731	5,939
Operating right-of-use assets, net	1,428	—
Goodwill	2,017	7,606
Deferred income taxes, net	265	355
Property and equipment, net of accumulated depreciation of $3,818 and $3,958	3,547	3,179
Other assets	4,031	3,429
Total Assets	$26,006	$29,574

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,276	$1,942
Accounts payable	1,598	1,666
Accrued payroll and related costs	630	652
Current operating lease liabilities	482	—
Accrued expenses and other current liabilities	2,801	3,355
Deferred revenue and advance contract payments	1,021	1,630
Income taxes payable	87	208
Total current liabilities	7,895	9,453

Long-term debt, net of current maturities	8,672	5,470
Non-current deferred revenue	735	256
Non-current operating lease liabilities	1,063	—
Non-current pension obligations	761	790
Non-current income tax liabilities and deferred tax liabilities	1,157	1,184
Other long-term liabilities	594	696
Total Liabilities	20,877	17,849

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2020 and March 31, 2019	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 255,674,040 as of March 31, 2020 and 270,213,891 as of March 31, 2019	3	3
Additional paid-in capital	10,714	11,301
(Accumulated deficit) retained earnings	(5,177)	478
Accumulated other comprehensive loss	(603)	(244)
Treasury stock, at cost, 2,148,708 and 1,788,658 shares as of March 31, 2020 and March 31, 2019	(152)	(136)
Total DXC stockholders’ equity	4,785	11,402
Non-controlling interest in subsidiaries	344	323
Total Equity	5,129	11,725
Total Liabilities and Equity	$26,006	$29,574

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2020	March 31, 2019	March 31, 2018

Revenues	$19,577	$20,753	$21,733

Costs of services (excludes depreciation and amortization and restructuring costs)	14,901	14,946	16,317
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,050	1,959	1,890
Depreciation and amortization	1,942	1,968	1,795
Goodwill impairment losses	6,794	—	—
Restructuring costs	252	465	789
Interest expense	383	334	320
Interest income	(165)	(128)	(89)
Gain on arbitration award	(632)	—	—
Other income, net	(720)	(306)	(593)
Total costs and expenses	24,805	19,238	20,429

(Loss) income from continuing operations, before taxes	(5,228)	1,515	1,304
Income tax expense (benefit)	130	288	(242)
(Loss) income from continuing operations	(5,358)	1,227	1,546
Income from discontinued operations, net of taxes	—	35	236
Net (loss) income	(5,358)	1,262	1,782
Less: net income attributable to non-controlling interest, net of tax	11	5	31
Net (loss) income attributable to DXC common stockholders	$(5,369)	$1,257	$1,751

(Loss) Income per common share
Basic:
Continuing operations	$(20.76)	$4.40	$5.32
Discontinued operations	—	0.13	0.83
	$(20.76)	$4.53	$6.15
Diluted:
Continuing operations	$(20.76)	$4.35	$5.23
Discontinued operations	—	0.12	0.81
	$(20.76)	$4.47	$6.04

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018

Net (loss) income	$(5,358)	$1,262	$1,782
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(323)	(259)	197
Cash flow hedges adjustments, net of tax (2)	(17)	(12)	(11)
Available-for-sale securities, net of tax (3)	—	—	9
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	—	(21)	38
Amortization of transition obligation, net of tax (5)	—	—	1
Amortization of prior service cost, net of tax (6)	(8)	(13)	(14)
Pension and other post-retirement benefit plans, net of tax	(8)	(34)	25
Other comprehensive (loss) income, net of taxes	(348)	(305)	220
Comprehensive (loss) income	(5,706)	957	2,002
Less: comprehensive income attributable to non-controlling interest	22	2	31
Comprehensive (loss) income attributable to DXC common stockholders	$(5,728)	$955	$1,971

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(2), $(1), and $75 for the fiscal years ended March 31, 2020, March 31, 2019, March 31, 2018, respectively.
(2) Tax benefit related to cash flow hedge adjustments was $5, $3, and $3 for the fiscal years ended March 31, 2020, March 31, 2019, March 31, 2018, respectively.
(3) Tax expense related to available-for-sale securities was $0, $0, and $2 for the fiscal years ended March 31, 2020, March 31, 2019, March 31, 2018, respectively.
(4) Tax (benefit) expense related to prior service costs was $0, $(5), and $8 for the fiscal years ended March 31, 2020, March 31, 2019, March 31, 2018, respectively.
(5)There was no tax benefit related to transition obligation.
(6) Tax benefit related to amortization of prior service costs was $1, $2, and $4 for the fiscal years ended March 31, 2020, March 31, 2019, March 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018 (1)
Cash flows from operating activities:
Net (loss) income	$(5,358)	$1,262	$1,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,960	2,023	2,014
Goodwill impairment losses	6,794	—	—
Operating right-of-use expense	698	—	—
Pension & other post-employment benefits, actuarial & settlement (gains) losses	(244)	143	(220)
Share-based compensation	68	74	93
Deferred taxes	(56)	97	(842)
Loss (gain) on dispositions	1	(163)	4
Provision for losses on accounts receivable	3	(10)	45
Unrealized foreign currency exchange losses	24	30	22
Impairment losses and contract write-offs	30	—	41
Amortization of debt issuance costs and (premium) discount	(4)	(10)	(4)
Cash surrender value in excess of premiums paid	(12)	(11)	(11)
Other non-cash charges, net	—	11	4
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in receivables	269	(947)	(464)
Increase in prepaid expenses and other current assets	(229)	(632)	(196)
Decrease in accounts payable and accruals	(565)	(52)	(96)
(Decrease) increase in income taxes payable and income tax liability	(197)	(107)	303
Decrease in operating lease liability	(698)	—	—
(Decrease) increase in advance contract payments and deferred revenue	(146)	(74)	130
Other operating activities, net	12	149	(38)
Net cash provided by operating activities	2,350	1,783	2,567

Cash flows from investing activities:
Purchases of property and equipment	(350)	(297)	(224)
Payments for transition and transformation contract costs	(281)	(394)	(328)
Software purchased and developed	(235)	(261)	(211)
Cash acquired through HPES Merger	—	—	938
Payments for acquisitions, net of cash acquired	(1,997)	(365)	(203)
Business dispositions	—	(65)	—
Cash collections related to deferred purchase price receivable	671	1,084	685
Proceeds from sale of assets	73	357	58
Short-term investing	(75)	—	—
Proceeds from short-term investing	38	—	—
Other investing activities, net	19	10	4
Net cash (used in) provided by investing activities	(2,137)	69	719

Cash flows from financing activities:
Borrowings of commercial paper	4,939	2,747	2,413
Repayments of commercial paper	(5,076)	(2,840)	(2,297)
Borrowings under lines of credit	1,500	—	—
Repayment of borrowings under lines of credit	—	—	(737)

Borrowings on long-term debt, net of discount	2,198	1,646	621
Principal payments on long-term debt	(1,039)	(2,625)	(1,547)
Payments on finance leases and borrowings for asset financing	(865)	(944)	(1,060)
Borrowings for USPS spin transaction	—	1,114	—
Proceeds from bond issuance	—	753	989
Proceeds from stock options and other common stock transactions	11	47	138
Taxes paid related to net share settlements of share-based compensation awards	(16)	(54)	(76)
Repurchase of common stock and advance payment for accelerated share repurchase	(736)	(1,344)	(132)
Dividend payments	(214)	(210)	(174)
Other financing activities, net	(45)	47	(28)
Net cash provided by (used in) financing activities	657	(1,663)	(1,890)
Effect of exchange rate changes on cash and cash equivalents	(90)	(19)	65
Net increase in cash and cash equivalents	780	170	1,461
Cash and cash equivalents at beginning of year	2,899	2,729	1,268
Cash and cash equivalents at end of year	$3,679	$2,899	$2,729

(1) As a result of the USPS Separation, the Consolidated Statements of Operations, Consolidated Balance Sheets, and related financial information reflect USPS's operations and assets and liabilities as discontinued operations for all periods presented. The cash flows of USPS have not been segregated and are included in the Consolidated Statement of Cash flows for the fiscal year ended March 31, 2018 and through the separation date of May 31, 2018 in the Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166
Recapitalization adjustment(1)	(10,633)	(151)	(346)			497	—	—	—
Recast balance at March 31, 2017	141,299	$1	$2,219	$(170)	$(162)	$—	$1,888	$278	$2,166
Business acquired in purchase, net of issuance costs(2)	141,741	2	9,848				9,850	50	9,900
Net income				1,751			1,751	31	1,782
Other comprehensive income					220		220		220
Share-based compensation expense			92				92		92
Acquisition of treasury stock						(85)	(85)		(85)
Share repurchase program	(1,538)		(66)	(71)			(137)		(137)
Stock option exercises and other common stock transactions	4,891		117				117		117
Dividends declared ($0.72 per share)				(209)			(209)		(209)
Non-controlling interest distributions and other							—	(9)	(9)
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837

(1)	Certain prior year amounts were adjusted to retroactively reflect the legal capital of DXC.

(2)	See Note 2 - "Acquisitions"

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				1,257			1,257	5	1,262
Other comprehensive loss					(302)		(302)	(3)	(305)
Share-based compensation expense			74				74		74
Acquisition of treasury stock						(51)	(51)		(51)
Share repurchase program	(19,343)		(845)	(494)			(1,339)		(1,339)
Stock option exercises and other common stock transactions	3,164		37				37		37
Dividends declared ($0.76 per share)				(209)			(209)		(209)
Non-controlling interest distributions and other							—	(29)	(29)
Divestiture of USPS			(175)	(1,491)			(1,666)		(1,666)
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725

(1)	1,788,658 treasury shares as of March 31, 2019

The accompanying notes are an integral part of these consolidated financial statements.

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(5,369)			(5,369)	11	(5,358)
Other comprehensive loss					(359)		(359)	11	(348)
Share-based compensation expense			70				70		70
Acquisition of treasury stock						(16)	(16)		(16)
Share repurchase program	(15,934)		(669)	(67)			(736)		(736)
Stock option exercises and other common stock transactions	1,394		12				12		12
Dividends declared ($0.84 per share)				(219)			(219)		(219)
Non-controlling interest distributions and other							—	(1)	(1)
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129

(1)	2,148,708 treasury shares as of March 31, 2020

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statement of Comprehensive (Loss) Income as the "statements of comprehensive income," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

Leases

Effective April 1, 2019, the Company adopted ASU 2016-02, "Leases, Topic ASC 842" using the modified retrospective method. Refer to the Recently Adopted Accounting Pronouncements section of this Note and Note 6 - "Leases" for further discussion of the impact of adoption and other required disclosures. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating right-of-use ("ROU") assets, net, current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short-term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

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

Revenue Recognition

Effective April 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Refer to New Accounting Standards below and Note 20 - “Revenue” for further discussion of the impact of adoption and other required disclosures. The Company’s accounting policy related to the new revenue standard is summarized below.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC's IT outsourcing ("ITO") arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements is recognized over time based upon the level of services delivered in the distinct periods in which they are provided based on time increments. When other parties are involved in providing goods or services as part of our customer arrangements, DXC recognizes revenue on a gross basis as a principal when it controls goods or services before they are transferred to the customer. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the client's operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

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

DXC's ITO arrangements may also contain embedded leases for equipment used to fulfill services. A contract with a customer includes an embedded lease when DXC grants the customer a right to control the use of an identified asset for a period of time in exchange for consideration. Embedded leases with customers are typically recognized either as a sales type lease in which Revenue and Cost of Sales is recognized upon lease commencement; or they may be recognized as operating leases in which revenue is recognized over the usage period.

The transaction price of a contract is determined based on fixed and variable consideration. Variable consideration related to the Company’s ITO offerings often include volume-based pricing that are allocated to the distinct days of the services to which the variable consideration pertains. However, in certain cases, estimates of variable consideration, including penalties, contingent milestone payments and rebates are necessary. The Company only includes estimates of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the customer and other similar customers, and the facts and circumstances specific to the arrangement.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill Impairment Analysis

Effective July 1, 2019, the Company adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" using the prospective method. Refer to the Recently Adopted Accounting Pronouncements section of this Note and Note 11 - "Goodwill" for further discussion of impact of adoption and other required disclosures.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables

The Company records receivables at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion cost-to-cost method of accounting), amounts retained by the customer until the completion of a specified contract, negotiation of contract modification and claims. Unbilled recoverable amounts under contracts in progress generally become billable upon achievement of project milestones or upon acceptance by the customer.

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

In accordance with its policy, the Company reviews the estimated useful lives of its property and equipment on an ongoing basis. As a result, effective fiscal year 2020, the Company changed its estimate of the useful lives of its computers and related equipment from an average of four to five years to an average of four to seven years , which better reflects the estimated periods during which these assets will remain in service. This change resulted in a $225 million decrease to depreciation expense for the fiscal year ended March 31, 2020.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

During fiscal 2020, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to Note 6 - "Leases" for additional information.

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

January 2017 ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment"	July 1, 2019 Prospective
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

DXC's impairment testing resulted in non-cash impairment charges of $6,794 million, consisting of $3,789 million and $3,005 million in its GBS and GIS reporting units, respectively. See Note 11 - "Goodwill" for additional information.

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
DXC has evaluated its trade receivables and financial arrangements and determined that the adoption of ASU 2016-13 will be immaterial to the consolidated financial statements.
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
DXC has evaluated the impact of adopting ASU 2018-15 and determined that the adoption will be immaterial to the consolidated financial statements.
August 2018 ASU 2018-13 – "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement"	Fiscal 2021
This update is to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.
DXC is currently evaluating to determine what updates may be required and disclosed.

Other recently issued ASUs effective after March 31, 2020 are not expected to have a material effect on DXC's consolidated financial statements.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation was finalized during the fourth quarter of fiscal 2020. The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the Luxoft acquisition date is as follows:

(in millions)	Fair Value
Cash and cash equivalents	$113
Accounts receivable	233
Other current assets	15
Total current assets	361
Property and equipment	31
Intangible assets	577
Other assets	99
Total assets acquired	1,068
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	(121)
Deferred revenue	(8)
Long-term deferred tax liabilities and income tax payable	(106)
Other liabilities	(72)
Total liabilities assumed	(307)
Net identifiable assets acquired	761
Goodwill	1,262
Total consideration transferred	$2,023

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. The goodwill recognized with the acquisition was attributable to the synergies expected to be achieved by combining the businesses of DXC and Luxoft, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The total goodwill arising from the acquisition was allocated to GBS and is not deductible for tax purposes. See Note 11 - "Goodwill."

As of the period March 31, 2020, the Company made a number of refinements to the June 14, 2019 purchase price allocation. These refinements were primarily driven by the Company recording valuation adjustments that increased customer related intangibles by $6 million and historical deferred tax adjustments including $22 million uncertain tax positions which resulted in a decrease in net identifiable assets of $17 million.

Current assets and liabilities

The Company valued current assets and liabilities using existing carrying values as an estimate of the approximate fair value of those items at the acquisition date except for certain contract receivables for which the Company determined fair value based on a cost plus margin approach.

Property and equipment

The acquired property and equipment are summarized in the following table:

(in millions)	Amount
Land, buildings, and leasehold improvements	$8
Computers and related equipment	12
Furniture and other equipment	11
Total	$31

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company valued acquired property and equipment using the direct capitalization method of the income approach and the cost approach. For all other categories of property and equipment, based on the nature of the assets, the Company determined that the net book value represents the fair value.

Identified intangible assets

The acquired identifiable intangible assets are summarized in the following table:

(in millions)	Amount	Estimated Useful Lives (Years)
Customer related intangibles	$417	10
Trade names	143	20
Developed technology	6	3
Third-party purchased software	11	3
Total	$577

Developed technology and third-party purchased software are included in the software category and trade names are included in the other intangible assets category in Note 10 -"Intangible Assets".

The Company valued customer relationships using the multi-period excess earnings method under the income approach and valued trade names and developed technology using a relief from royalty method under the income approach. The Company determined that the net book value of the purchased software represents the fair value.

Deferred tax liabilities

The Company valued deferred tax liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

Results of Operations

The Company's statement of operations includes the following revenues and net income attributable to Luxoft since the acquisition date:

(in millions)	Twelve Months Ended March 31, 2020(1)
Revenues	$695
Net income (loss)	$(25)

(1) Results for the fiscal year ended March 31, 2020 reflect operations subsequent to the acquisition date of June 14, 2019, not the full twelve months of fiscal 2020.

Fiscal 2019 Acquisitions

Molina Medicaid Solutions Acquisition

On October 1, 2018, DXC completed its acquisition of Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems business, from Molina Healthcare, Inc. for the total consideration of $233 million. The combination of MMS with DXC expands DXC’s ability to provide services to state agencies in the administration of Medicaid programs, including business processing, information technology development and administrative services.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for the MMS was allocated to assets acquired and liabilities assumed based upon the current determination of fair values at the date of acquisition as follows: $87 million to current assets, $112 million to intangible assets other than goodwill, $11 million to other assets, $51 million to current liabilities, $18 million to other liabilities and $92 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The intangible assets acquired include customer relationships and developed technology which have a 13-year weighted average estimated useful life.

Other Acquisitions

In addition to the MMS acquisition, DXC completed seven acquisitions to complement the Company's Microsoft Dynamics and ServiceNow offerings and to provide opportunities for future growth. The acquired businesses are included in the results for the GBS segment. The purchase consideration of $228 million included cash of $187 million and contingent consideration with an estimated fair value of $41 million. The purchase price was allocated to assets acquired and liabilities assumed based upon determination of fair values at the dates of acquisition as follows: $73 million to current assets, $71 million to intangible assets other than goodwill, $10 million to other non-current assets, $63 million to current liabilities and $137 million to goodwill. The goodwill is associated with the Company's GBS segment some of which is tax deductible.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the HPES Merger date. The goodwill recognized with the HPES Merger was attributable to the synergies expected to be achieved by combining the businesses of CSC and HPES, expected future contracts and the acquired workforce. The goodwill arising from the HPES Merger was allocated to the Company's reportable segments as $2.8 billion to the GBS segment, $2.6 billion to the GIS segment and $2.0 billion to the USPS segment. The goodwill is not deductible for tax purposes. See Note 11 - "Goodwill."

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the HPES Merger, the Company divested USPS which was acquired in the HPES Merger. See Note 3 - "Divestitures" for additional information about the divestiture of USPS.

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

Note 3 - Divestitures

Fiscal 2019 Separation of USPS

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

•a Separation and Distribution Agreement;
•an Employee Matters Agreement;
•a Tax Matters Agreement;
•an Intellectual Property Matters Agreement;
•a Transition Services Agreement;
•a Real Estate Matters Agreement;
•an IT Services Agreement and,
•a Non-US Agency Agreement.

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023. Results for the twelve months ended March 31, 2020 include $39 million of revenue and income from continuing operations before taxes associated with the IT services agreement.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DXC's Chief Financial Officer, Paul N. Saleh, served as a Director of Perspecta until his term ended on August 13, 2019. Due to Mr. Saleh's leadership position at DXC and former leadership position at Perspecta, Perspecta is considered a related party under ASC 850 "Related Party Disclosures" for fiscal 2020. Transactions with Perspecta were immaterial to the Company's financial statements for the fiscal year ended March 31, 2020 and balances due to and from Perspecta were immaterial to the Company's balance sheet as of March 31, 2020.

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

Note 4 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2020	March 31, 2019	March 31, 2018

Net (loss) income attributable to DXC common shareholders:
From continuing operations	$(5,369)	$1,222	$1,515
From discontinued operations	—	35	236
	$(5,369)	$1,257	$1,751
Common share information:
Weighted average common shares outstanding for basic EPS	258.57	277.54	284.93
Dilutive effect of stock options and equity awards	—	3.89	4.84
Weighted average common shares outstanding for diluted EPS	258.57	281.43	289.77

EPS:
Basic
Continuing operations	$(20.76)	$4.40	$5.32
Discontinued operations	—	0.13	0.83
Total	$(20.76)	$4.53	$6.15

Diluted
Continuing operations	$(20.76)	$4.35	$5.23
Discontinued operations	—	0.12	0.81
Total	$(20.76)	$4.47	$6.04

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2020(1)	March 31, 2019	March 31, 2018
Stock Options	1,075,901	—	—
RSUs	2,029,567	46,051	54,637
PSUs	289,972	25,086	96,029

(1) Due to the Company's net loss during fiscal 2020, stock options, RSUs and PSUs were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2020	March 31, 2019
Billed trade receivables	$2,094	$2,508
Unbilled receivables	1,419	1,114
Other receivables	879	1,559
Total	$4,392	$5,181

The following table summarizes activity for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Beginning balance	$60	$40	$26
Additions charged to costs and expenses	23	19	45
Deductions(1)	(4)	(4)	(37)
Other(2)	(5)	5	6
Ending balance	$74	$60	$40

(1)	Represents write-offs and recoveries of prior year charges.

(2)	Includes changes in foreign currency exchange rates.

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2020, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, the Company and certain of its subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly-owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2020, Receivables SPV amended the Receivables Facility (the "Amendment") to increase the investment limit from $600 million to $750 million and extend the termination date to August 19, 2020. Under the terms of the amended Receivables Facility, there are no longer deferred purchase prices ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. Prior to the Amendment, DPP's were realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities. The DPP was $525 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP and returned title to the applicable underlying receivables titles to Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 17 - "Cash Flows."

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2020, the total availability under the Receivables Facility was $750 million and the amount sold to the Purchasers was $750 million, which was derecognized from the Company's balance sheet. The Receivables Facility is scheduled to terminate on August 19, 2020, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV's sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

	As of and for the Fiscal Year Ended
(in millions)	March 31, 2020	March 31, 2019
Beginning balance	$574	$233
Transfers of receivables	1,214	5,435
Collections	(1,265)	(4,393)
Change in funding availability	2	(246)
Facility amendments	(525)	(457)
Fair value adjustment	—	2
Ending balance	$—	$574

German Receivables Facility

On October 1, 2019, DXC executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of March 31, 2020, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The facility has an investment limit of €200 million (approximately $225 million as of March 31, 2020). Under the DE Receivables Facility, certain DXC subsidiaries located in Germany (the "DE Sellers") sell billed and unbilled accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables"), a trust owned bankruptcy-remote entity, in a true sale. Pursuant to a receivables purchase agreement, DE Receivables subsequently sells the receivables to the DE Purchasers in return for payments of capital. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and DPP. The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPP are classified as cash flows from investing activities.

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2020, the total availability under the DE Receivables Facility was approximately $116 million and the drawn amount was $105 million. As of March 31, 2020, the Company recorded a $11 million receivable within receivables, net because the amount of cash proceeds received by the Company under the DE Receivables Facility was less than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2020, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of March 31, 2020
Beginning balance	$—
Transfers of receivables	996
Collections	(879)
Change in funding availability	(14)
Ending balance	$103

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

The following table reflects activity of the Federal Receivables Sales Facility, prior to the Separation:

(in millions)	As of the Fiscal Year Ended March 31, 2019(1)
Transfers of receivables	$464
Collections	$521
Operating cash flow effect	$(57)

(1) Results for the fiscal year ended March 31, 2019 reflect operations through the Separation date of May 31, 2018, not the full twelve month period.

Note 6 - Leases

The Company has operating and finance leases for data centers, corporate offices, retail stores and certain equipment. Our leases have remaining lease terms of 1 to 13 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 to 3 years.

The components of lease expense were as follows:

(in millions)	Fiscal Years Ended March 31, 2020
Operating lease cost	$698
Short-term lease cost	49
Variable lease cost	46
Sublease income	(45)
Total operating costs	$748

Finance lease cost:
Amortization of right-of-use assets	$405
Interest on lease liabilities	65
Total finance lease cost	$470

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 17 - "Cash Flows."

(in millions)	Fiscal Years Ended March 31, 2020
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$698
Operating cash flows from finance leases	$65
Financing cash flows from finance leases	$576

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2020
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,428
ROU finance lease assets	Property and Equipment, net	1,220
Total		$2,648

Liabilities:
Current
Operating lease	Current operating lease liabilities	$482
Finance lease	Short-term debt and current maturities of long-term debt	444
Total		$926

Non-current
Operating lease	Non-current operating lease liabilities	$1,063
Finance lease	Long-term debt, net of current maturities	602
Total		$1,665

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

Weighted average remaining lease term:	Years
Operating leases	4.8
Finance leases	2.7

Weighted average remaining discount rate:	Rate
Operating leases	4.0%
Finance leases	6.4%

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of March 31, 2020:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
2021	$429	$79	$464
2022	330	41	339
2023	255	19	195
2024	189	11	81
2025	121	4	16
Thereafter	211	10	—
Total lease payments	1,535	164	1,095
Less: imputed interest	145	9	49
Total payments	$1,390	$155	$1,046

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		Fair Value Hierarchy
(in millions)	As of March 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$156	$156	$—	$—
Time deposits(1)	595	595	—	—
Other debt securities(2)	51	—	48	3
Deferred purchase price receivable	103	—	—	103
Total assets	$905	$751	$48	$106

Liabilities:
Contingent consideration	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

	As of March 31, 2019
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$6	$6	$—	$—
Time deposits(1)	194	194	—	—
Other debt securities(2)	53	—	49	4
Deferred purchase price receivable	574	—	—	574
Total assets	$827	$200	$49	$578

Liabilities:
Contingent consideration	$41	$—	$—	$41
Total Liabilities	$41	$—	$—	$41

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $37 million and $38 million, and unrealized gains of $11 million and $11 million, as of March 31, 2020 and March 31, 2019, respectively.

The fair value of money market funds and money market deposit accounts, and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. The fair value of the DPP, included in receivables, net of allowance for doubtful accounts, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance and other considerations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding capitalized lease liabilities, was $8.2 billion and $5.6 billion as of March 31, 2020 and March 31, 2019, respectively, as compared with carrying value of $8.4 billion and $5.6 billion as of March 31, 2020 and March 31, 2019, respectively. If measured at fair value, long-term debt, excluding capitalized lease liabilities would be classified in Level 1 or Level 2 of the fair value hierarchy.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2020 and March 31, 2019 was $455 million and $277 million, respectively. As of March 31, 2020, the related forecasted transactions extend through September 2021.

For the fiscal years ended March 31, 2020 and March 31, 2019, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the fiscal years ended March 31, 2020 and March 31, 2019, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2020, $17 million of the existing gain related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

The Company has designated certain foreign currency forward contracts as net investment hedges to protect its investment in certain foreign operations against adverse changes in exchange rates between the EUR and USD. These contracts were de-designated and settled during the fiscal year ended March 31, 2020, and as of March 31, 2020, there were none outstanding. As of March 31, 2019, the notional amount of foreign currency forward contracts designated as net investment hedges was $1.7 billion.

The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive loss was $(18) million and in loss from continuing operations was $2 million during the fiscal year ended March 31, 2020.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2020 and March 31, 2019 was $2.2 billion and $2.5 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2020	March 31, 2019	March 31, 2018
Foreign currency forward contracts	Other expense (income), net	$(37)	$16	$118

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2020	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts (1)	Other current assets	—	38
Total fair value of derivatives designated for hedge accounting		$—	$38

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$16	$5
Total fair value of derivatives not designated for hedge accounting		$16	$5

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2020	March 31, 2019

Derivatives designated for hedge accounting:
Foreign currency forward contracts(1)	Accrued expenses and other current liabilities	$20	$4
Total fair value of derivatives designated for hedge accounting:		$20	$4

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$12	$9
Total fair value of derivatives not designated for hedge accounting		$12	$9

(1)	Foreign currency forward contracts designated for hedge accounting includes designated cash flow hedges and net investment hedges.

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2020, there were no counterparties with concentration of credit risk.

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

As of March 31, 2020, DXC had $1.9 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2020, the pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive (loss) income was $53 million. As of March 31, 2019, DXC did not have any foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 9 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2020	March 31, 2019
Property and equipment — gross:
Land, buildings and leasehold improvements	$2,233	$2,180
Computers and related equipment	4,876	4,719
Furniture and other equipment	226	224
Construction in progress	30	14
	7,365	7,137
Less: accumulated depreciation	3,818	3,958
Property and equipment, net	$3,547	$3,179

Depreciation expense for fiscal 2020, 2019 and 2018 was $643 million, $820 million and $709 million, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,048	$2,614	$1,434
Customer related intangible assets	5,795	1,697	4,098
Other intangible assets	235	36	199
Total intangible assets	$10,078	$4,347	$5,731

	As of March 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,864	$2,235	$1,629
Customer related intangible assets	5,389	1,139	4,250
Other intangible assets	85	25	60
Total intangible assets	$9,338	$3,399	$5,939

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Intangible asset amortization	$1,019	$890	$860
Transition and transformation contract cost amortization(1)	280	258	226
Total amortization expense	$1,299	$1,148	$1,086

(1)	Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization as of March 31, 2020 is as follows:

Fiscal Year	(in millions)
2021	$1,004
2022	$915
2023	$835
2024	$750
2025	$662

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2020 and March 31, 2019, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2019, net	4,599	3,007	7,606

Acquisitions	1,288	70	1,358
Impairment Losses	(3,789)	(3,005)	(6,794)
Foreign currency translation	(81)	(72)	(153)

Goodwill, gross	6,507	5,066	11,573
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2020, net	$2,017	$—	$2,017

(in millions)	GBS	GIS	Total
Balance as of March 31, 2018, net	4,531	3,088	7,619

Acquisitions	228	—	228
Divestitures	(12)	—	(12)
Foreign currency translation	(148)	(81)	(229)

Goodwill, gross	5,300	5,068	10,368
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2019, net	$4,599	$3,007	$7,606

As a result of the USPS Separation on May 31, 2018, as more fully described in Note 3 - "Divestitures", USPS is no longer a reportable segment. The fiscal 2020 and 2019 additions to goodwill were due to the acquisitions described in Note 2 - "Acquisitions", including goodwill of some insignificant acquisitions. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

Fiscal 2020

The Company performed its annual goodwill impairment assessment as of July 1, 2019. Subsequent to the measurement date, the Company experienced a decline in its stock price and market capitalization that represented an indicator of impairment as the observed declines were substantial and sustained. As a result, the Company performed quantitative goodwill impairment tests during the second and fourth quarters of fiscal 2020. Both quantitative goodwill impairment tests were performed for all of DXC's reporting units, consistent with its policy described in Note 1 - "Summary of Significant Accounting Policies.” As part of the reconciliation to the Company’s market capitalization, the Company concluded on both instances that the carrying values of its reporting units exceeded their estimated fair values and recognized total non-cash impairment charges of $6,794 million, consisting of $3,789 million and $3,005 million in its GBS and GIS segments, respectively. The goodwill impairment charges do not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2019

The Company’s annual goodwill impairment analysis, which was performed as of July 1, 2018, did not result in an impairment charge. At the end of fiscal 2019, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2019.

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

Note 12 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Domestic entities	$(2,928)	$511	$454
Entities outside the United States	(2,300)	1,004	850
Total	$(5,228)	$1,515	$1,304

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Current:
Federal	$3	$(50)	$392
State	16	42	16
Foreign	167	218	247
	186	210	655
Deferred:
Federal	(125)	95	(899)
State	17	23	(59)
Foreign	52	(40)	61
	(56)	78	(897)
Total income tax expense (benefit)	$130	$288	$(242)

The current federal (benefit) and tax expense for fiscal years 2020, 2019 and 2018 includes a $(31) million transition tax benefit, $(44) million transition tax benefit and $332 million transition tax expense, respectively. The current expense (benefit) for fiscal 2020, 2019 and 2018, includes interest and penalties of $2 million, $1 million and $2 million, respectively, for uncertain tax positions.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net receivable of $8 million due to $44 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $87 million of tax indemnification receivable related to other tax payables and $123 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $72 million and a tax indemnification payable to Perspecta of $45 million related to income tax and other tax liabilities.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate ("ETR") for continuing operations is below. Due to the Company's fiscal year, the U.S. federal weighted statutory tax rate for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018 were of 21.0%, 21.0% and 31.5%, respectively.

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Statutory rate	(21.0)%	21.0%	31.5%
State income tax, net of federal tax	(1.4)	3.2	2.0
Foreign tax rate differential	(11.9)	(18.4)	(5.7)
Goodwill impairment	28.3	—	—
Change in valuation allowances	12.1	16.9	(7.7)
Income Tax and Foreign Tax Credits	(2.6)	(0.6)	(7.6)
Arbitration Award	(3.6)	—	—
Change in uncertain tax positions	1.1	(1.5)	(0.2)
Withholding Taxes	0.9	3.5	2.3
U.S. Tax on Foreign Income	0.4	2.4	2.1
Excess tax benefits for stock compensation	0.1	(1.1)	(3.0)
Capitalized transaction costs	0.1	0.1	1.0
United States Tax Reform	(0.7)	(3.4)	(40.6)
Change in Indefinite Reinvestment Assertion	—	(3.1)	3.3
Loss of attributes due to merger	—	—	5.1
Prepaid tax asset amortization	—	—	0.3
Other items, net	0.7	—	(1.4)
Effective tax rate	2.5%	19.0%	(18.6)%

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2020, the ETR was primarily impacted by:

•	Non-deductible goodwill impairment charge, which increased tax expense and increased the ETR by $1,482 million and 28.3%, respectively.

•	Non-taxable gain on the arbitration award, which decreased income tax expense and decreased the ETR by $186 million and 3.6%, respectively.

•
A change in the net valuation allowance on certain deferred tax assets, primarily in Australia, Brazil, China, Luxembourg, and Singapore, which increased income tax expense and increased the ETR by $631 million and 12.1%, respectively.

•
An increase in Income Tax and Foreign Tax Credits, primarily relating to research and development credits recognized for prior years, which decreased income tax expense and decreased the ETR by $135 million and 2.6%, respectively.

•
Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $637 million and 12.2%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

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

•	The remeasurement of deferred tax assets and liabilities as a result of the Act, which increased the income tax benefit and decreased the ETR by $338 million and 25.9%, respectively.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2020	March 31, 2019
Deferred tax assets
Employee benefits	$—	$79
Tax loss/credit carryforwards	2,516	1,917
Accrued interest	12	16
Operating lease liabilities	370	—
Contract accounting	126	130
Other assets	144	139
Total deferred tax assets	3,168	2,281
Valuation allowance	(2,162)	(1,575)
Net deferred tax assets	1,006	706

Deferred tax liabilities
Depreciation and amortization	(850)	(994)
Operating right-of-use asset	(343)	—
Investment basis differences	(68)	(61)
Employee benefits	(48)	—
Other liabilities	(150)	(63)
Total deferred tax liabilities	(1,459)	(1,118)

Total net deferred tax assets (liabilities)	$(453)	$(412)

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2020	March 31, 2019
Current:
Income tax receivables and prepaid taxes	$58	$113
	$58	$113
Non-current:
Income taxes receivable and prepaid taxes	$180	$137
Deferred tax assets	265	355
	$445	$492

Total	$503	$605

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2020	March 31, 2019
Current:
Liability for uncertain tax positions	$(12)	$—
Income taxes payable	(75)	(208)
	$(87)	$(208)
Non-current:
Deferred taxes	(718)	(767)
Income taxes payable	(168)	(201)
Liability for uncertain tax positions	(271)	(216)
	$(1,157)	$(1,184)

Total	$(1,244)	$(1,392)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2.2 billion as of March 31, 2020 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

As of March 31, 2018, the Company's net deferred tax assets in Singapore were primarily the result of $80 million indefinitely lived net operating loss carryforwards. A partial valuation allowance was recorded against the net operating losses as of the reporting date based upon the negative evidence of a three-year cumulative loss, uncertainty of predicting loss of contracts and an estimated forty-year net operating loss utilization period. For the period ended March 31, 2020, management has determined that the positive evidence of a three-year cumulative profit, ten consecutive quarters of profitability, and expansion of customer contract base outweighs the negative evidence of an estimated seventeen-year net operating loss utilization period. Therefore, as of March 31, 2020 management has had a change in judgment that it is now more likely than not that the net operating loss carryforwards in Singapore will be fully utilized. As a result, we recorded a valuation allowance release of $47.7 million to the income statement as deferred tax benefit in the current period.

The net increase in the valuation allowance of $587 million in fiscal 2020, is primarily due to the local losses in Luxembourg for the write-down on foreign investment carrying value of $637 million, valuation allowance releases of $(6) million, and an adjustment for currency translation of $(44) million.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2020				As of March 31, 2019
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$15	$3	$12	2033	$25	$—	$25	2037
State	$673	$6	$667	2040	$845	$9	$836	2039
Foreign	$10,512	$6,471	$4,041	2040	$7,595	$7,292	$303	2039
Tax credit carryforwards
Federal	$9	$—	$9	2040	$—	$—	$—	N/A
State	$16	$7	$9	2039	$23	$7	$16	2039
Foreign	$16	$—	$16	2020	$18	$—	$18	2020
Capital loss carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$—	$—	$—	N/A	$—	$—	$—	N/A
Foreign	$59	$40	$19	2023	$236	$211	$25	2023

The Company was a beneficiary of tax holiday incentives in India in fiscal 2019 and 2018 and was a beneficiary of Malaysian tax holiday incentives in fiscal 2018. As a result of these tax holiday incentives, the Company recorded an income tax benefit of approximately, $0 million, $2 million and $5 million, during fiscal 2020, 2019 and 2018, respectively. The per share effects were $0.0, $0.01 and $0.02, for fiscal, 2020, 2019 and 2018, respectively.

The majority of unremitted earnings has been taxed in the U.S. through the transition tax and global intangible low tax income tax in connection with 2017 U.S. tax reform. The Company was not permanently reinvested in all jurisdictions with the exception of India as of March 31, 2019. As a result of the issuance of new U.S. Treasury regulations in the first quarter of fiscal 2020, the Company changed its permanent reinvestment assertions with respect to certain foreign corporations, reducing the amount that will ultimately be repatriated to the U.S. by approximately $492 million. However, as of March 31, 2020, the Company anticipates that future earnings in India will not be indefinitely reinvested. This change resulted from the Company's determination that it is now efficient to repatriate earnings in India as a result of the enactment of India Finance Act, 2020 on March 27, 2020 and the change in cash needs resulting from economic consequences of the COVID-19 pandemic. We expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax upon repatriation to the U.S., however, a portion of this cash may still be subject to foreign and U.S. state tax consequences when remitted.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019
Tax	$253	$165
Interest	45	41
Penalties	21	25
Offset to receivable	(24)	—
Net of tax attributes	(12)	(15)
Total	$283	$216

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Balance at beginning of fiscal year	$165	$219	$192
Gross increases related to prior year tax positions	74	4	10
Gross decreases related to prior year tax positions	(9)	(27)	(12)
Gross increases related to current year tax positions	15	—	7
Settlements and statute of limitation expirations	(7)	(23)	(19)
Acquisitions	18	—	39
Foreign exchange and others	(3)	(8)	2
Balance at end of fiscal year	$253	$165	$219

The Company’s liability for uncertain tax positions at March 31, 2020, March 31, 2019 and March 31, 2018, includes $210 million, $138 million and $170 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The increase relating to the prior year tax positions primarily relate to the Company's increase in research and development credits and reserves relating to certain legacy CSC foreign restructuring expenses deducted on the U.S. tax return for the year ending March 31, 2013.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2020, the Company had a net increase in interest expense of $5 million ($3 million net of tax) and a net decrease in accrued expense for penalties of $3 million and, as of March 31, 2020, recognized a liability for interest of $45 million ($40 million net of tax) and penalties of $21 million. During the year ended March 31, 2019, the Company had a net increase in interest expense of $2 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $1 million and, as of March 31, 2019, recognized a liability for interest of $41 million ($36 million net of tax) and penalties of $25 million. The following table presents the change in interest and penalties from the previous reported period, as well as the liability at the end of each period presented:

	As of and for the Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
(in millions)	Increase (Decrease)
Interest	$5	$2	$2
Interest, net of tax	$3	$1	$2
Accrued penalties	$(3)	$(1)	$—
Liability for interest	$45	$41	$40
Liability for interest, net of tax	$40	$36	$36
Liability for penalties	$21	$25	$25

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2008 and forward
Australia	2012 and forward
Canada	2006 and forward
France	2015 and forward
Germany	2010 and forward
India	1999 and forward
United Kingdom	2011 and forward

The IRS is examining CSC's federal income tax returns for fiscal 2008 through 2017. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through September 30, 2020.

In the first quarter of fiscal 2020, we filed for competent authority relief relating to certain legacy CSC foreign restructuring expenses deducted for the U.S. federal tax return for tax year March 31, 2013. The Company has agreed to extend the statute of limitations associated with the fiscal years 2011 through 2013 through December 31, 2020. In the second quarter of fiscal 2020, the Company received a Revenue Agent's Report with proposed adjustments to CSC's fiscal 2014 through 2017 federal returns. The Company has filed a protest for certain of these adjustments with the IRS Office of Appeals. The Company has agreed to extend the statute of limitations for the fiscal 2014 through fiscal 2016 through December 31, 2020 and for the employment tax audit of fiscal years 2015 and 2016 until January 31, 2021. The Company expects to reach a resolution for all years no earlier than the first quarter of fiscal 2022 except agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2013 federal tax returns, which are expected to be resolved within twelve months.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $25 million to $27 million, excluding interest, penalties, and tax carryforwards.

Note 13 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2020	March 31, 2019
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.23) - 2.76%	2021	$542	$694
Current maturities of long-term debt	Various	2021	290	766
Current maturities of capitalized lease liabilities	0.62% - 17.68%	2021	444	482
Short-term debt and current maturities of long-term debt			$1,276	$1,942

Long-term debt, net of current maturities
AUD term loan	1.65% - 2.66%(2)	2022	489	567
GBP term loan	1.50 - 1.63%(3)	2022	556	583
EUR term loan	0.65%(4)	2022	822	—
EUR term loan	0.80%(5)	2023	821	—
USD term loan	2.85% - 3.67%(6)	2025	480	—
$500 million Senior notes	2.88%	2020	—	502
$500 million Senior notes	3.08% - 3.69%	2021	—	498
$274 million Senior notes	4.45%	2023	276	277
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	505	506
£250 million Senior notes	2.75%	2025	307	322
€650 million Senior notes	1.75%	2026	709	725
$500 million Senior notes	4.75%	2028	507	508
$234 million Senior notes	7.45%	2030	271	273
Revolving credit facility	2.06%	2024 - 2025	1,500	—
Lease credit facility	1.70% - 3.50%	2021 - 2023	11	25
Finance lease liabilities	0.62% - 17.68%	2021 - 2025	1,046	1,127
Borrowings for assets acquired under long-term financing	0.48% - 5.78%	2021 - 2028	802	462
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	62
Other borrowings(7)	Various	2021 - 2022	70	109
Long-term debt			9,406	6,718
Less: current maturities			734	1,248
Long-term debt, net of current maturities			$8,672	$5,470

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in U.S. dollars.

(2)	Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(3) Three-month LIBOR rate plus 0.80%.
(4) At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 0.40% and 0.90%, based on published credit ratings of DXC.
(5) At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 0.55% and 1.05%, based on published credit ratings of DXC.
(6) At DXC’s option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin of between 1.00% and 1.50%, based on published credit ratings of DXC or the Base Rate plus a margin of between 0.00% and 0.50%, based on published credit ratings of DXC.
(7) Other borrowings consist mostly of 7.4% USD Senior Note.

Senior Notes and Term Loans

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. Interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior notes due 2025 and €650 million Senior Notes due 2026 which is payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Revolving Credit Facility

During fiscal 2020, the Company borrowed $1.5 billion from its credit facility agreement ("Credit Agreement") in order to eliminate the Company's reliance on commercial paper markets. The Company may repay amounts any time without penalty.

Subsequent Borrowings

See Note 23 - "Subsequent Events" for details.

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2020, are as follows:

Fiscal Year	(in millions)
2021	$290
2022	2,199
2023	1,514
2024	182
2025	2,698
Thereafter	1,477
Total	$8,360

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accrued $10 million, $3 million and $13 million, for fiscal 2020, 2019 and 2018, respectively, as additional contractual termination benefits for certain employees are part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2020	March 31, 2019
Projected benefit obligation at beginning of year	$11,016	$11,384
Service cost	92	88
Interest cost	237	253
Plan participants’ contributions	30	13
Amendments	—	27
Business/contract acquisitions/divestitures	12	—
Contractual termination benefits	10	3
Settlement/curtailment	(60)	(49)
Actuarial loss (gain)	(362)	286
Benefits paid	(359)	(344)
Foreign currency exchange rate changes	(457)	(818)
Other	(9)	173
Projected benefit obligation at end of year	$10,150	$11,016

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019
Discount rate	2.4%	2.4%
Rates of increase in compensation levels	1.6%	2.0%

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2020	March 31, 2019
Fair value of plan assets at beginning of year	$11,343	$11,574
Actual return on plan assets	526	700
Employer contribution	108	78
Plan participants’ contributions	30	13
Benefits paid	(359)	(344)
Business/contract acquisitions/divestitures	7	—
Contractual termination benefits	15	17
Plan settlement	(63)	(38)
Foreign currency exchange rate changes	(507)	(837)
Other	(10)	180
Fair value of plan assets at end of year	$11,090	$11,343

Funded status at end of year	$940	$327

Selected Information

	As of
(in millions)	March 31, 2020	March 31, 2019
Other assets	$1,735	$1,157
Accrued expenses and other current liabilities	(16)	(20)
Non-current pension obligations	(761)	(790)
Other long-term liabilities - OPEB	(18)	(20)
Net amount recorded	$940	$327

Accumulated benefit obligation	$10,072	$10,893

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Projected benefit obligation	$2,191	$2,329	$2,159	$2,070
Accumulated benefit obligation	$2,131	$2,230	$2,108	$2,004
Fair value of plan assets	$1,397	$1,494	$1,369	$1,255

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Service cost	$92	$88	$121
Interest cost	237	253	249
Expected return on assets	(651)	(570)	(534)
Amortization of transition obligation	—	—	1
Amortization of prior service costs	(9)	(15)	(18)
Contractual termination benefit	10	3	13
Settlement/curtailment gain	7	(10)	(42)
Recognition of actuarial (gain) loss	(252)	153	(178)
Net periodic pension (income) expense	$(566)	$(98)	$(388)

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

Estimated prior service credit of $8 million will be amortized from AOCI into net periodic pension cost over the next fiscal year. The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2020	March 31, 2019	March 31, 2018
Discount or settlement rates	2.4%	2.5%	2.5%
Expected long-term rates of return on assets	5.8%	5.3%	4.9%
Rates of increase in compensation levels	2.0%	2.1%	2.7%

The following is a summary of amounts in AOCI, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019
Prior service cost	$(247)	$(195)

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2021	$74

Benefit Payments:
2021	$393
2022	447
2023	392
2024	394
2025	404
2025 and thereafter	2,112
Total	$4,142

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$3	$—	$3
Global Stocks	—	3	—	3
Global/International Equity commingled funds	315	1,763	—	2,078
Global equity mutual funds	8	—	—	8
U.S./North American Equity commingled funds	1	4	—	5
Fixed Income:
Non-U.S. Government funds	136	—	—	136
Fixed income commingled funds	55	71	—	126
Fixed income mutual funds	3	—	—	3
Corporate bonds	1	4,807	—	4,808
Alternatives:
Other Alternatives (1)	—	2,038	1,297	3,335
Hedge Funds(2)	2	7	2	11
Other Assets	87	229	59	375
Insurance contracts	—	136	—	136
Cash and cash equivalents	61	2	—	63
Totals	$669	$9,063	$1,358	$11,090

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$1	$—	$—	$1
Global Stocks	10	13	—	23
Global/International Equity commingled funds	399	2,156	—	2,555
Global equity mutual funds	49	325	—	374
U.S./North American Equity commingled funds	1	10	—	11
Fixed Income:
Non-U.S. Government funds	215	29	—	244
Fixed income commingled funds	6	4,807	—	4,813
Fixed income mutual funds	2	1	—	3
Corporate bonds	—	2	—	2
Alternatives:
Other Alternatives (1)	6	1,880	982	2,868
Hedge Funds(2)	—	8	—	8
Other Assets	—	—	36	36
Insurance contracts	—	108	14	122
Cash and cash equivalents	99	184	—	283
Totals	$788	$9,523	$1,032	$11,343

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of April 1, 2018	$887
Actual return on plan assets held at the reporting date	(13)
Purchases, sales and settlements	217
Transfers in and / or out of Level 3	5
Changes due to exchange rates	(64)
Balance as of March 31, 2019	1,032
Actual return on plan assets held at the reporting date	83
Purchases, sales and settlements	282
Transfers in and / or out of Level 3	8
Changes due to exchange rates	(47)
Balance as of March 31, 2020	$1,358

Domestic and global equity accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value are categorized as Level 2 and valued using broker dealer bids or quotes of securities with similar characteristics.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2020	March 31, 2019
Equity securities	19%	26%
Debt securities	46%	45%
Alternatives	31%	25%
Cash and other	4%	4%
Total	100%	100%

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Matching contributions are made annually in January to participants employed on December 31 of the prior year and vest in one year. However, if a participant retires from the Company or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. During fiscal 2020, 2019 and 2018, the Company contributed $192 million, $219 million and $245 million, respectively, to its defined contribution plans. As of March 31, 2020, plan assets included 3,393,616 shares of the Company’s common stock.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $48 million as of March 31, 2020 and $59 million as of March 31, 2019. The Company's expense under the Plan totaled $0 million, $2 million and $4 million, for fiscal 2020, 2019 and 2018, respectively.

Note 15 - Stockholders' Equity

Description of Capital Stock

The Company has authorized share capital consisting of 750,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

Each share of common stock is equal in all respects to every other share of common stock of the Company. Each share of common stock is entitled to one vote per share at each annual or special meeting of stockholders for the election of directors and upon any other matter coming before such meeting. Subject to all the rights of the preferred stock, dividends may be paid to holders of common stock as and when declared by the Board of Directors (the "Board").

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

As part of the share repurchase program, during fiscal 2020, DXC entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution and repurchased 3,654,544 shares of common stock for $200 million, resulting in an average price paid of $54.73 per share.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2020
Open market purchases	12,279,107	$43.67	$536
ASR	3,654,544	$54.73	$200
2020 Total	15,933,651	$46.21	$736
2019
Open market purchases	19,342,586	$69.20	$1,339
2019 Total	19,342,586	$69.20	$1,339
2018
Open market purchases	1,537,782	$89.41	$137
2018 Total	1,537,782	$89.41	$137

Treasury Stock Transactions

In fiscal 2020, 2019 and 2018 the Company accepted 38,902, 42,008 and 332,558 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2020, 2019 and 2018, the Company accepted 321,148, 729,703 and 684,389 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 2,148,708 treasury shares as of March 31, 2020.

Dividends

	Dividends Declared
(in millions, except per share amounts)	Per Common Share	Total	Unpaid at Fiscal Year End
Fiscal 2020	$0.84	$219	$55
Fiscal 2019	$0.76	$209	$53
Fiscal 2018	$0.72	$209	$51

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income

The following table shows the changes in accumulated other comprehensive (loss) income, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2017	$(458)	$20	$—	$276	$(162)
Current-period other comprehensive (loss) income	197	(11)	9	—	195
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	—	—	25	25
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(256)	(22)	—	(21)	(299)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	10	—	(13)	(3)
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	(334)	(15)	—	—	(349)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	(2)	—	(8)	(10)
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)

Note 16 - Stock Incentive Plans

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Compensation Committee of the Board of Directors has broad authority to grant awards and otherwise administer the DXC Employee Equity Plan. The plan became effective March 30, 2017 and will continue in effect for a period of 10 years thereafter, unless terminated earlier by the Board. The Board has the authority to amend the plan in such respects as it deems desirable, subject to approval of DXC’s stockholders for material modifications.

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 28,779 shares purchased under this plan during fiscal 2020.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2020
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	34,200,000	19,571,067
DXC Director Equity Plan	230,000	39,451
DXC Share Purchase Plan	250,000	206,610
Total	34,680,000	19,817,128

The Company recognized share-based compensation expense for fiscal 2020, 2019 and 2018 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Total share-based compensation cost	$68	$74	$93
Related income tax benefit	$12	$15	$21
Total intrinsic value of options exercised	$8	$44	$136
Tax benefits from exercised stock options and awards	$14	$39	$84

As of March 31, 2020, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $123 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.86 years.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
Granted	—	$—
HPE options converted to DXC options at Merger	2,654,970	$46.56
CSC Options converted to RSUs due to Merger	(1,521,519)	$51.00
Exercised	(2,916,045)	$40.39		$136
Canceled/Forfeited	(14,890)	$69.52
Expired	(36,411)	$36.69
Outstanding as of March 31, 2018 (1)	2,933,501	$32.54	5.24	$185
Granted	—	$—
Issued due to Separation modification	400,170	$31.72
Exercised	(969,103)	$37.33		$44
Canceled/Forfeited	(14,607)	$48.33
Expired	(31,193)	$25.03
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(331,172)	$31.36		$8
Canceled/Forfeited	(2,213)	$55.95
Expired	(115,568)	$34.97
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Vested and expected to vest in the future as of March 31, 2020	1,869,815	$29.92	4.27	$—
Exercisable as of March 31, 2020	1,869,815	$29.92	4.27	$—

(1) The amount of the weighted average exercise price per share has been revised to reflect the impact of the Separation.

	As of March 31, 2020
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.96 - $24.47	545,394	$19.03	2.85	545,394	$19.03
$25.14 - $41.92	833,679	$28.08	4.62	833,679	$28.08
$42.05 - $58.80	490,742	$45.13	5.24	490,742	$45.13
	1,869,815			1,869,815

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of stock options vested during fiscal 2020, 2019 and 2018 was $0 million, $0 million and $22 million, respectively. The cash received from stock options exercised during fiscal 2020, 2019 and 2018 was $9 million, $34 million and $98 million, respectively.

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

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	3,710,985	$34.86
Granted	1,828,667	$82.34
HPE RSUs converted to DXC RSUs due to Merger	95,816	$69.34
Options converted to RSUs due to Merger	609,416	$32.58
Released/Issued	(1,934,446)	$35.93
Canceled/Forfeited	(324,822)	$59.34
Outstanding as of March 31, 2018 (1)	3,985,616	$47.25
Granted	1,136,002	$77.10
Issued due to Separation modification	649,649	$51.98
Released/Issued	(2,207,467)	$33.05
Canceled/Forfeited	(754,025)	$62.01
Outstanding as of March 31, 2019	2,809,775	$67.27
Granted	3,166,405	$45.58
Released/Issued	(1,039,346)	$54.39
Canceled/Forfeited	(762,358)	$59.46
Outstanding as of March 31, 2020	4,174,476	$55.45

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-employee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other share-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of March 31, 2020, 39,451 shares of DXC common stock remained available for the grant of future RSUs or other share-based incentives to nonemployee directors.

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

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	85,766	$34.19
Granted	22,900	$84.40
Released/Issued	(39,980)	$45.25
Canceled/Forfeited	(2,300)	$85.35
Outstanding as of March 31, 2018 (1)	66,386	$37.26
Granted	19,200	$87.88
Issued due to Separation modification	10,488	$37.69
Released/Issued	(20,324)	$51.59
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2019	75,750	$46.31
Granted	62,200	$35.90
Released/Issued	(23,335)	$60.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2020	114,615	$37.69

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Cash paid for:
Interest	$371	$308	$288
Taxes on income, net of refunds (1)	$247	$197	$376

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$411	$—	$—
Prepaid assets acquired under long-term financing	$99	$48	$209
Investing:
Capital expenditures in accounts payable and accrued expenses	$66	$45	$46
Capital expenditures through finance lease obligations	$605	$668	$664
Assets acquired under long-term financing	$376	$200	$238
(Decrease) increase in deferred purchase price receivable	$(205)	$1,489	$665
Contingent consideration	$18	$41	$—
Financing:
Dividends declared but not yet paid	$55	$53	$51
Stock issued for the acquisition of HPES	$—	$—	$9,850

(1) Income tax refunds were $42 million, $174 million, and $38 million for fiscal 2020, 2019, and 2018, respectively.
(2) Net of $87 million change in lease classification from operating to finance lease and $216 million in modifications and terminations.

Note 18 - Other Income

The following table summarizes components of other income, net:

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Non-service cost components of net periodic pension income	$(658)	$(182)	$(509)
Foreign currency (gain) loss	(25)	31	(71)
Other gain	(37)	(155)	(13)
Totals	$(720)	$(306)	$(593)

Non-service cost components of net periodic pension income resulted from higher expected return on assets and actuarial gain, offset by interest cost. See Note 14 - Pension and Other Benefit Plans. Foreign currency loss (gain) resulted from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Segment and Geographic Information

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

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate digital transformations tailored to each customer’s industry and specific objectives. GBS enterprise technology stack offerings include:

•
Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their digital transformation journeys. We provide software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations and develop new ways of doing business.

•
Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. Our vertical-specific IP includes solutions for insurance; banking and capital markets; and automotive, among others.

GBS offerings also includes business process services, which include digital integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost, and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for customers. GIS enterprise stack elements include:

•
Cloud and Security. We help customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.

•
IT Outsourcing. Our ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. We help customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands, while achieving cost takeout, all with limited resources, expertise and budget.

GIS offerings also include workplace and mobility services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2020
Revenues	$9,111	$10,466	$19,577	$—	$19,577
Segment Profit	$1,301	$1,007	$2,308	$(247)	$2,061
Depreciation and amortization (1)	$199	$1,051	$1,250	$109	$1,359

Fiscal Year Ended March 31, 2019
Revenues	$8,684	$12,069	$20,753	$—	$20,753
Segment Profit	$1,645	$1,911	$3,556	$(287)	$3,269
Depreciation and amortization (1)	$90	$1,212	$1,302	$127	$1,429

Fiscal Year Ended March 31, 2018
Revenues	$9,254	$12,479	$21,733	$—	$21,733
Segment Profit	$1,525	$1,643	$3,168	$(179)	$2,989
Depreciation and amortization (1)	$99	$1,078	$1,177	$92	$1,269

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $583 million, $539 million, and $526 million for fiscal 2020, 2019, and 2018, respectively.

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

	Fiscal Years Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
Profit
Total profit for reportable segments	$2,308	$3,556	$3,168
All other gain (loss)	(247)	(287)	(179)
Interest income	165	128	89
Interest expense	(383)	(334)	(320)
Restructuring costs	(252)	(465)	(789)
Transaction, separation, and integration-related costs	(318)	(401)	(359)
Amortization of acquired intangible assets	(583)	(539)	(526)
Goodwill impairment losses	(6,794)	—	—
Gain on arbitration award	632	—	—
Pension and OPEB actuarial and settlement gains (losses)	244	(143)	220
(Loss) income from continuing operations, before taxes	$(5,228)	$1,515	$1,304

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Geographic Information

See Note 20 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018
United States	$1,621	$1,352	$1,270
United Kingdom	493	512	535
Australia	134	144	191
Other Europe	757	553	465
Other International	542	618	902
Total Property and Equipment, net	$3,547	$3,179	$3,363

No single customer exceeded 10% of the Company’s revenues during fiscal 2020, fiscal 2019 or fiscal 2018.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(in millions)	March 31, 2020	March 31, 2019	March 31, 2018 (1)
United States	$7,225	$7,677	$8,015
United Kingdom	2,776	3,175	3,392
Australia	1,487	1,582	1,694
Other Europe	5,121	5,294	5,409
Other International	2,968	3,025	3,223
Total Revenues	$19,577	$20,753	$21,733

(1)	Prior period amounts have not been recast under the modified retrospective transition method.

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2020, approximately $24.0 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 42% of these remaining performance obligations in Fiscal 2021, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	March 31, 2020	March 31, 2019
Trade receivables, net	$3,059	$3,232
Contract assets	$454	$390
Contract liabilities	$1,756	$1,886

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2020	Twelve Months Ended March 31, 2019
ASC 605 Balance, beginning of period	$—	$2,434
Adjustment related to Topic 606 adoption	—	(381)
ASC 606 Balance, beginning of period	1,886	2,053
Deferred revenue	2,910	2,681
Recognition of deferred revenue	(2,925)	(2,664)
Currency translation adjustment	(48)	(167)
Other	(67)	(17)
Balance, end of period	$1,756	$1,886

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2020	March 31, 2019
Capitalized sales commission cost (1)	$262	$228
Transition and transformation contract costs, net (2)	$874	$966

(1)
Capitalized sales commission costs are included within other assets in the accompanying balance sheets. Amortization expense of $72 million and $62 million for the twelve months ended March 31, 2020 and March 31, 2019, respectively, related to the capitalized sales commission assets are included in selling, general, and administrative expenses in the accompanying statements of operations.

(2)
Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as other assets in the accompanying balance sheets. Amortization expense of $280 million and $258 million for the twelve months ended March 31, 2020 and March 31, 2019, respectively, are included within depreciation and amortization in the accompanying statements of operations.

Note 21 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $252 million, $465 million and $789 million for fiscal 2020, 2019 and 2018, respectively. The costs recorded during fiscal 2020 were largely the result of implementing the Fiscal 2020 Plan, as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2020	March 31, 2019
Accrued expenses and other current liabilities	$145	$273
Other long-term liabilities	35	106
Total	$180	$379

Summary of Restructuring Plans

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $482 million, comprising $338 million in employee severance and $144 million of facilities costs.

Fiscal 2018 Plan

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $771 million, comprising $584 million in employee severance and $187 million of facilities costs.

Other Prior Year Plans

In May 2016, the Company initiated a restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company expanded the plan to strengthen the Company's competitiveness and to optimize the workforce by increasing work performed in low-cost locations (the "Fiscal 2017 Plan"). Total costs incurred to date under the Fiscal 2017 Plan total $215 million, comprising $206 million in employee severance and $9 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2019	Adoption of ASC 842(1)	Costs Expensed, Net of Reversals(2)	Costs Not Affecting Restructuring Liability(3)	Cash Paid	Other(4)	Restructuring Liability as of March 31, 2020
Fiscal 2020 Plan
Workforce Reductions	$—	$—	$271	$(11)	$(177)	$(9)	$74
Facilities Costs	—	—	21	(3)	(16)	—	2
Total	$—	$—	$292	$(14)	$(193)	$(9)	$76

Fiscal 2019 Plan
Workforce Reductions	$138	$—	$(25)	$—	$(83)	$(5)	$25
Facilities Costs	68	(53)	—	(1)	(7)	(2)	5
Total	$206	$(53)	$(25)	$(1)	$(90)	$(7)	$30

Fiscal 2018 Plan
Workforce Reductions	$59	$—	$(10)	$—	$(29)	$—	$20
Facilities Costs	35	(36)	(1)	—	(2)	4	—
Total	$94	$(36)	$(11)	$—	$(31)	$4	$20

Other Prior Year Plans
Workforce Reductions	$9	$—	$(1)	$—	$(3)	$(1)	$4
Facilities Costs	1	(1)	—	—	—	—	—
Total	$10	$(1)	$(1)	$—	$(3)	$(1)	$4

Acquired Liabilities
Workforce Reductions	$51	$—	$1	$—	$(16)	$3	$39
Facilities Costs	18	—	(4)	—	(1)	(2)	11
Total	$69	$—	$(3)	$—	$(17)	$1	$50

(1) Represents restructuring liability recorded as an offset to right-of-use assets upon the adoption of ASC 842.
(2) Costs expensed, net of reversals include $30 million, $11 million, and $3 million of costs reversed from the Fiscal 2019 Plan, Fiscal 2018 Plan and Other Prior Year Plans, respectively.
(3) Pension benefit augmentations recorded as a pension liability and asset impairment.
(4) Foreign currency translation adjustments.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Commitments and Contingencies

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2020 were as follows:

Fiscal year	Minimum Purchase Commitment (1)
(in millions)
2021	$1,911
2022	645
2023	535
2024	261
2025	25
Thereafter	—
Total	$3,377

(1) A significant portion of the minimum purchase commitments in fiscal 2021 relate to the amounts committed under the HPE preferred vendor agreements.

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2020:

(in millions)	Fiscal 2021	Fiscal 2022	Fiscal 2023 and Thereafter	Totals
Surety bonds	$374	$83	$85	$542
Letters of credit	102	96	397	595
Stand-by letters of credit	75	78	25	178
Totals	$551	$257	$507	$1,315

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Parties have reached an agreement in principle to resolve the matter. The Company expects to enter into a stipulation dismissing the action in June 2020.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer Sciences Corporation v. Eric Pulier, et al.: On May 12, 2015, CSC filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier, the former CEO of Service Mesh, Inc. ("SMI"), which CSC had acquired in November 2013. The complaint asserted claims for fraud, breach of contract and breach of fiduciary duty, based on allegations that Mr. Pulier had engaged in fraudulent transactions with two employees of the Commonwealth Bank of Australia Ltd. (“CBA”). The Court dismissed CSC’s claim for breach of the implied covenant of good faith but allowed substantially all of the remaining claims to proceed. Mr. Pulier asserted counter-claims for breach of contract, fraud, negligent representation, rescission, and violations of the California Blue Sky securities law, all of which the Court dismissed in whole or in part, except for claims for breach of Mr. Pulier’s retention agreement.

In July 2017, the Court granted a motion by the United States for a 90-day stay of discovery pending the completion of a criminal investigation by the U.S. Attorney's Office for the Central District of California. In September 2017, a federal grand jury returned an indictment against Mr. Pulier, charging him with conspiracy, securities and wire fraud, obstruction of justice, and other violations of federal law (United States v. Eric Pulier, CR 17-599-AB). The Government sought an extension of the stay which the Delaware Chancery Court granted.

In December 2018, the Government filed an application to dismiss the indictment against Mr. Pulier, which was granted, and the indictment was dismissed with prejudice. In March 2019, the Delaware Chancery Court lifted the stay and denied CSC's motion for a temporary restraining order and preliminary injunction with respect to certain of Mr. Pulier's assets.

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

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC's vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. Following the submission of briefs, oral argument was held on September 5, 2019. On January 10, 2020, the Court of Appeals issued a decision denying the Company’s appeal. On January 24, 2020, the Company filed a Petition for Rehearing, seeking review by the entire en banc Court of Appeals. On February 14, 2020, the Court of Appeals denied the Company’s Petition.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies. Certain carriers have accepted coverage while others have denied coverage. On February 21, 2020, the Company paid the balance of the judgment, which net of insurance recovery, total $60 million. The Company continues to pursue recovery with its insurance carriers.

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties have submitted their briefs in the appellate case, and oral argument has been scheduled for June 8, 2020.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2019, three related shareholder derivative lawsuits were filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, against one of the Company’s current officers and a former officer as well as members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. By agreement of the parties and order of the court, those lawsuits were consolidated on July 18, 2019, and are presently stayed pending resolution of the Company’s motion to dismiss in the federal putative class action filed in the Eastern District of Virginia.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. The Company has filed a motion to stay the consolidated state court case in favor of the federal action and a motion to dismiss the federal action.

On October 2, 2019, a shareholder derivative lawsuit was filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company moved to dismiss the complaint on the basis that the Board’s decision to defer action was not a refusal of the demand and was within its discretion. The Company’s motion to dismiss was denied on January 22, 2020. On March 11, 2020, the Court granted a request by the Company to temporarily stay the case, in light of the proceedings in the Eastern District of Virginia.

On March 31, 2020, a group of individual shareholders filed a complaint in the United States District Court for the Northern District of California, asserting non-class claims based on allegations substantially similar to those at issue in the earlier-filed putative class action complaints pending in the Northern District of California and Eastern District of Virginia. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Sections 11 and 15 of the Securities Act of 1933, as amended. On April 29, 2020, the court granted an administrative motion to relate the case with the earlier-filed putative class action pending in the Northern District of California. And on May 13, 2020, the parties filed a stipulation requesting to stay the case subject to resolution of the motions to dismiss pending in the Northern District of California and Eastern District of Virginia class actions.

The Company believes that the lawsuits described above are without merit, and it intends to vigorously defend them.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Perspecta Arbitration: In October 2019, Perspecta submitted a demand for arbitration claiming that in June 2018 DXC breached certain obligations under the Separation and Distribution Agreement ("SDA") between Perspecta and DXC, and seeking at least $120 million in alleged damages. During the course of discovery, Perspecta has increased the amount of its alleged damages, first to $500 million and then to over $800 million. The Company believes there is no valid basis for Perspecta’s claims for these amounts. In its arbitration demand, Perspecta also challenges $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta. DXC believes the invoices were properly issued and the amounts are owed by Perspecta. DXC believes that Perspecta's claims are without merit and intends to vigorously defend itself.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Subsequent Events

Credit Agreement Draw

On April 6, 2020, the Company borrowed the remaining $2.5 billion available under the Credit Agreement as a precautionary measure to increase its cash position and increase financial flexibility in light of continuing uncertainty in the global economy and financial capital markets resulting from the COVID-19 outbreak.

The Company expects to use the proceeds from the borrowings under the Credit Agreement for working capital, general corporate purposes or other purposes permitted under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a variable rate based on LIBOR or on a base rate, plus an individual margin based on DXC’s long-term debt rating.

Senior Notes

On April 21, 2020, DXC completed its previously announced offering of $500 million aggregate principal amount of its 4.000% Senior Notes due 2023 and $500 million aggregate principal amount of its 4.125% Senior Notes due 2025 (collectively, the “Notes”). The Company received $993 million net proceeds from the offering of the Notes, after deducting the underwriters’ discounts and the estimated expenses of the offering. The Company used the net proceeds from the offering of the Notes to prepay (i) €500 million of the €750 million term loan due fiscal 2022; (ii) £150 million of the £500 million term loan due fiscal 2022; (iii) A$300 million of the A$500 term loan due fiscal 2022; and (iv) $100 million of the $500 million term loan due fiscal 2025.

Amended Financial Covenants

On May 15, 2020, the company also amended the financial covenants in its revolver and terms loans to convert the debt to EBITDA covenant from gross debt to net debt to account for the cash amount on its balance sheet. At the same time, the company extended the tenor of its Euro term loans by one year.

Dividend

The Board of Directors has suspended the Company’s cash dividend payment beginning in the first quarter to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed and the Board determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

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

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2020
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$4,890	$4,851	$5,021	$4,815
Costs of services (excludes depreciation and amortization and restructuring costs)	3,622	3,679	3,827	3,773
Gross profit	$1,268	$1,172	$1,194	$1,042
Restructuring costs	$142	$32	$74	$4
Income (loss) from continuing operations before taxes	$206	$(1,999)	$127	$(3,562)
Income (loss) from continuing operations, net of taxes	$168	$(2,115)	$90	$(3,501)
Net income (loss) attributable to DXC common shareholders	$163	$(2,119)	$82	$(3,495)

Earnings (loss) per common share(1)
Basic:
Continuing operations	$0.61	$(8.19)	$0.32	$(13.79)
Diluted:
Continuing operations	$0.61	$(8.19)	$0.32	$(13.79)

Cash dividend per common share	$0.21	$0.21	$0.21	$0.21

DXC TECHNOLOGY COMPANY

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2019
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,282	$5,013	$5,178	$5,280
Costs of services (excludes depreciation and amortization and restructuring costs)	3,867	3,518	3,725	3,836
Gross profit	$1,415	$1,495	$1,453	$1,444
Restructuring costs	$185	$157	$76	$47
Income from continuing operations before taxes	$360	$332	$469	$354
Income from continuing operations, net of taxes	$231	$259	$466	$271
Income from discontinued operations, net of taxes	$35	$—	$—	$—
Net income attributable to DXC common shareholders	$259	$262	$462	$274

Earnings per common share(1)
Basic:
Continuing operations	$0.79	$0.93	$1.68	$1.02
Discontinued operations	$0.12	$—	$—	$—
Diluted:
Continuing operations	$0.78	$0.92	$1.66	$1.01
Discontinued operations	$0.12	$—	$—	$—

Cash dividend per common share	$0.19	$0.19	$0.19	$0.19

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that DXC's disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in our internal control over financial reporting as described below (and previously disclosed in our December 31, 2019 Form 10-Q), in Management's Report on Internal Control over Financial Reporting. Notwithstanding this material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and receipts and expenditures are being made only in accordance with authorization of management and the directors of DXC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal control, no matter how well designed, have inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

During the year DXC acquired Luxoft and excluded it from management's assessment of internal control over financial reporting. The consolidated financial statements of the Luxoft acquisition whose total assets and total revenues excluded from management’s assessment collectively represent 4% of total assets and revenues, respectively, as of and for the year ended March 31, 2020.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statement would not be prevented or detected on a timely basis.

Control Activities

As previously disclosed in Item 4 “Controls and Procedures” of our Form 10-Q for the period ended December 31, 2019, Management concluded there was a material weakness in internal controls over financial reporting related to the design and implementation of effective control activities based on the criteria established in the COSO framework. These control deficiencies constituted a material weakness in the aggregate related to reassessing policies and procedures, to determine their continued relevance, as impacted by complex transactions and processes.

Deficiencies that contributed to the aggregation included:

•
Management did not reassess in a timely manner the control activities related to goodwill impairment upon adoption of ASU 2017-04 which resulted in an immaterial out of period adjustment between quarters within fiscal 2020 related to the tax effect of the impairment recognized.

•
Management did not reassess the control and procedures related to the balance sheet classification of deferred revenue following a large and complex acquisition which resulted in an immaterial out of period adjustment to the balance sheets in the quarter ended December 31, 2019.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of March 31, 2020.

Remediation Plan

Our remediation efforts are ongoing. Management continues to implement remediation actions to address the specific control deficiencies that, in the aggregate, led to a material weakness. Additionally, Management has completed a detailed root cause analysis which was designed to identify areas of focus where enhancements can be made to the internal control environment to support the continued timely reassessment of policies and procedures and reduce the occurrence of future deficiencies caused by complex transactions and processes. Management has remediated certain of the identified control deficiencies that lead to the material weakness.

The following activities are designed as part of this remediation plan:

•	Appointment of a new advisor reporting directly to our Chief Financial Officer with the appropriate level of knowledge and experience to help develop and execute the remediation plan.

•
Enhance periodic reviews by management and review existing documentation to determine if policies, procedures, and related control activities have continued relevance or need updating due to changes within the organization with a specific focus on the areas identified by the root cause analysis.

•	Align the SOX compliance function under the newly appointed Chief Risk Officer.

•	Establish periodic reporting of the remediation plan progress to the Audit Committee.

•	Expand SOX training and implementation of succession planning for SOX control owners.

Management continues to be actively engaged to take steps to remediate the material weakness noted above, including (1) appointment of an external advisor to lead the remediation activities (2) hiring a new Global SOX Director reporting to the Chief Risk Officer and (3) establishment of progress reporting to the Audit Committee. While we have made significant progress, there has not been sufficient time to resolve the material weakness in internal control over financial reporting.

As we continue to improve the effectiveness of our internal control over financial reporting, we may supplement our remediation activities as our work progresses where appropriate. Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable. However, due to the nature of the work and subsequent testing required to conclude that a material weakness no longer exists, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of March 31, 2020.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 147 of this Annual Report.

Changes in Internal Controls Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2020. As a result of the global COVID-19 pandemic, in March certain employees of the Company began working remotely. As a result of these changes to the working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting. Other than the remediation efforts described above, which were ongoing during the last fiscal quarter ended March 31, 2020, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated June 1, 2020, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Luxoft Holding, Inc. (“Luxoft”), which was acquired on June 14, 2019, and whose financial statements constitute 4% of total assets and revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Luxoft.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not design and implement effective control activities based on the criteria established in the COSO framework. These control deficiencies constitute a material weakness in the aggregate related to reassessing policies and procedures, to determine their continued relevance, as impacted by complex transactions and processes.

Deficiencies that contributed to the aggregation included:

•
Management did not reassess in a timely manner the control activities related to goodwill impairment upon adoption of ASU 2017-04 which resulted in an immaterial out of period adjustment between quarters within fiscal 2020 related to the tax effect of the impairment recognized.

•
Management did not reassess the control and procedures related to the balance sheet classification of deferred revenue following a large and complex acquisition which resulted in an immaterial out of period adjustment to the balance sheets in the quarter ended December 31, 2019.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 1, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors”, "Delinquent Section 16(a) Reports" (if applicable), “Corporate Governance”, and “Additional Information-Business for 2020 Annual Meeting" in our 2020 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2020, and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2020 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2020. See Note 16 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,158,906	9.08	19,610,518
Equity compensation plans not approved by security holders	—	—	—
Total	6,158,906	9.08	19,610,518

Other information required by this Item will appear in the 2020 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2020 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2020 Proxy Statement under the heading "Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2021-Fees" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report. See the index on page 57.

(2) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
1.1
Underwriting Agreement, dated April 14, 2020, between DXC Technology Company and BofA Securities, Inc., Citigroup Global Markets Inc. and MUFG Securities Americas Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

2.1
Purchase Agreement, dated March 9, 2020, by and between Milano Acquisition Corp and DXC Technology Company (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed March 12, 2020) (file no. 001-38033))

2.2
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.3
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.4
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.5
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.6
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.7
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.8
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.9
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.15
Agreement and Plan of Merger, dated as of October 11, 2017 by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp.,The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.16
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.23
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective March 15, 2018 (incorporated by reference to Exhibit 3.1 to DXC Technology Company's Current Report on Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
First Supplemental Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company’s Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.3
Second Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.4
Third Supplemental Indenture, dated as of August 9, 2017, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.5
Fifth Supplemental Indenture, dated February 7, 2018, between DXC technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.6
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.7
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.8
Eighth Supplemental Indenture, dated April 21, 2020, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.9
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.10
Form of DXC Technology Company's 2.875% Senior Notes due 2020 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.11
Form of DXC Technology Company's 4.45% Senior Notes due 2022 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.12
Form of DXC Technology Company's 4.250% Senior Notes due 2024 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.13
Form of DXC Technology Company's 4.750% Senior Notes due 2027 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))

4.14
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (included in Exhibit 4.5) (incorporate by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.15
Form of DXC Technology Company's 2.750% Senior Notes due 2025 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.1 to DXC Technology's Form 8-K filed March 15, 2018) (file no. 001-38033))

4.16
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.17
Form of DXC Technology Company’s 4.000% Senior Notes due 2023 (included in Exhibit 4.8) (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.18
Form of DXC Technology Company’s 4.125% Senior Notes due 2025 (included in Exhibit 4.8) (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.19
Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.20
First Supplemental Indenture dated as of September 18, 2012, between Computer Sciences Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.21
Form of Computer Sciences Corporation’s 4.450% Senior Notes due 2022 (included in Exhibit 4.20) (incorporated by reference to Exhibit 4.2 to Computer Sciences Corporation's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.22	Description of Securities (incorporated by reference to Exhibit 4.21 to DXC Technology Company's Annual Report on Form 10-K (filed June 13, 2019) (file no. 001-38033))
10.1
Credit Agreement, dated as of October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.2
Amendment No. 1 dated as of April 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.3
Amendment No. 2 dated as of June 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed June 21, 2016) (file no. 001-04850))

10.4
Waiver and Amendment No. 3 dated as of February 17, 2017 to the Amended and Restated Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.54 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.5
Amendment No. 4 dated as of October 11, 2018 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.6
Amendment No. 5 and Extension Agreement dated October 11, 2019 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (filed herewith)

10.7
Amendment No. 6 dated May 15, 2020 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (filed herewith)

10.8
Incremental Assumption Agreement, dated as of June 15, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to Computer Sciences Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.9
Second Incremental Assumption Agreement, dated as of July 25, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.10
Third Incremental Assumption Agreement, dated as of December 30, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.11
Fourth Incremental Assumption Agreement, dated as of April 3, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.8 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.12
Fifth Incremental Assumption Agreement, dated as of September 27, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.13
Sixth Incremental Assumption Agreement dated September 26, 2018, by and among the DXC Technology Company and the incremental lenders party thereto and consented to, with respect to the New Lender (as defined therein) only, by the Swing Line Banks (as defined in the Revolving Credit Agreement) party thereto and consented to, with respect to the New Lender only, and accepted by Citibank, as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.14
Term Loan Credit Agreement dated as of March 15, 2019 among DXC Technology Company, as borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed March 20, 2019) (file no. 001-38033))

10.15
Amendment No. 1 and Extension Agreement dates May 15, 2020 to the Term Loan Credit Agreement dated as of March 15, 2019 among DXC Technology Company, as borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as the administrative agent (filed herewith)

10.16
Credit Agreement dated as of October 12, 2018, among CSC Computer Sciences International Operations Limited (now known as DXC UK International Operations Limited), as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto, as Lenders, and Lloyds Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed October 16, 2018) (file no. 001-38033))

10.17
Amendment No. 1 dated May 15, 2020 to the Credit Agreement dated as of October 12, 2018, among DXC UK International Operations Limited (formerly known as CSC Computer Sciences International Operations Limited), as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto, as Lenders, and Lloyds Bank PLC, as the administrative agent (filed herewith).

10.18
Syndicated Facility Agreement, dated as of November 27, 2018, by and among DXC Technology Australia Pty Limited, as initial borrower, the other borrowers from time to time party thereto, DXC Technology Company, as guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed November 30, 2018) (file no. 001-38033))

10.19
Amendment Deed No. 1 dated as of December 5, 2018 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company's Quarterly Report on Form 10-Q (filed February 8, 2019) (file no. 001-38033))

10.20
Amendment Deed No. 2 dated as of January 8, 2019 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.5 to DXC Technology Company's Quarterly Report on Form 10-Q (filed February 8, 2019) (file no. 001-38033))

10.21
Amendment Deed No. 3 dated as of May 18, 2020 to the Syndicated Facility Agreement dated November 27, 2018, by and among DXC Technology Australia Pty Limited, as borrower, DXC Technology Company, as guarantor, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent (filed herewith)

10.22
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.23
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.24
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.25
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.26
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.27
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.28
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.29
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.30
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.31
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.32
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.33
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.34
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (filed herewith)

10.35
Amended and Restated Performance Guaranty dated as of September 24, 2018, made by DXC Technology Company as Performance Guarantor in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.36
Second Amended and Restated Performance Guaranty dated as of August 21, 2019, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.37
Third Amended and Restated Performance Guaranty dated as of November 22, 2019, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.38
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (filed herewith)

10.39*	DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (filed March 31, 2017) (file no.333-217053))
10.40*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))

10.41*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.42*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.43*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.44*
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

10.46*
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

10.48*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.49*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.50*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.51*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.52*	Employment Agreement with Michael J. Salvino (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))
10.53*	Retention Agreement with Paul N. Saleh (incorporated by reference to Exhibit 10.6 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))
10.54*	Employment Agreement with J. Michael Lawrie dated February 7, 2012 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed February 8, 2012) (file no. 001-4850))
10.55*	Amendment to Employment Agreement, effective as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Form 8-K (filed March 28, 2017) (file no. 001-4850))
10.56*
Amendment to Employment Agreement with J. Michael Lawrie dated April 3, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.57*
Amendment to the CEO Employment Agreement dated August 15, 2018, between J. Michael Lawrie and the Company (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 20, 2018) (file no. 001-38033))

10.58*
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

DXC TECHNOLOGY COMPANY

Dated:	June 1, 2020	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Salvino	President and Chief Executive Officer	June 1, 2020
Michael J. Salvino	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	June 1, 2020
Paul N. Saleh	(Principal Financial Officer)

/s/ Neil A. Manna	Senior Vice President and Corporate Controller	June 1, 2020
Neil A. Manna	(Principal Accounting Officer)

/s/ Ian C. Read	Chairman	June 1, 2020
Ian C. Read

/s/ Mukesh Aghi	Director	June 1, 2020
Mukesh Aghi

/s/ Amy E. Alving	Director	June 1, 2020
Amy E. Alving

/s/ David L. Herzog	Director	June 1, 2020
David L. Herzog

/s/ Mary Louise Krakauer	Director	June 1, 2020
Mary Louise Krakauer

/s/ Sachin Lawande	Director	June 1, 2020
Sachin Lawande

/s/ Julio A. Portalatin	Director	June 1, 2020
Julio A. Portalatin

/s/ Peter Rutland	Director	June 1, 2020
Peter Rutland

/s/ Manoj P. Singh	Director	June 1, 2020
Manoj P. Singh

/s/ Robert F. Woods	Director	June 1, 2020
Robert F. Woods