Form 10-Q
period 2020-06-30
DXC Technology Co
filed 2020-08-07
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
       ☐ Yes  ☒   No

254,194,590 shares of common stock, par value $0.01 per share, were outstanding on July 31, 2020.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2020	June 30, 2019

Revenues	$4,502	$4,890

Costs of services (excludes depreciation and amortization and restructuring costs)	3,629	3,622
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	507
Depreciation and amortization	492	470
Restructuring costs	72	142
Interest expense	106	91
Interest income	(23)	(30)
Other income, net	(88)	(118)
Total costs and expenses	4,727	4,684

(Loss) income before income taxes	(225)	206
Income tax (benefit) expense	(26)	38
Net (loss) income	(199)	168
Less: net income attributable to non-controlling interest, net of tax	6	5
Net (loss) income attributable to DXC common stockholders	$(205)	$163

(Loss) income per common share:
Basic	$(0.81)	$0.61
Diluted	$(0.81)	$0.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019

Net (loss) income	$(199)	$168
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $7 and $12	(3)	(135)
Cash flow hedges adjustments, net of tax expense of $3 and $0	11	4
Available-for-sale securities, net of tax expense of $0 and $1	4	1
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $1 and $0	(9)	(1)
Pension and other post-retirement benefit plans, net of tax	(9)	(1)
Other comprehensive income (loss), net of taxes	3	(131)
Comprehensive (loss) income	(196)	37
Less: comprehensive income (loss) attributable to non-controlling interest	5	(19)
Comprehensive (loss) income attributable to DXC common stockholders	$(201)	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,509	$3,679
Receivables and contract assets, net of allowance of $104 and $74	4,271	4,392
Prepaid expenses	667	646
Other current assets	261	270
Total current assets	10,708	8,987

Intangible assets, net of accumulated amortization of $4,627 and $4,347	5,540	5,731
Operating right-of-use assets, net	1,602	1,428
Goodwill	2,057	2,017
Deferred income taxes, net	285	265
Property and equipment, net of accumulated depreciation of $4,072 and $3,818	3,503	3,547
Other assets	4,199	4,031
Total Assets	$27,894	$26,006

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,682	1,276
Accounts payable	1,522	1,598
Accrued payroll and related costs	766	630
Current operating lease liabilities	488	482
Accrued expenses and other current liabilities	2,756	2,801
Deferred revenue and advance contract payments	1,030	1,021
Income taxes payable	81	87
Total current liabilities	8,325	7,895

Long-term debt, net of current maturities	10,334	8,672
Non-current deferred revenue	733	735
Non-current operating lease liabilities	1,208	1,063
Non-current income tax liabilities and deferred tax liabilities	1,075	1,157
Other long-term liabilities	1,277	1,355
Total Liabilities	22,952	20,877

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of June 30, 2020 and March 31, 2020	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 256,382,532 issued as of June 30, 2020 and 255,674,040 issued as of March 31, 2020	3	3
Additional paid-in capital	10,729	10,714
Accumulated deficit	(5,386)	(5,177)
Accumulated other comprehensive loss	(599)	(603)
Treasury stock, at cost, 2,291,790 and 2,148,708 shares as of June 30, 2020 and March 31, 2020	(154)	(152)
Total DXC stockholders’ equity	4,593	4,785
Non-controlling interest in subsidiaries	349	344
Total Equity	4,942	5,129
Total Liabilities and Equity	$27,894	$26,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(199)	$168
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	496	474
Operating right-of-use expense	156	176
Pension & other post-employment benefits, actuarial & settlement losses	2	—
Share-based compensation	16	18
Loss (gain) on dispositions	4	(8)
Provision for losses on accounts receivable	35	(4)
Unrealized foreign currency exchange gain	(11)	(14)
Other non-cash charges, net	7	(1)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(100)	(335)
Decrease in operating lease liability	(156)	(174)
Decrease in other liabilities	(131)	(366)
Net cash provided by (used in) operating activities	119	(66)

Cash flows from investing activities:
Purchases of property and equipment	(95)	(105)
Payments for transition and transformation contract costs	(82)	(72)
Software purchased and developed	(48)	(63)
Payments for acquisitions, net of cash acquired	(10)	(1,911)
Cash collections related to deferred purchase price receivable	159	371
Proceeds from sale of assets	6	21
Short-term investing	—	(75)
Other investing activities, net	9	12
Net cash used in investing activities	(61)	(1,822)

Cash flows from financing activities:
Borrowings of commercial paper	748	1,401
Repayments of commercial paper	(317)	(1,401)
Borrowings under lines of credit	2,500	—
Repayment of borrowings under lines of credit	(750)	—
Borrowings on long-term debt, net of discount	993	2,198
Principal payments on long-term debt	(1,084)	(509)
Payments on finance leases and borrowings for asset financing	(245)	(210)
Proceeds from stock options and other common stock transactions	—	7
Taxes paid related to net share settlements of share-based compensation awards	(3)	(12)
Repurchase of common stock and advance payment for accelerated share repurchase	—	(500)
Dividend payments	(53)	(51)
Other financing activities, net	(3)	(36)
Net cash provided by financing activities	1,786	887
Effect of exchange rate changes on cash and cash equivalents	(14)	(30)
Net increase (decrease) in cash and cash equivalents	1,830	(1,031)
Cash and cash equivalents at beginning of year	3,679	2,899
Cash and cash equivalents at end of period	$5,509	$1,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(205)			(205)	6	(199)
Other comprehensive income					4		4	(1)	3
Share-based compensation expense			15				15		15
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	709						—		—
Balance at June 30, 2020	256,383	$3	$10,729	$(5,386)	$(599)	$(154)	$4,593	$349	$4,942

	Three Months Ended June 30, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net income				163			163	5	168
Other comprehensive loss					(107)		(107)	(24)	(131)
Share-based compensation expense			18				18		18
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(7,360)		(410)	(90)			(500)		(500)
Stock option exercises and other common stock transactions	855		7				7		7
Dividends declared ($0.21 per share)				(57)			(57)		(57)
Balance at June 30, 2019	263,709	$3	$10,916	$494	$(351)	$(149)	$10,913	$304	$11,217

(1) 2,291,790 treasury shares as of June 30, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC," the "Company," "we," "us," or "our") helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies trust DXC to deploy its enterprise technology stack to deliver new levels of performance, competitiveness and customer experiences.

HHS Sale

On March 9, 2020, DXC entered into a definitive agreement to sell (the “HHS Sale”) its U.S. State and Local Health and Human Services business (the “HHS Business”) to Veritas Capital Fund Management, L.L.C. for $5.0 billion in cash. The HHS Business is an end-to-end provider of technology-enabled, mission critical solutions that are fundamental to the administration and operations of health programs throughout the United States. The transaction is expected to close by September 2020, but no later than December 2020, subject to the satisfaction of certain closing conditions. Following the transaction close, DXC will retain its remaining healthcare practice, servicing customers across the healthcare continuum, including payers, providers and life sciences firms.

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income as the "statements of comprehensive income," (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 ("fiscal 2020").

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires the Company's management to make estimates and assumptions that affect amounts reported in the financial statements. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the coronavirus disease 2019 ("COVID-19") pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods. In the opinion of the Company's management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Allowance for Credit Losses

Effective April 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” using the modified retrospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 5 - "Receivables" for further discussion of the impact of adoption and other required disclosures. The amendments in this update changed the guidance for credit losses to an expected loss model rather than an incurred loss model. Financial assets subject to impairment under an expected credit loss model include billed and unbilled receivables, other receivables, and contract assets. Certain off-balance sheet arrangements, such as financial guarantees associated with receivables securitization facilities, are also subject to the guidance of ASU 2016-13.

Under an expected credit loss model, the Company immediately recognizes an estimate of credit losses expected to occur over the remaining life of financial assets that are in the scope of ASU 2016-13. DXC considers all available relevant information when estimating expected credit losses, including past events, current market conditions and forecasts and their implications for expected credit losses.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 2 - Recent Accounting Pronouncements

During the three months ended June 30, 2020, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
June 2016 ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	April 1, 2020 Modified Retrospective
This update requires the measurement and recognition of expected credit losses using the current expected credit loss model for financial assets held at amortized cost, which includes the Company’s trade accounts receivable, certain financial instruments and contract assets. It replaces the existing incurred loss impairment model with an expected loss methodology. The recorded credit losses are adjusted each period for changes in expected lifetime credit losses. The standard requires a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective.

The Company adopted this standard using the modified retrospective approach and recorded an immaterial cumulative effect adjustment in retained earnings as of April 1, 2020.
August 2018

ASU 2018-15,
"Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract"

April 1, 2020 Prospective
This update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively.

The Company adopted this standard using the prospective method and determined that the adoption of ASU 2018-15 had no material impact to its condensed consolidated financial statements.

The following ASUs were recently issued but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
December 2019 ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	Fiscal 2022
This update is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Early adoption of this update is permitted.
The Company is currently evaluating the potential impact this standard may have on its financial statements in future reporting periods.

Other recently issued ASUs effective after June 30, 2020 are not expected to have a material effect on DXC's consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 3 - Acquisitions

Fiscal 2020 Acquisitions

Luxoft Acquisition

On June 14, 2019, DXC completed the acquisition of Luxoft, a digital service provider whose offerings encompass strategic consulting, custom software development services, and digital solution engineering for total consideration of $2.0 billion. The acquisition will combine Luxoft’s digital engineering capabilities with DXC’s expertise in IT modernization and integration. The purchase agreement (“Merger Agreement”) was entered into by DXC and Luxoft on January 6, 2019 and the transaction was closed on June 14, 2019 (the "acquisition date.")

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

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. The goodwill recognized with the acquisition was attributable to the synergies expected to be achieved by combining the businesses of DXC and Luxoft, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The total goodwill arising from the acquisition was allocated to Global Business Services ("GBS") and is not deductible for tax purposes. See Note 10 - "Goodwill."

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company valued current assets and liabilities using existing carrying values as an estimate of the approximate fair value of those items at the acquisition date except for certain contract receivables for which the Company determined fair value based on a cost plus margin approach. The Company valued acquired property and equipment using predominately the direct capitalization method of the income approach and in certain specific cases, the Company determined that the net book value represents the fair value. The Company valued customer relationships using the multi-period excess earnings method under the income approach and valued trade names and developed technology using a relief from royalty method under the income approach. The Company determined that the net book value of the purchased software represents the fair value.

Below are the estimated useful lives of the acquired intangibles:

Estimated Useful Lives (Years)
Customer related intangibles	10
Trade names	20
Developed technology	3
Third-party purchased software	3

The Company valued deferred tax liabilities based on statutory tax rates in the jurisdictions of the legal entities where the acquired non-current assets and liabilities are taxed.

Note 4 - Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS") is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2020	June 30, 2019
Net (loss) income attributable to DXC common shareholders:	$(205)	$163

Common share information:
Weighted average common shares outstanding for basic EPS	253.63	267.00
Dilutive effect of stock options and equity awards	—	1.97
Weighted average common shares outstanding for diluted EPS	253.63	268.97

(Loss) Earnings per share:
Basic	$(0.81)	$0.61
Diluted	$(0.81)	$0.61

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2020(1)	June 30, 2019
Stock Options	1,749,189	4,824
Restricted Stock Units	3,149,436	589,569
Performance Stock Units	233,762	—

(1) Due to the Company's net loss for the three months ended June 30, 2020, stock options, restricted stock units and performance stock units were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 5 - Receivables

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of June 30, 2020, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, certain of the Company's subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the first quarter of fiscal 2021, Receivables SPV amended the Receivables Facility (the "Amendment") to decrease the facility limit from $750 million to $600 million and extend the termination date to August 19, 2020. Under the terms of the Receivables Facility, there is no longer any deferred purchase price ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. Prior to the Amendment, DPPs were realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2020, the total availability under the Receivables Facility was $324 million, and the amount sold to the Purchasers was $403 million, which was derecognized from the Company's balance sheet. As of June 30, 2020, the Company recorded a $79 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability. The Receivables Facility is scheduled to terminate on August 19, 2020, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from the sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balance of the DPP:

(in millions)	As of and for the Three Months Ended
June 30, 2019
Beginning balance	$574
Transfers of receivables	1,214
Collections	(1,265)
Change in funding availability	2
Ending balance	$525

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Milano Receivables Facility

On June 5, 2020, the Company entered into an accounts receivable securitization facility (the "Milano Facility") with certain unaffiliated financial institutions (the "Milano Purchasers") for the sale of commercial accounts receivable related to Medicaid Management Information Systems ("MMiS") contracts in the United States. The Milano Facility is scheduled to terminate on June 4, 2021, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Milano Facility has a facility limit of $275 million. Under the Milano Facility, certain of the Company's subsidiaries (the "Milano Sellers") sell MMiS accounts receivable to Milano Receivables Funding LLC ("Milano Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Milano Receivables SPV subsequently sells the receivables in their entirety to the Milano Purchasers pursuant to a receivables purchase agreement. The financial obligations of Milano Receivables SPV to the Milano Purchasers under the Milano Facility are limited to the assets it owns and non-recourse to the Company. Sales of MMiS receivables by Milano Receivables SPV occur continuously and are settled on a monthly basis.

The amount available under the Milano Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2020, the total availability under the Milano Facility was approximately $251 million, and the amount sold to the Milano Purchasers was $263 million, which was derecognized from the Company's balance sheet. As of June 30, 2020, the Company recorded a $12 million liability within accounts payable because the amount of cash proceeds received by the Company under the Milano Facility was more than the total availability. The Company uses the proceeds from the sale of receivables under the Milano Facility for general corporate purposes.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

While the Company guarantees certain non-financial performance obligations of the Milano Sellers, the Milano Purchasers bear customer credit risk associated with the receivables sold under the Milano Facility and have recourse in the event of credit-related customer non-payment solely to the assets of the Milano Receivables SPV.

German Receivables Facility

On October 1, 2019, the Company executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of June 30, 2020, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The DE Receivables Facility has a facility limit of €200 million (approximately $225 million as of June 30, 2020). Under the DE Receivables Facility, certain subsidiaries of the Company organized in Germany (the "DE Sellers") sell accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables SPV"), a trust-owned bankruptcy-remote entity, in a true sale. Pursuant to a receivables purchase agreement, DE Receivables SPV subsequently sells the receivables to the DE Purchasers in return for payments of capital. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility. Under the terms of the DE Receivables Facility, there is no longer any DPP for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 18 - "Cash Flows."

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2020, the total availability under the DE Receivables Facility was approximately $116 million, and the amount sold to the DE Purchasers was $123 million, which was derecognized from the Company's balance sheet. As of June 30, 2020, the Company recorded a $7 million liability within accounts payable because the amount of cash proceeds received by the Company under the DE Receivables Facility was more than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2020, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of June 30, 2020
Beginning balance	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

Allowance for Doubtful Accounts

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for doubtful accounts for trade accounts receivable:

(in millions)	As of and for the Three Months Ended
June 30, 2020
Beginning balance	$74
Impact of adoption of the Credit Loss Standard	4
Provisions for expected credit losses	35
Write-offs charged against the allowance	(9)
Ending balance	$104

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 6 - Leases

The Company has operating and finance leases for data centers, corporate offices, retail stores and certain equipment. Its leases have remaining lease terms of 1 to 13 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 to 3 years.

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	$156	$176
Short-term lease cost	15	10
Variable lease cost	8	15
Sublease income	(12)	(9)
Total operating costs	$167	$192

Finance lease cost:
Amortization of right-of-use assets	$116	$109
Interest on lease liabilities	14	17
Total finance lease cost	$130	$126

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 18 - "Cash Flows."

Supplemental Cash Flow information related to leases was as follows:

(in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$156	$174
Operating cash flows from finance leases	$14	$17
Financing cash flows from finance leases	$138	$145

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2020	March 31, 2020
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,602	$1,428
ROU finance lease assets	Property and Equipment, net	1,137	1,220
Total		$2,739	$2,648

Liabilities:
Current
Operating lease	Current operating lease liabilities	$488	$482
Finance lease	Short-term debt and current maturities of long-term debt	432	444
Total		$920	$926

Non-current
Operating lease	Non-current operating lease liabilities	$1,208	$1,063
Finance lease	Long-term debt, net of current maturities	583	602
Total		$1,791	$1,665

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	As of
	June 30, 2020	March 31, 2020
Weighted Average remaining lease term:	Years
Operating leases	4.9	4.8
Finance leases	2.7	2.7

Weighted average remaining discount rate:	Rate
Operating leases	4.1%	4.0%
Finance leases	4.2%	6.4%

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of June 30, 2020:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2021	$356	$51	$345
2022	403	38	370
2023	321	18	223
2024	248	10	99
2025	168	5	23
Thereafter	261	3	1
Total lease payments	1,757	125	1,061
Less: imputed interest	(181)	(5)	(46)
Total payments	$1,576	$120	$1,015

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 7 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 8 - "Derivative and Hedging Activities" for information about the fair value of the Company's derivative assets and liabilities. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	June 30, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$706	$706	$—	$—
U.S. treasury bills(1)	500	500	—	—
Time deposits(1)	305	305	—	—
Other debt securities(2)	56	—	53	3
Total assets	$1,567	$1,511	$53	$3

Liabilities:
Contingent consideration	$48	$—	$—	$48
Total liabilities	$48	$—	$—	$48

	March 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$156	$156	$—	$—
Time deposits(1)	595	595	—	—
Other debt securities(2)	51	—	48	3
Deferred purchase price receivable	103	—	—	103
Total assets	$905	$751	$48	$106

Liabilities:
Contingent consideration	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $38 million and $37 million, and unrealized gains of $15 million and $11 million, as of June 30, 2020 and March 31, 2020, respectively.

The fair value of money market funds, money market deposit accounts, U.S. Treasury bills with less than three months maturity and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. The fair value of the DPPs, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance and other considerations.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Other Fair Value Disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in other accrued liabilities, are deemed to approximate their market values due to their short-term nature. If measured at fair value, these financial instruments would be classified as Level 2 or Level 3 within the fair value hierarchy.

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third-party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt, excluding finance lease liabilities, was $10.2 billion and $8.2 billion as of June 30, 2020 and March 31, 2020, respectively, as compared with carrying value of $10.0 billion and $8.4 billion as of June 30, 2020 and March 31, 2020, respectively. If measured at fair value, long-term debt, excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements, in such instances, would be classified as Level 3 within the fair value hierarchy. There were no significant impairments recorded during the fiscal period covered by this report.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 8 - Derivative and Hedging Activities

In the normal course of business, the Company is exposed to interest rate and foreign exchange rate fluctuations. As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not use derivative instruments for trading or any speculative purposes.

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2020 and March 31, 2020 were $450 million and $455 million, respectively. As of June 30, 2020, the related forecasted transactions extend through September 2022.

For the three months ended June 30, 2020 and June 30, 2019, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2020 and June 30, 2019, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2020, $6 million of the existing amount of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

During the fiscal year ended March 31, 2019, the Company designated certain foreign currency forward contracts as net investment hedges to protect its investment in certain foreign operations against adverse changes in exchange rates between the Euro and the U.S. dollar. These contracts were de-designated and settled during the fiscal year ended March 31, 2020, and as of June 30, 2020, there were none outstanding.

During the three months ended June 30, 2020, the pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $11 million and in loss from operations was $(4) million.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates to.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amounts of the foreign currency forward contracts outstanding as of June 30, 2020 and March 31, 2020 were $2.1 billion and $2.2 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended
(in millions)	Statement of Operations Line Item	June 30, 2020	June 30, 2019
Foreign currency forward contracts	Other expense (income), net	$25	$19

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$2	$—
Total fair value of derivatives designated for hedge accounting		$2	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$3	$16
Total fair value of derivatives not designated for hedge accounting		$3	$16

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8	$20
Total fair value of derivatives designated for hedge accounting:		$8	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$12
Total fair value of derivatives not designated for hedge accounting		$5	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2020, there were no counterparties with concentration of credit risk.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Non-Derivative Financial Instruments Designated for Hedge Accounting

The Company applies hedge accounting for foreign currency-denominated debt used to manage foreign currency exposures on its net investments in certain non-U.S. operations. To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged.

Net Investment Hedges

DXC seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations with foreign currency-denominated debt. For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive loss when such net investments are sold or substantially liquidated.

As of June 30, 2020, DXC had $1.4 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2020, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $27 million. As of March 31, 2020, DXC had $1.9 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 9 - Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,086	$2,729	$1,357
Customer related intangible assets	5,843	1,859	3,984
Other intangible assets	238	39	199
Total intangible assets	$10,167	$4,627	$5,540

	As of March 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,048	$2,614	$1,434
Customer related intangible assets	5,795	1,697	4,098
Other intangible assets	235	36	199
Total intangible assets	$10,078	$4,347	$5,731

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Intangible asset amortization	$253	$236
Transition and transformation contract cost amortization(1)	61	67
Total amortization expense	$314	$303

(1)	Transaction and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of June 30, 2020 is as follows:

Fiscal Year	(in millions)
Remainder of 2021	$743
2022	$940
2023	$860
2024	$753
2025	$668

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 10 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2020.

(in millions)	GBS	GIS	Total
Goodwill, gross	$6,507	$5,066	$11,573
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2020, net	$2,017	$—	$2,017

Acquisitions	16	—	16
Foreign currency translation	24	—	24

Goodwill, gross	6,547	5,066	11,613
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of June 30, 2020, net	$2,057	$—	$2,057

The addition to goodwill was due to an insignificant acquisition. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2020, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 11 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.22)% - 0.44%	2021 - 2022	$967	$542
Current maturities of long-term debt	Various	2021 - 2022	283	290
Current maturities of finance lease liabilities	0.62% - 18.47%	2021	432	444
Short-term debt and current maturities of long-term debt			$1,682	$1,276

Long-term debt, net of current maturities
AUD term loan	0.94% - 0.96%(2)	2022	344	489
GBP term loan	1.46%(3)	2022	369	556
EUR term loan	0.65%(4)	2022 - 2023	280	822
EUR term loan	0.80%(5)	2023 - 2024	839	821
USD term loan	1.42% - 2.24%(6)	2025	379	480
$274 million Senior notes	4.45%	2023	276	276
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	505	505
$500 million Senior notes	4.00%	2024	497	—
$500 million Senior notes	4.13%	2026	496	—
£250 million Senior notes	2.75%	2025	306	307
€650 million Senior notes	1.75%	2026	726	709
$500 million Senior notes	4.75%	2028	507	507
$234 million Senior notes	7.45%	2030	271	271
Revolving credit facility	1.27% - 2.08%	2024 - 2025	3,250	1,500
Lease credit facility	1.17% - 1.99%	2021 - 2023	8	11
Finance lease liabilities	0.62% - 18.47%	2021 - 2027	1,015	1,046
Borrowings for assets acquired under long-term financing	0.48% - 6.39%	2021 - 2028	740	802
Mandatorily redeemable preferred stock outstanding	6.00%	2023	62	62
Other borrowings	Various	2021 - 2022	7	70
Long-term debt			11,049	9,406
Less: current maturities			715	734
Long-term debt, net of current maturities			$10,334	$8,672

(1)
At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $. Under this existing €1.0 billion commercial paper program, the Company issued £600 million via direct sale to the Bank of England.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Senior Notes and Term Loans

During the first quarter of fiscal 2021, the Company issued two senior notes with an aggregate principal of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024, and (ii) $500 million of 4.13% Senior Notes due fiscal 2026. The proceeds from these notes were applied towards the early prepayment of our term loan facilities, including prepayment of €500 million of Euro Term Loan due fiscal 2023, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. The interest on the Company's senior notes is payable semi-annually in arrears, except for interest on the £250 million Senior Notes due 2025 and the €650 million Senior Notes due 2026, which are payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Revolving Credit Facility

During the first quarter of fiscal 2021, the Company borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement ("Credit Agreement") as a precautionary measure to increase its cash position and increase financial flexibility in light of continuing uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic. During the quarter, the Company repaid $750 million, which became available under the revolving credit facility for redraw at the request of the Company.

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

Note 12 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
United States	$1,709	$1,851
United Kingdom	573	715
Australia	361	373
Other Europe	1,205	1,230
Other International	654	721
Total Revenues	$4,502	$4,890

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment Information" for the Company’s segment disclosures.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of June 30, 2020, approximately $23 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 35% of these remaining performance obligations in fiscal 2021, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	June 30, 2020	March 31, 2020
Trade receivables, net	$2,986	$3,059
Contract assets	$442	$454
Contract liabilities	$1,763	$1,756

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Balance, beginning of period	$1,756	$1,886
Deferred revenue	698	770
Recognition of deferred revenue	(719)	(717)
Currency translation adjustment	30	(5)
Other	(2)	(16)
Balance, end of period	$1,763	$1,918

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 13 - Restructuring Costs

The Company recorded restructuring costs of $72 million and $142 million, net of reversals, for the three months ended June 30, 2020 and June 30, 2019, respectively. The costs recorded during the three months ended June 30, 2020 were largely a result of the Fiscal 2021 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	June 30, 2020
Accrued expenses and other current liabilities	$165
Other long-term liabilities	33
Total	$198

Summary of Restructuring Plans

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company's workforce and facility structures (the "Fiscal 2021 Plan").

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $287 million, comprising $270 million in employee severance and $17 million of facilities costs.

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES") and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $477 million, comprising $336 million in employee severance and $141 million of facilities costs.

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger (as defined below) restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $985 million, comprising $789 million in employee severance and $196 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2020	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of June 30, 2020
Fiscal 2021 Plan
Workforce Reductions	$—	$78	$(2)	$(20)	$—	$56
Facilities Costs	—	5	(1)	(2)	—	2
Total	$—	$83	$(3)	$(22)	$—	$58

Fiscal 2020 Plan
Workforce Reductions	$74	$(1)	$1	$(25)	$—	$49
Facilities Costs	2	(4)	4	(1)	—	1
Total	$76	$(5)	$5	$(26)	$—	$50

Fiscal 2019 Plan
Workforce Reductions	$25	$(2)	$(1)	$(4)	$1	$19
Facilities Costs	5	(3)	2	—	—	4
Total	$30	$(5)	$1	$(4)	$1	$23

Other Prior Year Plans
Workforce Reductions	$24	$(1)	$2	$(8)	$1	$18
Facilities Costs	—	—	—	—	—	—
Total	$24	$(1)	$2	$(8)	$1	$18

Acquired Liabilities
Workforce Reductions	$39	$—	$—	$(1)	$—	$38
Facilities Costs	$11	—	—	—	—	11
Total	$50	$—	$—	$(1)	$—	$49

(1) Costs expensed, net of reversals include $6 million, $7 million, and $3 million of costs reversed from the Fiscal 2020 Plan, Fiscal 2019 Plan and Other Prior Year Plans, respectively.
(2) Pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(3)Foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

During the three months ended June 30, 2020, the Company remeasured plan assets and liabilities as of June 1, 2020 under certain U.K. pension plans due to the end of a public sector contract. The remeasurement resulted in a net loss of $2 million, comprising a curtailment gain of $9 million and an actuarial loss of $11 million. The net loss was recognized within other income.

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Service cost	$22	$23
Interest cost	58	60
Expected return on assets	(153)	(161)
Amortization of prior service costs	(2)	(2)
Contractual termination benefit	—	11
Curtailment gain	(9)	—
Recognition of actuarial loss	11	—
Net periodic pension income	$(73)	$(69)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $49 million as of June 30, 2020 and $48 million as of March 31, 2020.

Note 15 - Income Taxes

The Company's effective tax rate ("ETR") was 11.6% and 18.4% for the three months ended June 30, 2020 and June 30, 2019, respectively. For the three months ended June 30, 2020, the primary drivers of the ETR were the global mix of income, adjustment of the prior tax provisions due to the filing of tax returns in non-U.S. jurisdictions and generation of additional foreign tax credits in the U.S. For the three months ended June 30, 2019, the primary drivers of the ETR were the global mix of income and the reduction of our estimated fiscal 2019 base erosion anti-avoidance tax ("BEAT") for the October 31, 2019 tax year due to electing out of additional first year bonus depreciation.

The majority of unremitted foreign earnings have been taxed in the U.S. We expect a significant portion of the unremitted earnings of our foreign subsidiaries will no longer be subject to U.S. federal income tax upon repatriation to the U.S. However, a portion of these earnings may still be subject to foreign and U.S. state tax consequences when remitted. Earnings in India are indefinitely reinvested. Other foreign earnings are not indefinitely reinvested except for approximately $501 million that could be taxable when repatriated to the U.S. under Treasury regulations that were issued during the first quarter of fiscal 2020.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net receivable of $16 million due to $44 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $86 million of tax indemnification receivable related to other tax payables and $114 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $66 million and a tax indemnification payable to Perspecta of $45 million related to income tax and other tax liabilities.

The IRS is examining the Company's federal income tax returns for fiscal 2008 through tax year ended October 31, 2019. With respect to CSC's fiscal 2008 through 2010 federal tax returns, the Company previously entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some, but not all of these adjustments. The Company has agreed to extend the statute of limitations associated with this audit through March 31, 2021.

The Company has agreed to extend the statute of limitations associated with the fiscal years 2011 through 2013 through December 31, 2020. The Company has agreed to extend the statute of limitations for fiscal years 2014 through fiscal 2016 through December 31, 2020 and for the employment tax audit of fiscal years 2015 and 2016 until January 31, 2021. The Company expects to reach a resolution for all years no earlier than the second quarter of fiscal 2022 except agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2013 federal tax returns, which are expected to be resolved within twelve months.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes that the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $23 million to $28 million, excluding interest, penalties and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the three months ended June 30, 2020. The details of shares repurchased during the three months ended June 30, 2019 are shown below:

	Fiscal 2020
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	5,510,415	$54.44	$300
Accelerated stock repurchases	1,849,194	54.08	100
1st Quarter Total	7,359,609	$54.35	$400

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Current-period other comprehensive income	(2)	7	4	—	9
Amounts reclassified from accumulated other comprehensive loss	—	4	—	(9)	(5)
Balance at June 30, 2020	$(853)	$(9)	$13	$250	$(599)

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	(111)	6	1		(104)
Amounts reclassified from accumulated other comprehensive loss		(2)		(1)	(3)
Balance at June 30, 2019	$(628)	$1	$10	$266	$(351)

Note 17 - Stock Incentive Plans

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

In fiscal 2021, DXC issued awards that are considered to have a market condition. A Monte Carlo simulation model was used for the valuation of the grants. Settlement of shares for the fiscal 2021 PSU awards will be made at the end of the third fiscal year subject to certain compounded annual growth rates of the stock price and continued employment through the last day of the third fiscal year.

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 14,882 shares purchased under this plan during the three months ended June 30, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of June 30, 2020
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	34,200,000	14,648,697
DXC Director Equity Plan	230,000	26,551
DXC Share Purchase Plan	250,000	191,728
Total	34,680,000	14,866,976

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(1,203)	$11.77		$—
Canceled/Forfeited	—	$—
Expired	(48,980)	$25.46
Outstanding as of June 30, 2020	1,819,632	$30.05	4.10	$1
Vested and exercisable as of June 30, 2020	1,819,632	$30.05	4.10	$1

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	4,174,476	$55.45	114,615	$37.69
Granted	7,135,966	$16.23	12,900	$14.36
Settled	(713,578)	$59.26	—	$—
Canceled/Forfeited	(392,495)	$62.92	—	$—
Outstanding as of June 30, 2020	10,204,369	$27.47	127,515	$35.33

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Total share-based compensation cost	$16	$18
Related income tax benefit	$1	$4
Total intrinsic value of options exercised	$—	$6
Tax benefits from exercised stock options and awards	$3	$9

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

As of June 30, 2020, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $0 million and $194 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.33 years.

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Cash paid for:
Interest	$103	$91
Taxes on income, net of refunds (1)	$31	$43

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$275	$(22)
Prepaid assets acquired under long-term financing	$2	$30
Investing:
Capital expenditures in accounts payable and accrued expenses	$11	$13
Capital expenditures through finance lease obligations	$88	$253
Assets acquired under long-term financing	$2	$235
(Decrease) increase in deferred purchase price receivable	$(52)	$321
Contingent consideration	$3	$—
Financing:
Dividends declared but not yet paid	$1	$57

(1) Income tax refunds were $18 million and $13 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
(2) Net of $87 million change in lease classification from operating to finance lease in fiscal 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

Global Business Services ("GBS")

GBS provides innovative technology solutions that help its customers address key business challenges and accelerate digital transformations tailored to each customers industry and specific objectives. GBS enterprise technology stack offerings include:

•
Analytics and Engineering. GBS's portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their digital transformation journeys. GBS provides software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations and develop new ways of doing business.

•
Applications. GBS uses advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. GBS's vertical-specific IP includes solutions for insurance; banking and capital markets; and automotive, among others.

GBS offerings also includes business process services, which include digital integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost, and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services ("GIS")

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for customers. GIS enterprise stack elements include:

•
Cloud and Security. GIS helps customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. GIS's security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.

•
IT Outsourcing ("ITO"). GIS's ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. GIS helps customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands, while achieving cost takeout, all with limited resources, expertise and budget.

GIS offerings also include workplace and mobility services to fit its customer's employee, business and IT needs from intelligent collaboration, modern device management, digital support services Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2020
Revenues	$2,174	$2,328	$4,502	$—	$4,502
Segment profit	$215	$23	$238	$(48)	$190
Depreciation and amortization(1)	$50	$267	$317	$27	$344

Three Months Ended June 30, 2019
Revenues	$2,159	$2,731	$4,890	$—	$4,890
Segment profit	$366	$340	$706	$(54)	$652
Depreciation and amortization(1)	$29	$275	$304	$28	$332

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $148 million and $138 million for the three months ended June 30, 2020 and 2019, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenue less cost of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Profit
Total profit for reportable segments	$238	$706
All other loss	(48)	(54)
Interest income	23	30
Interest expense	(106)	(91)
Restructuring costs	(72)	(142)
Transaction, separation and integration-related costs	(110)	(105)
Amortization of acquired intangible assets	(148)	(138)
Pension and OPEB actuarial and settlement losses	(2)	—
(Loss) income before income taxes	$(225)	$206

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of June 30, 2020 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2021	$1,525
2022	624
2023	537
2024	261
2025	25
Total	$2,972

(1) A significant portion of the minimum purchase commitments for fiscal 2021 relate to the amounts committed under the HPE preferred vendor agreements.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 30, 2020:

(in millions)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023 and Thereafter	Totals
Surety bonds	$105	$195	$86	$386
Letters of credit	99	109	400	608
Stand-by letters of credit	64	11	26	101
Totals	$268	$315	$512	$1,095

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

In June 2020, the Parties executed a stipulation resolving the matter and dismissing the action. The Company agreed to pay a total of $1.85 million, to be split between the United States and the State of New York. In July 2020, the stipulation was approved by the Court and the case was dismissed.

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

In December 2017, a jury trial was held and a verdict was returned in favor of plaintiffs. On August 6, 2019, the Court issued an order awarding plaintiffs $18.75 million in damages. In September 2019, Plaintiffs filed a motion seeking $14.1 million in attorneys’ fees and costs. In July 2020, the Court issued an order awarding Plaintiffs $8.1 million in attorneys’ fees and costs. The Company disagrees with the jury verdict, the damages award, and the fee award, and is appealing the judgment of the Court.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

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

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC's vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. Following the submission of briefs, oral argument was held on September 5, 2019. On January 10, 2020, the Court of Appeals issued a decision denying the Company’s appeal. On January 24, 2020, the Company filed a Petition for Rehearing, seeking review by the entire en banc Court of Appeals. On February 14, 2020, the Court of Appeals denied the Company's Petition.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company has been pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies. Certain carriers have accepted coverage while others have denied coverage. On February 21, 2020, the Company paid the balance of the judgment, which net of insurance recovery totalled $60 million. The Company has since recovered an additional $12.5 million from its insurance carriers. The Company continues to pursue recovery with its insurance carriers.

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

On June 14, 2018, the court heard oral argument on the parties’ cross-motions for summary judgment. On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle has appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The parties have submitted their briefs in the appellate case, and oral argument was held on June 8, 2020. The case has been submitted and a decision is now pending.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company moved to dismiss the claims in their entirety, and on June 2, 2020, the court granted the Company’s motion, dismissing all claims and entering judgment in the Company’s favor. On July 1, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. The appeal remains pending.

In March 2019, three related shareholder derivative lawsuits were filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, against one of the Company’s current officers and a former officer as well as members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. By agreement of the parties and order of the court, those lawsuits were consolidated on July 18, 2019, and are presently stayed pending the outcome of the appeal of the Eastern District of Virginia matter.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permits plaintiffs to amend and refile their complaint within 60 days.

On October 2, 2019, a shareholder derivative lawsuit was filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the Board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company moved to dismiss the complaint on the basis that the Board’s decision to defer action was not a refusal of the demand and was within its discretion. The Company’s motion to dismiss was denied on January 22, 2020. By agreement of the parties and order of the court, the case is presently stayed, pending the outcome of the appeal of the Eastern District of Virginia matter.

On March 31, 2020, a group of individual shareholders filed a complaint in the United States District Court for the Northern District of California, asserting non-class claims based on allegations substantially similar to those at issue in the earlier-filed putative class action complaints pending in the Northern District of California and Eastern District of Virginia. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Sections 11 and 15 of the Securities Act of 1933, as amended. On April 29, 2020, the court granted an administrative motion to relate the case with the earlier-filed putative class action pending in the Northern District of California. And on May 13, 2020, the parties filed a stipulation requesting to stay the case subject to resolution of the motions to dismiss in the Northern District of California and Eastern District of Virginia class actions.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

The Company believes that the lawsuits described above are without merit, and it intends to vigorously defend them.

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company provided supplemental information to OFAC on January 31, 2020.

Perspecta Arbitration: In October 2019, Perspecta Inc. (“Perspecta”) submitted a demand for arbitration claiming that in June 2018 DXC breached certain obligations under the Separation and Distribution Agreement ("SDA") between Perspecta and DXC and seeking at least $120 million in alleged damages. During the course of discovery, Perspecta increased the amount of its alleged damages, first to $500 million and then to over $800 million. Perspecta has since increased its damages calculations to include interest, bringing its total claim to $990 million. The Company believes there is no valid basis for Perspecta's claims for these amounts. In its arbitration demand, Perspecta also challenges $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta. DXC believes the invoices were properly issued and the amounts are owed by Perspecta. DXC believes that Perspecta's claims are without merit and intends to vigorously defend itself.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

Note 21 - Subsequent Events

Ransomware Attack

On July 5, 2020, the Company announced the ransomware attack of its subsidiary, Xchanging. DXC has confirmed containment of the incident in the immediate days following identification with minimal impact on Xchanging customers; no loss of DXC or Xchanging customer data; no impact on the wider Xchanging or DXC IT estates; and full restoration of Xchanging customer operations.

Proposed Sale of Healthcare Provider Software Business

On July 17, 2020, the Company entered into a purchase agreement with Dedalus Holding S.p.A. ("Dedalus"), a company organized under the laws of Italy, pursuant to which Dedalus will acquire DXC’s healthcare provider software business for a purchase price of €459 million (approximately $525 million), subject to certain adjustments. The closing of the transaction is subject to certain conditions for the benefit of DXC and Dedalus, including (i) receipt of certain regulatory consents, (ii) the absence of any injunction or other order from a governmental authority that prevents the closing, and (iii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, the other party. In addition, the closing is subject to certain conditions for the benefit of Dedalus, including (i) the absence of a material adverse effect on the business or the ability of DXC to consummate the transaction and (ii) receipt of certain customer consents.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate.

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions, stay-at-home orders, economic restrictions implemented to address the COVID-19 pandemic;

•
the current, and uncertain future, impact of the COVID-19 pandemic, as well as other emerging developments and disruption to economic activity, and their resulting impact on our clients that may affect our business, growth, prospects, financial condition, operating results, cash flows and liquidity;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•
the risk of liability or damage to our reputation resulting from security breaches, cyber-attacks or disclosure of sensitive data or failure to comply with data protection laws and regulations, including the ransomware attack recently experienced by our subsidiary, Xchanging;

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

•	the ability to succeed in our strategic objectives, including strategic alternatives material for our business;

•	the ability to achieve the expected benefits of our restructuring plans;

•	the ability to maintain and grow our customer relationships over time and to comply with customer contracts or government contracting regulations or requirements;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	our credit rating and the ability to manage working capital, refinance and raise additional capital for future needs;

•	our substantial amount of indebtedness;

•	our ability to remediate any material weakness and maintain effective internal control over financial reporting;

•	the resolution of pending investigations, claims and disputes;

•
the integration of Computer Sciences Corporation's ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company's ("HPES") businesses, operations, and culture and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;

•	the ability to realize the synergies and benefits expected to result from the merger of CSC and HPES (the "HPES Merger") within the anticipated time frame or in the anticipated amounts;

•	other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;

•
the spin-off of our former U.S. public sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions to form Perspecta Inc. (the "USPS") Separation and Mergers could result in substantial tax liability to DXC and our stockholders;

•	risks relating to the respective abilities of the parties to our acquisition of Luxoft Holding, Inc. to achieve the expected results therefrom;

•	risks relating to the consummation of the HHS Sale and the sale of our healthcare provider software business to Dedalus, and the ability to achieve the expected results therefrom; and

•
the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and Part II Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2021 and our financial condition as of June 30, 2020. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:

•	Background

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2021 and fiscal 2020.

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

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia and Australia. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). We market and sell our services directly to clients through our direct sales force operating out of sales offices around the world. Our clients include commercial businesses of many sizes and in many industries and public sector enterprises.

Results of Operations

The following table sets forth certain financial data for the first quarters of fiscal 2021 and fiscal 2020:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2020	June 30, 2019

Revenues	$4,502	$4,890

(Loss) income, before income taxes	(225)	206
Income tax (benefit) expense	(26)	38
Net (loss) income	$(199)	$168

Diluted earnings (loss) per share:	$(0.81)	$0.61

Fiscal 2021 Highlights

Financial highlights for the first quarter of fiscal 2021 include the following:

•	Revenues for the first quarter of fiscal 2021 were $4.5 billion, a decrease of 7.9% as compared to the first quarter of fiscal 2020.

•
Net loss and diluted loss per share for the first quarter of fiscal 2021 were $199 million and $0.81, respectively, including the cumulative impact of certain items of $258 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, and pension and other post-retirement benefit ("OPEB") actuarial and settlement losses. This compares with net income and diluted earnings per share of $168 million and $0.61, respectively, for the first quarter of fiscal 2020.

•	Our cash and cash equivalents were $5.5 billion as of June 30, 2020.

•	We generated $119 million of cash from operations during the first quarter of fiscal 2021, as compared to cash used of $66 million during the first quarter of fiscal 2020.

Revenues

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019	Change	Percentage Change
GBS	$2,174	$2,159	$15	0.7%
GIS	2,328	2,731	(403)	(14.8)%
Total Revenues	$4,502	$4,890	$(388)	(7.9)%

The decrease in revenues for the first quarter of fiscal 2021, compared with fiscal 2020 of the same period, reflects terminations, price-downs, and demand weakness related to the COVID-19 pandemic. This was partially offset by contributions from our Luxoft acquisition. Fiscal 2021 revenues included an unfavorable foreign currency exchange rate impact of 2.0%, primarily driven by the strengthening of the U.S. dollar against the Euro and British Pound.

During the first quarters of fiscal 2021 and fiscal 2020, the distribution of our revenues across geographies was as follows:

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

As a global company, over 62% of our revenues for the first quarter of fiscal 2021 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency June 30, 2020	June 30, 2019	Change	Percentage Change
GBS	$2,212	$2,159	$53	2.5%
GIS	2,391	2,731	(340)	(12.4)%
Total	$4,603	$4,890	$(287)	(5.9)%

Global Business Services

Our GBS revenues were $2,174 million in the quarter compared to $2,159 million for the prior year. GBS revenue increased 0.7% year-over-year, including an unfavorable foreign currency exchange rate impact of 1.8%. GBS revenue in constant currency increased 2.5% year-over-year primarily as a result of contributions from our Luxoft acquisition. This was partially offset by project run-offs, completions, and terminations.

For the first quarter of fiscal 2021, GBS contract awards were $3.5 billion as compared to $2.4 billion during the first quarter of fiscal 2020.

Global Infrastructure Services

Our GIS revenues were $2,328 million in the quarter compared to $2,731 million for the prior year. GIS revenue decreased 14.8% year-over-year, including an unfavorable foreign currency exchange rate impact of 2.4%. GIS revenue in constant currency decreased 12.4% year-over-year as a result of terminations, price-downs, and project run-offs.

For the first quarter of fiscal 2021, GIS contract awards were $1.8 billion as compared to $1.8 billion during the first quarter of fiscal 2020.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,629	$3,622	80.6%	74.0%	6.6
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	507	12.0	10.4	1.6
Depreciation and amortization	492	470	10.9	9.6	1.3
Restructuring costs	72	142	1.6	2.9	(1.3)
Interest expense	106	91	2.4	1.9	0.5
Interest income	(23)	(30)	(0.5)	(0.6)	0.1
Other income, net	(88)	(118)	(2.0)	(2.4)	0.4
Total costs and expenses	$4,727	$4,684	105.0%	95.8%	9.2

Total costs and expenses were consistent in the first quarter of fiscal 2021 compared to the same period in the prior fiscal year. The 9.2 point increase in total costs and expenses as a percentage of revenue for the first quarter of fiscal 2021 was primarily driven by a reduction in revenue for the first quarter of fiscal 2021 compared to the same period in the prior fiscal year.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.6 billion for the first quarter of fiscal 2021, consistent with the comparable period of the prior fiscal year. Within COS for the first quarter of fiscal 2021 is a $26 million one-time accrual relating to the settlement of customer disputes. This was partially offset by cost optimization savings realized during the quarter. COS as a percentage of revenue increased 6.6 points primarily driven by a reduction in revenue compared to the same period in the prior fiscal year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $539 million for the first quarter of fiscal 2021, consistent with the comparable period of the prior fiscal year.

Transaction, separation and integration-related costs of $110 million were included in SG&A for the first quarter of fiscal 2021, as compared to $105 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $178 million and amortization expense was $314 million for the first quarter of fiscal 2021, consistent with the comparable period of the prior fiscal year.

Restructuring Costs

During fiscal 2021, management approved global cost savings initiatives designed to designed to better align the our workforce and facility structures. During the first quarter of fiscal 2021, restructuring costs, net of reversals, were $72 million, as compared to $142 million during the same period of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 13 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2021 increased $15 million over the same period in the prior fiscal year due to an increase in borrowings and asset financing activities. See the "Capital Resources" caption below and Note 11 - “Debt” for additional information.

Interest income for the first quarter of fiscal 2021 decreased $7 million over the same period in the prior fiscal year primarily driven by lower yields within our money market accounts.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The $30 million decrease in other income, net for the first quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was due to a year-over-year decrease of $9 million in other gains related to sales of non-operating assets, year-over-year decrease of $9 million in non-service components of net periodic pension income and a year-over-year unfavorable foreign currency impact of $12 million.

Taxes

Our effective tax rate ("ETR") was 11.6% and 18.4% for the three months ended June 30, 2020 and June 30, 2019, respectively. For the three months ended June 30, 2020, the primary drivers of the ETR were the global mix of income, adjustment of the prior tax provisions due to the filing of tax returns in non-U.S. jurisdictions and generation of additional foreign tax credits in the U.S. For the three months ended June 30, 2019, the primary drivers of the ETR were the global mix of income and the reduction of our estimated fiscal 2019 base erosion anti-avoidance tax ("BEAT") for the October 31, 2019 tax year due to electing out of additional first year bonus depreciation.

Earnings (Loss) Per Share

Diluted EPS for the first quarter of fiscal 2021 decreased $1.42 from the same period in the prior fiscal year. This decrease was due to a decrease of $367 million in net income.

Diluted EPS for the first quarter of fiscal 2021 includes $0.24 per share of restructuring costs, $0.32 per share of transaction, separation and integration-related costs, $0.45 per share of amortization of acquired intangible assets, and $0.01 per share of pension and OPEB actuarial and settlement losses.

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

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019	Change
(Loss) income before income taxes	$(225)	$206	$(431)
Non-GAAP income before income taxes	$107	$591	$(484)
Net (loss) income	$(199)	$168	$(367)
Adjusted EBIT	$190	$652	$(462)

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - reflects costs, net of reversals, related to workforce optimization and real estate charges.

•
Transaction, separation and integration-related costs - reflects costs to execute on strategic alternatives, costs related to integration planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS.

•	Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.

•	Pension and OPEB actuarial and settlement gains and losses - reflects pension and OPEB actuarial and settlement gains and losses.

•	Income tax expense of non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,629	$—	$—	$—	$—	$3,629
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	—	(110)	—	—	429
(Loss) income before income taxes	(225)	72	110	148	2	107
Income tax (benefit) expense	(26)	12	28	34	—	48
Net (loss) income	(199)	60	82	114	2	59
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	6
Net (loss) income attributable to DXC common stockholders	$(205)	$60	$82	$114	$2	$53

Effective Tax Rate	11.6%					44.9%

Basic EPS	$(0.81)	$0.24	$0.32	$0.45	$0.01	$0.21
Diluted EPS	$(0.81)	$0.24	$0.32	$0.45	$0.01	$0.21

Weighted average common shares outstanding for:
Basic EPS	253.63	253.63	253.63	253.63	253.63	253.63
Diluted EPS	253.63	254.41	254.41	254.41	254.41	254.41

	Three Months Ended June 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,622	$—	$—	$—	$3,622
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	507	—	(105)	—	$402
Income before income taxes	206	142	105	138	591
Income tax expense	38	28	22	31	119
Net income	168	114	83	107	472
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	5
Net income attributable to DXC common stockholders	$163	$114	$83	$107	$467

Effective Tax Rate	18.4%				20.1%

Basic EPS	$0.61	$0.43	$0.31	$0.40	$1.75
Diluted EPS	$0.61	$0.42	$0.31	$0.40	$1.74

Weighted average common shares outstanding for:
Basic EPS	267.00	267.00	267.00	267.00	267.00
Diluted EPS	268.97	268.97	268.97	268.97	268.97

A reconciliation of net income to adjusted EBIT is as follows:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Net (loss) income	$(199)	$168
Income tax (benefit) expense	(26)	38
Interest income	(23)	(30)
Interest expense	106	91
EBIT	(142)	267
Restructuring costs	72	142
Transaction, separation and integration-related costs	110	105
Amortization of acquired intangible assets	148	138
Pension and OPEB actuarial and settlement losses	2	—
Adjusted EBIT	$190	$652

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2020, our cash and cash equivalents ("cash") was $5.5 billion, of which $1.6 billion was held outside of the U.S. As of March 31, 2020, our cash was $3.7 billion, of which $1.2 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries and current income inclusions for global intangible low taxed income, we expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the U.S. However, a portion of this cash may still be subject to foreign and U.S. state income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds not designated as indefinitely reinvested.

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019	Change
Net cash provided by (used in) operating activities	$119	$(66)	$185
Net cash used in investing activities	(61)	(1,822)	1,761
Net cash provided by financing activities	1,786	887	899
Effect of exchange rate changes on cash and cash equivalents	(14)	(30)	16
Net decrease in cash and cash equivalents	$1,830	$(1,031)	$2,861
Cash and cash equivalents at beginning-of-year	3,679	2,899
Cash and cash equivalents at the end-of-period	$5,509	$1,868

Operating cash flow

Net cash provided by (used in) operating activities during the first quarter of fiscal 2021 was $119 million as compared to $(66) million during the comparable period of the prior fiscal year. The increase of $185 million was due to a decrease in working capital cash outflows of $488 million offset by a decrease in net income, net of adjustments of $303 million.

Investing cash flow

Net cash used in investing activities during the first quarter of fiscal 2021 was $61 million as compared to $1,822 million during the comparable period of the prior fiscal year. The decrease in cash used of $1,761 million was primarily due to a decrease in cash paid for acquisitions of $1,901 million and short-term investing of $75 million in fiscal 2020, offset by a decrease in cash collections related to deferred purchase price receivable of $212 million.

Financing cash flow

Net cash provided by financing activities during the first quarter of fiscal 2021 was $1,786 million as compared to $887 million during the comparable period of the prior fiscal year. The $899 million increase was primarily due to borrowings under lines of credit of $2,500 million, absence of common stock repurchases and advance payment for accelerated share repurchase of $500 million in fiscal 2020, and an increase of commercial paper borrowings, net of repayments of $431 million. This was partially offset by a decrease in borrowings on term loans and other long-term debt of $1,205 million, repayments of borrowings under lines of credit of $750 million, and an increase in payments on long-term debt of $575 million.

Capital Resources

See Note 20 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt	$1,682	$1,276
Long-term debt, net of current maturities	10,334	8,672
Total debt	$12,016	$9,948

The $2.1 billion increase in total debt during the first quarter of fiscal 2021 was primarily attributed to the $1.8 billion net borrowing from the credit facility agreement ("Credit Agreement") and the new senior notes with an aggregate principal of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024, and (ii) $500 million of 4.13% Senior Notes due fiscal 2026. The purpose of the draw from the Credit Agreement was to secure liquidity as additional cash on hand to support our liquidity resources during the COVID-19 pandemic and to mitigate the uncertainties caused by volatile capital markets, changing governmental policies, and evolving impact on world economies. The proceeds from the new notes were applied towards the early prepayment of our term loan facilities, including prepayment of €500 million of Euro Term Loan due fiscal 2023, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

During the quarter, we applied for and were confirmed eligible to participate in the Bank of England’s (“BOE”) COVID Corporate Funding Facility, a BOE program that provides term liquidity funding to investment grade corporate issuers with significant operations in the UK, in order to stabilize and facilitate continued access to sterling commercial paper markets. At our option, we can borrow up to a maximum of €1 billion or its equivalent in Euro, British Pound and U.S. dollar. On June 15, 2020, DXC Capital Funding DAC (previously named DXC Capital Funding Limited), an indirect subsidiary of the Company, issued £600 million in commercial paper maturing May 2021 under its existing €1.0 billion commercial paper program via direct sale to the BOE.

We also repaid $750 million on the previously drawn Credit Agreement that was used to mitigate our reliance on volatile short-term commercial paper markets during the quarter. Thus, this amount became available under the revolving credit facility for redraw at the request of the Company.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2020 and June 30, 2019.

The debt maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to June 30, 2020 and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. See Note 11 - "Debt" for more information.
The following table summarizes our capitalization ratios:

	As of
(in millions)	June 30, 2020	March 31, 2020
Total debt	$12,016	$9,948
Cash and cash equivalents	5,509	3,679
Net debt(1)	$6,507	$6,269

Total debt	$12,016	$9,948
Equity	4,942	5,129
Total capitalization	$16,958	$15,077

Debt-to-total capitalization	70.9%	66.0%
Net debt-to-total capitalization(1)	38.4%	41.6%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody's	Baa2	P-2	Negative
S&P	BBB-	-	Stable

On June 10, Fitch downgraded DXC’s long-term credit ratings by one notch, to BBB from BBB+, and changed DXC’s outlook to Stable from Negative. Also, on July 2, S&P downgraded DXC’s long-term credit ratings by one notch, to BBB- from BBB, and changed DXC’s outlook to Stable from Negative.

See Note 20 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below at "Liquidity".

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue to use cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and will further utilize our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of contracts. The recovery of these investments is over the life of contracts and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2020
Cash and cash equivalents	$5,509
Available borrowings under our revolving credit facility	750
Total liquidity	$6,259

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. There were no share repurchases during the first quarter ended June 30, 2020.

Dividends

To enhance our financial flexibility under current uncertain market conditions, we have elected to suspend payment of quarterly dividends. This decision will be reevaluated by our Board of Directors as market conditions stabilize.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in Note 5 - "Receivables" and Note 20 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the net borrowings under the Credit Agreement of $1.8 billion and the new senior notes with an aggregate principal amount of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024; and (ii) $500 million of 4.13% Senior Notes due fiscal 2026 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2020. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended June 30, 2020, there were no changes to our accounting estimates from those described in our fiscal 2020 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Our exposure to market risk has not changed materially since March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in our internal control over financial reporting described below.

Control Activities

As previously disclosed during the third quarter of fiscal 2020, Management concluded there was a material weakness in internal controls over financial reporting related to the design and implementation of effective control activities based on the criteria established in the COSO framework. These control deficiencies constituted a material weakness in the aggregate related to reassessing policies and procedures, to determine their continued relevance, as impacted by complex transactions and processes.

Deficiencies that contributed to the aggregation included:

•
Management did not reassess in a timely manner the control activities related to goodwill impairment upon adoption of ASU 2017-04 which resulted in an immaterial out of period adjustment between quarters within fiscal 2020 related to the tax effect of the impairment recognized.

•
Management did not reassess the control and procedures related to the balance sheet classification of deferred revenue following a large and complex acquisition which resulted in an immaterial out of period adjustment to the balance sheets during the third quarter ended December 31, 2019.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of June 30, 2020.

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

•	Align the Sarbanes-Oxley Act (“SOX") compliance function under the newly appointed Chief Risk Officer.

•	Establish periodic reporting of the remediation plan progress to the Audit Committee.

•	Expand SOX training and implementation of succession planning for SOX control owners.

Management continues to be actively engaged to take steps to remediate the material weakness noted above, including (1) appointment of an external advisor to lead the remediation activities (2) hiring a new Global SOX Director reporting to the Chief Risk Officer (3) establishment of progress reporting to the Audit Committee and (4) establishment of a control owner transition process. In additional to the items noted above, Management has developed expanded SOX training to be incorporated in the onboarding process and evaluated management level reporting to identify key performance indicators for monitoring.  These additional remediation efforts have begun and are expected to be completed in the subsequent quarters. While we have made significant progress, there has not been sufficient time to resolve the material weakness in internal control over financial reporting.

As we continue to improve the effectiveness of our internal control over financial reporting, we may supplement our remediation activities as our work progresses where appropriate. Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable. However, due to the nature of the work and subsequent testing required to conclude that a material weakness no longer exists, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended June 30,2020.

Changes in Internal Control over Financial Reporting

In addition to the remediation efforts described above, we adopted ASC 326 effective April 1, 2020, as described in Note 2 - “Recent Accounting Pronouncements” to the financial statements during the first quarter of fiscal 2021. We began using a new model and redesigned certain processes and controls relating to our reserves and expected losses.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 20 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Apart from the risk factors disclosed below, there have been no material changes in the three months ended June 30, 2020 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Our business and financial results have been adversely affected and could continue to be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused disruptions in global economies, financial and commodities markets and rapid shifts in governmental and public health policies in the countries where we operate or our customers are located or the industries in which we and our customers compete. The COVID-19 pandemic and the actions taken by governments, businesses and individuals to curtail the spread of the disease have negatively impacted, and are expected to continue to negatively impact, our business, results of operations, cash flows and financial condition.

Negative impacts that have occurred, or may occur in the future, include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our clients or our subcontractors, or the requirements to deliver our services by working remotely. This could potentially affect our ability to perform under our contracts with customers. Cost increases may not be recoverable from customers or covered by insurance, which could impact our profitability. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

In addition, the COVID-19 pandemic has resulted in a widespread global health crisis that is adversely affecting the economies and financial markets of many countries, which could result in an economic downturn that may negatively affect demand for our services, including the financial failure of some of our clients. This economic downturn, depending upon its severity and duration, could also lead to the deterioration of worldwide credit and financial markets that could limit our customers’ ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults.

Our financial results may also be materially and adversely impacted by a variety of factors related to COVID-19 that have not yet been determined, including potential impairments of goodwill and other assets, and changes to our contingent liabilities, for which actual amounts may materially exceed management estimates, and our calculation of global tax liabilities. Even after the COVID-19 pandemic has subsided, depending upon its duration and potential recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result.

We continue to evaluate the extent to which COVID-19 has impacted us and our employees, customers and suppliers and the extent to which it and other emerging developments will impact us and our employees, customers and suppliers in the future. We caution investors that any of the items mentioned above could have material and adverse impacts on our current and future business, results of operations, cash flows and financial condition.

To the extent the COVID-19 pandemic and the resulting economic disruption continue to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our level of indebtedness, our ability to generate sufficient cash flows to service our indebtedness and to comply with the covenants contained in the agreements that govern our indebtedness and our counterparty credit risk.

We have identified a material weakness in our internal control over financial reporting. Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements, which could materially harm our business, our reputation and our stock price.

While we have not identified any material misstatements in our previously reported consolidated financial statements, as previously disclosed in our Quarterly Report for the quarterly period ended December 31, 2019, our management identified a material weakness in our internal control over financial reporting as of December 31, 2019 related to reassessing policies and procedures to determine their continued relevance, as impacted by complex transactions and processes. See "Item 4. Controls and Procedures." Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements. In that event, we may be required to restate our financial statements. A restatement or an unremediated material weakness could result in a loss of confidence in us by our investors, customers, regulators and/or counterparties. In addition, our remediation efforts are still ongoing and if we are unable to promptly remediate the material weakness identified above, or if we were to conclude in the future that we have one or more additional weaknesses, our investors, regulators, customers and/or counterparties may lose confidence in our reported financial information. Additionally, management may be required to devote significant time and incur significant expense to remediate the material weakness, and management may not be able to complete such remediation in a timely manner. Any of the foregoing could materially harm our business, our reputation and the market price of our common stock.

We could be held liable for damages, our reputation could suffer, or we may experience service interruptions from security breaches, cyber-attacks or disclosure of confidential information or personal data, which could cause significant financial loss.

As a provider of IT services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of data for our clients, including sensitive and personally identifiable information. We also manage IT infrastructure of our own and of clients. We possess valuable proprietary information, including copyrights, trade secrets and other intellectual property and, we collect and store certain personal and financial information from customers and employees. Our security measures designed to identify and protect against security breaches and cyber-attacks may fail to detect, prevent or adequately respond to a future threat incident.

The continued occurrence of high-profile data breaches and cyber-attacks, including by state actors, reflects an external environment that is increasingly hostile to information and corporate security. Cybersecurity incidents can result from unintentional events or deliberate attacks by insiders or third parties, including criminals, competitors, nation-states, and hacktivists. Like other companies, we face an evolving array of cybersecurity and data security threats that pose risks to us and our clients. We can also be harmed by attacks on third parties, such as denial-of-service attacks. We see regular unauthorized efforts to access our systems, which we evaluate for severity and frequency. For example, in July 2020, certain systems of our subsidiary, Xchanging, experienced a ransomware attack. See Note 21 - "Subsequent Events" to the financial statements. While incidents experienced thus far have not resulted in significant disruption to our business, it is possible that we could suffer a severe attack or incident, with potentially material and adverse effects on our business, reputation, customer relations, results of operations or financial condition. We could be exposed to regulatory actions, client attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. We must expend capital and other resources to protect against attempted security breaches and cyber-attacks and to alleviate problems caused by successful breaches or attacks. The cost, potential monetary damages and operational consequences of responding to breaches and cyber-attacks and implementing remediation measures could be significant and may be in excess of insurance policy limits or be not covered by our insurance at all.

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. Security breaches such as through an advanced persistent threat attack, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, could expose us to risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability and other litigation, reputational harm, and a loss of customer confidence which could potentially have an adverse impact on future business with current and potential customers. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

Increasing cybersecurity, data privacy and information security obligations around the world could also impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations, or lead to inquiries or enforcement actions. In the United States, we are seeing increasing obligations and expectations from federal and non-federal customers. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer.

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

There was no share repurchase activity during the three months ended June 30, 2020.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1
Eighth Supplemental Indenture, dated April 21, 2020, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.2
Form of DXC Technology Company’s 4.000% Senior Notes due 2023 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.3
Form of DXC Technology Company’s 4.125% Senior Notes due 2025 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

10.1
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (filed herewith)

10.2
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (filed herewith)

10.3*	Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.4*	Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
31.1**	Section 302 Certification of the Chief Executive Officer
31.2**	Section 302 Certification of the Chief Financial Officer
32.1***	Section 906 Certification of Chief Executive Officer
32.2***	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or agreement
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	August 7, 2020	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer