Form 10-Q
period 2020-09-30
DXC Technology Co
filed 2020-11-06
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
       ☐ Yes  ☒   No

254,412,158 shares of common stock, par value $0.01 per share, were outstanding on October 30, 2020.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$4,554	$4,851	$9,056	$9,741

Costs of services (excludes depreciation and amortization and restructuring costs)	3,563	3,679	7,192	7,301
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	489	1,078	996
Depreciation and amortization	525	467	1,017	937
Goodwill impairment losses	—	2,887	—	2,887
Restructuring costs	265	32	337	174
Interest expense	96	104	202	195
Interest income	(25)	(67)	(48)	(97)
Gain on arbitration award	—	(632)	—	(632)
Other income, net	(103)	(109)	(191)	(227)
Total costs and expenses	4,860	6,850	9,587	11,534

Loss before income taxes	(306)	(1,999)	(531)	(1,793)
Income tax (benefit) expense	(60)	116	(86)	154
Net loss	(246)	(2,115)	(445)	(1,947)
Less: net (loss) income attributable to non-controlling interest, net of tax	(2)	4	4	9
Net loss attributable to DXC common stockholders	$(244)	$(2,119)	$(449)	$(1,956)

Loss per common share:
Basic	$(0.96)	$(8.19)	$(1.77)	$(7.44)
Diluted	$(0.96)	$(8.19)	$(1.77)	$(7.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss	$(246)	$(2,115)	$(445)	$(1,947)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (1)	33	(71)	30	(206)
Cash flow hedges adjustments, net of tax (2)	7	(2)	18	2
Available-for-sale securities, net of tax (3)	1	1	5	2
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (4)	(1)	(3)	(10)	(4)
Pension and other post-retirement benefit plans, net of tax	(1)	(3)	(10)	(4)
Other comprehensive income (loss), net of taxes	40	(75)	43	(206)
Comprehensive loss	(206)	(2,190)	(402)	(2,153)
Less: comprehensive income (loss) attributable to non-controlling interest	1	6	6	(13)
Comprehensive loss attributable to DXC common stockholders	$(207)	$(2,196)	$(408)	$(2,140)

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(15) and $(22) for the three and six months ended September 30, 2020, respectively, and $25 and $13 for the three and six months ended September 30, 2019, respectively.
(2) Tax expense related to cash flow hedge adjustments was $3 and $6 for the three and six months ended September 30, 2020, respectively. There was no tax expense related to cash flow hedge adjustments during the three and six months ended September 30, 2019.
(3) There was no tax expense related to available-for-sale securities during the three and six months ended September 30, 2020. Tax expense related to available-for-sale securities was $0 and $1 for the three and six months ended September 30, 2019, respectively.
(4) Tax benefit related to amortization of prior service costs was $1 and $2 for the three and six months ended September 30, 2020, respectively, and $1 and $1 for the three and six months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,079	$3,679
Receivables and contract assets, net of allowance of $162 and $74	4,194	4,392
Prepaid expenses	604	646
Other current assets	335	270
Assets held for sale	125	—
Total current assets	8,337	8,987

Intangible assets, net of accumulated amortization of $4,364 and $4,347	4,146	5,731
Operating right-of-use assets, net	1,555	1,428
Goodwill	725	2,017
Deferred income taxes, net	292	265
Property and equipment, net of accumulated depreciation of $4,198 and $3,818	3,417	3,547
Other assets	4,360	4,031
Assets held for sale - non-current	2,838	—
Total Assets	$25,670	$26,006

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,622	$1,276
Accounts payable	1,345	1,598
Accrued payroll and related costs	756	630
Current operating lease liabilities	461	482
Accrued expenses and other current liabilities	3,203	2,801
Deferred revenue and advance contract payments	974	1,021
Income taxes payable	111	87
Liabilities related to assets held for sale	184	—
Total current liabilities	8,656	7,895

Long-term debt, net of current maturities	8,046	8,672
Non-current deferred revenue	697	735
Non-current operating lease liabilities	1,192	1,063
Non-current income tax liabilities and deferred tax liabilities	917	1,157
Other long-term liabilities	1,325	1,355
Liabilities related to assets held for sale - non-current	86	—
Total Liabilities	20,919	20,877

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2020 and March 31, 2020	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 256,521,547 issued as of September 30, 2020 and 255,674,040 issued as of March 31, 2020	3	3
Additional paid-in capital	10,746	10,714
Accumulated deficit	(5,631)	(5,177)
Accumulated other comprehensive loss	(562)	(603)
Treasury stock, at cost, 2,327,868 and 2,148,708 shares as of September 30, 2020 and March 31, 2020	(155)	(152)
Total DXC stockholders’ equity	4,401	4,785
Non-controlling interest in subsidiaries	350	344
Total Equity	4,751	5,129
Total Liabilities and Equity	$25,670	$26,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(445)	$(1,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,025	946
Goodwill impairment losses	—	2,887
Operating right-of-use expense	307	340
Pension & other post-employment benefits, actuarial & settlement losses	2	—
Share-based compensation	36	48
Loss (gain) on dispositions	14	(4)
Provision for losses on accounts receivable	45	—
Unrealized foreign currency exchange gain	(43)	(50)
Impairment losses and contract write-offs	42	11
Other non-cash charges, net	(5)	(9)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	57	167
Decrease in operating lease liability	(307)	(340)
Decrease in other liabilities	(137)	(464)
Net cash provided by operating activities	591	1,585

Cash flows from investing activities:
Purchases of property and equipment	(156)	(192)
Payments for transition and transformation contract costs	(136)	(158)
Software purchased and developed	(102)	(126)
Payments for acquisitions, net of cash acquired	(10)	(1,921)
Cash collections related to deferred purchase price receivable	159	371
Proceeds from sale of assets	8	40
Short-term investing	—	(75)
Other investing activities, net	3	14
Net cash used in investing activities	(234)	(2,047)

Cash flows from financing activities:
Borrowings of commercial paper	830	2,879
Repayments of commercial paper	(508)	(2,866)
Borrowings under lines of credit	2,500	—
Repayment of borrowings under lines of credit	(2,750)	—
Borrowings on long-term debt, net of discount	993	2,198
Principal payments on long-term debt	(1,476)	(519)
Payments on finance leases and borrowings for asset financing	(487)	(421)
Proceeds from stock options and other common stock transactions	—	10
Taxes paid related to net share settlements of share-based compensation awards	(3)	(12)
Repurchase of common stock and advance payment for accelerated share repurchase	—	(650)
Dividend payments	(53)	(107)
Other financing activities, net	(9)	(32)
Net cash (used in) provided by financing activities	(963)	480
Effect of exchange rate changes on cash and cash equivalents	9	(37)
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(597)	(19)
Less: cash classified within current assets held for sale	(3)	—
Net decrease in cash and cash equivalents	(600)	(19)
Cash and cash equivalents at beginning of year	3,679	2,899
Cash and cash equivalents at end of period	$3,079	$2,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2020	256,383	$3	$10,729	$(5,386)	$(599)	$(154)	$4,593	$349	$4,942
Net loss				(244)			(244)	(2)	(246)
Other comprehensive income					37		37	3	40
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	139						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751

	Three Months Ended September 30, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2019	263,709	$3	$10,916	$494	$(351)	$(149)	$10,913	$304	$11,217
Net loss				(2,119)			(2,119)	4	(2,115)
Other comprehensive loss					(77)		(77)	2	(75)
Share-based compensation expense			31				31		31
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(6,220)		(161)	11			(150)		(150)
Stock option exercises and other common stock transactions	137		7				7		7
Dividends declared ($0.21 per share)				(54)			(54)		(54)
Non-controlling interest distributions and other							—	10	10
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Six Months Ended September 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(449)			(449)	4	(445)
Other comprehensive income					41		41	2	43
Share-based compensation expense			32				32		32
Acquisition of treasury stock						(3)	(3)		(3)
Stock option exercises and other common stock transactions	848						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751

	Six Months Ended September 30, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(1,956)			(1,956)	9	(1,947)
Other comprehensive loss					(184)		(184)	(22)	(206)
Share-based compensation expense			49				49		49
Acquisition of treasury stock						(14)	(14)		(14)
Share repurchase program	(13,580)		(571)	(79)			(650)		(650)
Stock option exercises and other common stock transactions	992		14				14		14
Dividends declared ($0.42 per share)				(111)			(111)		(111)
Non-controlling interest distributions and other							—	10	10
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870

    (1) 2,327,868 treasury shares as of September 30, 2020.

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

HHS Sale

On October 1, 2020, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital") to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5.0 billion, subject to net working capital adjustments and assumed liabilities. See Note 4 - Assets Held for Sale and Note 22 - "Subsequent Events" for further information.

HPS Sale

On July 17, 2020, DXC entered into a purchase agreement to sell (the "HPS Sale") its healthcare provider software business ("HPS" or the "HPS Business") to Dedalus Holding S.p.A. ("Dedalus") for €459 million (approximately $525 million), subject to certain adjustments. The HPS Sale is expected to close by March 2021, subject to meeting certain closing conditions.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect amounts reported in the financial statements. The Company bases its estimates on assumptions regarding historical experience, currently available information and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the coronavirus disease 2019 ("COVID-19") pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods. In the opinion of the Company's management, the accompanying financial statements of DXC contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Allowance for Credit Losses

Effective April 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” using the modified retrospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 6 - "Receivables" for further discussion of the impact of adoption and other required disclosures. The amendments in this update changed the guidance for credit losses to an expected loss model rather than an incurred loss model. Financial assets subject to impairment under an expected credit loss model include billed and unbilled receivables, other receivables, and contract assets. Certain off-balance sheet arrangements, such as financial guarantees associated with receivables securitization facilities, are also subject to the guidance of ASU 2016-13.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

During the six months ended September 30, 2020, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

Other recently issued ASUs effective after September 30, 2020 are not expected to have a material effect on DXC's consolidated financial statements.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. The goodwill recognized with the acquisition was attributable to the synergies expected to be achieved by combining the businesses of DXC and Luxoft, expected future contracts and the acquired workforce. The cost-saving opportunities are expected to include improved operating efficiencies and asset optimization. The total goodwill arising from the acquisition was allocated to Global Business Services and is not deductible for tax purposes.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 4 - Assets Held for Sale

On March 9, 2020, DXC entered into a definitive agreement to sell its HHS Business to Veritas Capital for a cash consideration of enterprise value of $5.0 billion (including $85 million related to future services to be provided by the Company). The HHS Business is an end-to-end provider of technology-enabled, mission critical solutions that are fundamental to the administration and operations of health programs throughout the United States. The transaction closed on October 1, 2020. See Note 22 - "Subsequent Events."

As of September 30, 2020 the disposition of the HHS Business, reported as part of the GBS segment, met the requirements for presentation as assets held for sale under GAAP.

Assets held for sale are reported at carrying value, which is less than fair value. Assets held for sale and related liabilities as of September 30, 2020 were as follows:

(in millions)	September 30, 2020
Assets:
Cash and cash equivalents	$3
Accounts receivable, net	74
Prepaid expenses	38
Other current assets	2
Total current assets held for sale	117
Intangible assets, net	1,308
Operating right-of-use assets, net	74
Goodwill	1,354
Property and equipment, net	43
Other assets	53
Total non-current assets held for sale	2,832
Total assets acquired	$2,949

Liabilities:
Accounts payable	$79
Accrued payroll and related costs	13
Current operating lease liabilities	27
Accrued expenses and other current liabilities	38
Deferred revenue and advance contract payments	20
Total current liabilities related to assets held for sale	177
Non-current deferred revenue	32
Long-term operating lease liabilities	48
Other long term liabilities	2
Total long-term liabilities related to assets held for sale	82
Total liabilities related to assets held for sale	$259

During the second quarter of fiscal 2021, the Company entered into a definitive agreement to sell an insignificant business, which is also classified as held for sale.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5 - Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. As the Company had net losses for the periods presented, diluted net loss per share is the same as basic net loss per share because the inclusion of all potentially dilutive shares of common stock would have been anti-dilutive. The following table reflects the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss attributable to DXC common shareholders:	$(244)	$(2,119)	$(449)	$(1,956)

Common share information:
Weighted average common shares outstanding for basic and diluted net loss per share	254.13	258.71	253.88	262.83

Net loss per share:
Basic and diluted	$(0.96)	$(8.19)	$(1.77)	$(7.44)

The following share-based equity awards were excluded from the computation of diluted net loss per share because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock Options	1,625,591	765,883	1,735,395	979,644
Restricted Stock Units	2,598,301	2,354,528	2,554,090	1,180,177
Performance-based Restricted Stock Units	83,125	434,862	158,444	437,507

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 6 - Receivables

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of September 30, 2020, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, certain of the Company's subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2021, Receivables SPV amended the Receivables Facility (the "Amendment") to decrease the facility limit from $600 million to $500 million and extend the termination date to August 5, 2021. As of the second quarter of fiscal 2020, there is no deferred purchase price ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. DPPs were previously realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2020, the total availability under the Receivables Facility was $371 million, and the amount sold to the Purchasers was $452 million, which was derecognized from the Company's balance sheet. As of September 30, 2020, the Company recorded a $81 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability. The Receivables Facility is scheduled to terminate on August 5, 2021, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from the sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balance of the DPP for the Receivables Facility:

(in millions)	As of and for the Three Months Ended	As of and for the Six Months Ended
	September 30, 2019	September 30, 2019
Beginning balance	$525	$574
Transfers of receivables	—	1,214
Collections	—	(1,265)
Change in funding availability	—	2
Facility amendments	(525)	(525)
Ending balance	$—	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Milano Receivables Facility

On June 5, 2020, the Company entered into an accounts receivable securitization facility (the "Milano Facility") with certain unaffiliated financial institutions (the "Milano Purchasers") for the sale of commercial accounts receivable related to HHS contracts in the United States. The Milano Facility is scheduled to terminate on June 4, 2021, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Milano Facility has a facility limit of $275 million. Under the Milano Facility, certain of the Company's subsidiaries (the "Milano Sellers") sell HHS accounts receivable to Milano Receivables Funding LLC ("Milano Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Milano Receivables SPV subsequently sells certain of the receivables in their entirety to the Milano Purchasers pursuant to a receivables purchase agreement. The financial obligations of Milano Receivables SPV to the Milano Purchasers under the Milano Facility are limited to the assets it owns and non-recourse to the Company. Sales of HHS receivables by Milano Receivables SPV occur continuously and are settled on a monthly basis.

The amount available under the Milano Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2020, the amount sold to the Milano Purchasers was approximately $272 million. On October 1, 2020, and in connection with the consummation of the sale of the HHS Business, and at the direction of the purchaser of the HHS Business, the Milano Facility was terminated. For more information, refer to Note 22 - "Subsequent Events."

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

German Receivables Facility

On October 1, 2019, the Company executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of September 30, 2020, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The DE Receivables Facility has a facility limit of €150 million (approximately $175 million as of September 30, 2020). Under the DE Receivables Facility, certain of the Company's subsidiaries organized in Germany (the "DE Sellers") sell accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables SPV"), a trust-owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sells certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility. Under the terms of the DE Receivables Facility, there is no longer any DPP for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 19 - "Cash Flows."

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2020, the total availability under the DE Receivables Facility was approximately $120 million, and the amount sold to the DE Purchasers was $124 million, which was derecognized from the Company's balance sheet. As of September 30, 2020, the Company recorded a $4 million liability within accounts payable because the amount of cash proceeds received by the Company under the DE Receivables Facility was more than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2021, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table is a reconciliation of the beginning and ending balances of the DPP for the DE Receivables Facility:

(in millions)	As of and for the Six Months Ended September 30, 2020
Beginning balance	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

Allowance

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for doubtful accounts for trade accounts receivable:

(in millions)	As of and for the Six Months Ended
September 30, 2020
Beginning balance	$74
Impact of adoption of the Credit Loss Standard	4
Provisions for losses on accounts receivable	45
Other adjustments to allowance and write-off's	39
Ending balance	$162

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 7 - Leases

The Company has operating and finance leases for data centers, corporate offices, retail stores and certain equipment. Its leases have remaining lease terms of one to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$151	$164	$307	$340
Short-term lease cost	11	14	26	24
Variable lease cost	15	11	23	26
Sublease income	(10)	(10)	(22)	(19)
Total operating costs	$167	$179	$334	$371

Finance lease cost:
Amortization of right-of-use assets	$99	$140	$215	$249
Interest on lease liabilities	11	17	25	34
Total finance lease cost	$110	$157	$240	$283

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 19 - "Cash Flows."

Supplemental cash flow information related to leases was as follows:

(in millions)	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows used in operating leases	$307	$340
Operating cash flows used in finance leases	$25	$34
Financing cash flows used in finance leases	$285	$279

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2020	March 31, 2020
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,555	$1,428
ROU finance lease assets	Property and Equipment, net	1,098	1,220
Total		$2,653	$2,648

Liabilities:
Current
Operating lease	Current operating lease liabilities	$461	$482
Finance lease	Short-term debt and current maturities of long-term debt	440	444
Total		$901	$926

Non-current
Operating lease	Non-current operating lease liabilities	$1,192	$1,063
Finance lease	Long-term debt, net of current maturities	568	602
Total		$1,760	$1,665

On September 30, 2020, in conjunction with the classification of the HHS Business' assets being held for sale, $74 million in ROU operating lease assets and $75 million in operating lease liabilities were transferred to assets held for sale and liabilities related to assets held for sale on the Consolidated Balance Sheet.

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	As of
	September 30, 2020	March 31, 2020
Weighted Average remaining lease term:	Years
Operating leases	4.7	4.8
Finance leases	2.7	2.7

Weighted average remaining discount rate:	Rate
Operating leases	4.0%	4.0%
Finance leases	4.0%	6.4%

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of September 30, 2020:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2021	$244	$28	$246
2022	419	34	393
2023	340	17	250
2024	262	9	121
2025	188	5	35
Thereafter	279	3	3
Total lease payments	1,732	96	1,048
Less: imputed interest	(171)	(4)	(40)
Total payments	$1,561	$92	$1,008

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis excluding pension assets and derivative assets and liabilities. See Note 9 - "Derivative and Hedging Activities" for information about the fair value of the Company's derivative assets and liabilities. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	September 30, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	367	367	—	—
Other debt securities(2)	59	—	56	3
Total assets	$431	$372	$56	$3

Liabilities:
Contingent consideration	$51	$—	$—	$51
Total liabilities	$51	$—	$—	$51

	March 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$156	$156	$—	$—
Time deposits(1)	595	595	—	—
Other debt securities(2)	51	—	48	3
Deferred purchase price receivable	103	—	—	103
Total assets	$905	$751	$48	$106

Liabilities:
Contingent consideration	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs that have a cost basis of $40 million and $37 million, and unrealized gains of $16 million and $11 million, as of September 30, 2020 and March 31, 2020, respectively.

The fair value of money market funds, money market deposit accounts with less than three months maturity, and time deposits included in cash and cash equivalents are based on quoted market prices. The fair value of other debt securities included in other long-term assets is based on actual market prices. The fair value of the DPPs included in receivables, net is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration included in other liabilities is based on contractually defined targets of financial performance and other considerations.

Other Fair Value Disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in other accrued liabilities are deemed to approximate their market values due to their short-term nature. If measured at fair value, these financial instruments would be classified as Level 2 or Level 3 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company estimates the fair value of its long-term debt primarily by using quoted prices obtained from third-party providers such as Bloomberg and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $8.0 billion and $8.2 billion as of September 30, 2020 and March 31, 2020, respectively as compared with carrying value of $7.8 billion and $8.4 billion as of September 30, 2020 and March 31, 2020, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements in such instances would be classified as Level 3 within the fair value hierarchy. There were no significant impairments recorded during the fiscal period covered by this report.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2020 and March 31, 2020 were $460 million and $455 million, respectively. As of September 30, 2020, the related forecasted transactions extend through March 2023.

For the three and six months ended September 30, 2020 and September 30, 2019, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2020 and September 30, 2019, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2020, $1 million of the existing amount of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Net investment hedges

During the fiscal year ended March 31, 2019, the Company designated certain foreign currency forward contracts as net investment hedges to protect its investment in certain foreign operations against adverse changes in exchange rates between the Euro and the U.S. dollar. These contracts were de-designated and settled during the fiscal year ended March 31, 2020, and as of September 30, 2020, there were none outstanding.

The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in loss from operation was $(2) million and $(6) million for the three and six months ended September 30, 2020. The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive loss was $7 million and $18 million for the three and six months ended September 30, 2020, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates to.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amounts of the foreign currency forward contracts outstanding as of September 30, 2020 and March 31, 2020 were $1.5 billion and $2.2 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended		For the Six Months Ended
(in millions)	Statement of Operations Line Item	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Foreign currency forward contracts	Other expense (income), net	$33	$(41)	$58	$(22)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	September 30, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$5	$—
Total fair value of derivatives designated for hedge accounting		$5	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$3	$16
Total fair value of derivatives not designated for hedge accounting		$3	$16

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	September 30, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2	$20
Total fair value of derivatives designated for hedge accounting:		$2	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$7	$12
Total fair value of derivatives not designated for hedge accounting		$7	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2020, there were six counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $1 million.

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

As of September 30, 2020, DXC had $1.5 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. As of March 31, 2020, DXC had $1.9 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2020, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $(61) million and $(89) million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,006	$2,819	$1,187
Customer related intangible assets	4,246	1,502	2,744
Other intangible assets	258	43	215
Total intangible assets	$8,510	$4,364	$4,146

On September 30, 2020, in conjunction with the classification of the HHS Business' assets being held for sale, $1,308 million in customer related intangible assets, software, and related accumulated amortization were transferred to assets held for sale on the Consolidated Balance Sheet. Amortization of intangible assets ceased upon being classified as held for sale.

	As of March 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,048	$2,614	$1,434
Customer related intangible assets	5,795	1,697	4,098
Other intangible assets	235	36	199
Total intangible assets	$10,078	$4,347	$5,731

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Intangible asset amortization	$258	$239	$511	$475
Transition and transformation contract cost amortization(1)	67	59	128	126
Total amortization expense	$325	$298	$639	$601

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of September 30, 2020 is as follows:

Fiscal Year	(in millions)
Remainder of 2021	$458
2022	$820
2023	$755
2024	$625
2025	$573

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2020.

(in millions)	GBS	GIS	Total
Goodwill, gross	$6,507	$5,066	$11,573
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2020, net	$2,017	$—	$2,017

Acquisition related adjustments	23	—	23
Foreign currency translation	39	—	39
Assets held for sale	(1,354)	—	(1,354)

Goodwill, gross	5,215	5,066	10,281
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of September 30, 2020, net	$725	$—	$725

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

On September 30, 2020, in conjunction with the classification of the HHS Business' assets being held for sale, $1,354 million in goodwill was transferred to assets held for sale on the Consolidated Balance Sheet.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company concluded that as a result of its qualitative assessment performed on July 1, 2020, it remained more likely than not that the fair value of the GBS reporting unit exceeds its carrying amount.

As of September 30, 2020, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.22)% - 0.44%	2021 - 2022	$900	$542
Current maturities of long-term debt	Various	2021 - 2022	282	290
Current maturities of finance lease liabilities	0.62% - 18.47%	2021 - 2022	440	444
Short-term debt and current maturities of long-term debt			$1,622	$1,276

Long-term debt, net of current maturities
AUD term loan	0.94% - 0.96%(2)	2022	358	489
GBP term loan	0.88% - 1.46%	2022	—	556
EUR term loan	0.65%(3)	2022 - 2023	292	822
EUR term loan	0.80%(4)	2023 - 2024	876	821
USD term loan	1.40% - 2.24%(5)	2025	380	480
$274 million Senior notes	4.45%	2023	276	276
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	504	505
$500 million Senior notes	4.00%	2024	497	—
$500 million Senior notes	4.13%	2026	496	—
£250 million Senior notes	2.75%	2025	320	307
€650 million Senior notes	1.75%	2026	758	709
$500 million Senior notes	4.75%	2028	507	507
$234 million Senior notes	7.45%	2030	270	271
Revolving credit facility	1.26% - 2.08%	2024 - 2025	1,250	1,500
Lease credit facility	1.15% - 1.99%	2021 - 2023	6	11
Finance lease liabilities	0.62% - 18.47%	2021 - 2027	1,008	1,046
Borrowings for assets acquired under long-term financing	0.00% - 6.39%	2021 - 2028	730	802
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	62
Other borrowings	Various	2021 - 2022	5	70
Long-term debt			8,768	9,406
Less: current maturities			722	734
Long-term debt, net of current maturities			$8,046	$8,672

(1)At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $. Under this existing €1.0 billion commercial paper program, the Company issued £600 million via direct sale to the Bank of England.
(2) Variable interest rate equal to the bank bill swap bid rate for a one-, two-, three- or six-month interest period plus 0.60% to 0.95% based on the published credit ratings of DXC.
(3) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.40% and 0.90%, based on published credit ratings of DXC.
(4) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.
(5) At DXC's option, the USD term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 1.00% and 1.50%, based on published credit ratings of DXC or the Base Rate plus a margin between 0.00% and 0.50%, based on published credit ratings of DXC.

Senior Notes and Term Loans

During the first quarter of fiscal 2021, the Company issued two senior notes with an aggregate principal of $1.0 billion consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024 and (ii) $500 million of 4.13% Senior Notes due fiscal 2026. The proceeds from these notes were applied towards the early prepayment of our term loan facilities including prepayment of €500 million of Euro Term Loan due fiscal 2023, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the second quarter of fiscal 2021, the Company repaid the remaining £300 million GBP Term Loan due fiscal 2022.

Interest on the Company's term loans is payable monthly or quarterly in arrears at the election of the borrowers. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. The interest on the Company's senior notes is payable semi-annually in arrears except for interest on the £250 million Senior Notes due fiscal 2025 and the €650 million Senior Notes due fiscal 2026, which are payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued interest.

Revolving Credit Facility

During the first quarter of fiscal 2021, the Company borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement ("Credit Agreement") as a precautionary measure to increase its cash position and increase financial flexibility in light of continuing uncertainty in the global economy and financial capital markets resulting from COVID-19.

The Company repaid $2,750 million during the first six months of fiscal 2021, which became available under the revolving credit facility for redraw at the request of the Company.

The Company expects to use the proceeds from the borrowings under the Credit Agreement for working capital, general corporate purposes or other purposes permitted under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a variable rate based on LIBOR or on a base rate, plus an individual margin based on DXC’s long-term debt rating.

In connection with the completion of the HHS Sale in October 2020, DXC used the proceeds from the sale to pay down additional debt. See Note 22 - "Subsequent Events" for details.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 13 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$1,666	$1,806	$3,375	$3,657
United Kingdom	579	678	1,152	1,393
Other Europe	1,244	1,260	2,449	2,490
Australia	390	366	751	739
Other International	675	741	1,329	1,462
Total Revenues	$4,554	$4,851	$9,056	$9,741

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized and adjustments for currency. As of September 30, 2020, approximately $23 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 25% of these remaining performance obligations in fiscal 2021, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	September 30, 2020	March 31, 2020
Trade receivables, net	$2,950	$3,059
Contract assets	$413	$454
Contract liabilities	$1,671	$1,756

Change in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019
Balance, beginning of period	$1,756	$1,886
Deferred revenue	1,355	1,400
Recognition of deferred revenue	(1,432)	(1,416)
Currency translation adjustment	80	(48)
Other(1)	(88)	(22)
Balance, end of period	$1,671	$1,800

(1) Other includes $51 million of contract liabilities reclassified as liabilities related to assets held for sale on the Consolidated Balance Sheet, in conjunction with HHS Business classified as assets held for sale.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 - Restructuring Costs

The Company recorded restructuring costs of $265 million and $32 million, net of reversals, for the three months ended September 30, 2020 and September 30, 2019, respectively. For the six months ended September 30, 2020 and September 30, 2019, the Company recorded restructuring costs of $337 million and $174 million, net of reversals, respectively. The costs recorded during the three and six months ended September 30, 2020 were largely a result of the Fiscal 2021 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	September 30, 2020
Accrued expenses and other current liabilities	$289
Other long-term liabilities	76
Total	$365

Summary of Restructuring Plans

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company's workforce and facility structures (the "Fiscal 2021 Plan").

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $283 million, comprising $266 million in employee severance and $17 million of facilities costs.

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of the Enterprise Services business of Hewlett Packard Enterprise Company ("HPES") and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $476 million, comprising $335 million in employee severance and $141 million of facilities costs.

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger (as defined below) restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the organizational structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $986 million, comprising $790 million in employee severance and $196 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2020	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of September 30, 2020
Fiscal 2021 Plan
Workforce Reductions	$—	$340	$(4)	$(89)	$—	$247
Facilities Costs	—	13	(4)	(6)	—	3
Total	$—	$353	$(8)	$(95)	$—	$250

Fiscal 2020 Plan
Workforce Reductions	$74	$(5)	$2	$(38)	$4	$37
Facilities Costs	2	(4)	4	(2)	—	—
Total	$76	$(9)	$6	$(40)	$4	$37

Fiscal 2019 Plan
Workforce Reductions	$25	$(3)	$(2)	$(9)	$1	$12
Facilities Costs	5	(3)	2	—	1	5
Total	$30	$(6)	$—	$(9)	$2	$17

Other Prior Year Plans
Workforce Reductions	$24	$—	$3	$(11)	$2	$18
Facilities Costs	—	—	—	—	—	—
Total	$24	$—	$3	$(11)	$2	$18

Acquired Liabilities
Workforce Reductions	$39	$—	$—	$(3)	$—	$36
Facilities Costs	11	(1)	1	(2)	(2)	7
Total	$50	$(1)	$1	$(5)	$(2)	$43

(1) Costs expensed, net of reversals include $11 million, $10 million, and $3 million of costs reversed from the Fiscal 2020 Plan, Fiscal 2019 Plan and Other Prior Year Plans, respectively.
(2) Costs Not Affecting Restructuring Liability include pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(3)Other include foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 - Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit ("OPEB") plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company's pension plans are not admitting new participants, except where locally required; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

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

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$23	$23	$45	$46
Interest cost	61	57	119	117
Expected return on assets	(161)	(154)	(314)	(315)
Amortization of prior service costs	(2)	(2)	(4)	(4)
Contractual termination benefit	3	6	3	17
Curtailment gain	—	—	(9)	—
Recognition of actuarial loss	—	—	11	—
Net periodic pension income	$(76)	$(70)	$(149)	$(139)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $45 million as of September 30, 2020 and $48 million as of March 31, 2020.

Note 16 - Income Taxes

The Company's effective tax rate ("ETR") was 19.6% and (5.8)% for the three months ended September 30, 2020 and September 30, 2019, respectively, and 16.2% and (8.6)% for the six months ended September 30, 2020 and September 30, 2019, respectively. For the three and six months ended September 30, 2020, the primary drivers of the ETR were the global mix of income, foreign tax credits and adjustment of the prior tax provisions due to the filing of tax returns in the U.S and the non-U.S. jurisdictions. For the three and six months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013 and an increase in prior year U.S. federal research and development income tax credits.

The majority of unremitted foreign earnings have been taxed in the U.S. We expect a significant portion of the unremitted earnings of our foreign subsidiaries will no longer be subject to U.S. federal income tax upon repatriation to the U.S. However, a portion of these earnings may still be subject to foreign and U.S. state tax consequences when remitted. Earnings in India are indefinitely reinvested. Other foreign earnings are not indefinitely reinvested except for approximately $521 million that could be taxable when repatriated to the U.S. under Treasury regulations that were issued during the first quarter of fiscal 2020.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net payable of $6 million due to $44 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $91 million of tax indemnification receivable related to other tax payables and $141 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $92 million and a tax indemnification payable to Perspecta of $49 million related to income tax and other tax liabilities.

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

The Company has agreed to extend the statute of limitations associated with the fiscal years 2011 through 2013 through March 31, 2021. The Company has agreed to extend the statute of limitations for fiscal years 2014 through fiscal 2017 through October 31, 2021 and for the employment tax audit of fiscal years 2015 and 2016 until December 31, 2021. The Company expects to reach a resolution for all years no earlier than the third quarter of fiscal 2022 except agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2013 federal tax returns, which are expected to be resolved within twelve months.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. In the second quarter of fiscal 2021 the Company’s liability for uncertain tax positions decreased by $3 million (excluding interest and penalties and related tax attributes) primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted in the U.S. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes that the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $34 million to $39 million, excluding interest, penalties and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the six months ended September 30, 2020. The details of shares repurchased during the six months ended September 30, 2019 are shown below:

	Fiscal 2020
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	5,510,415	$54.44	$300
Accelerated stock repurchases	1,849,194	54.08	100
1st Quarter Total	7,359,609	$54.35	$400
2nd Quarter
Open market purchases	4,414,840	$33.96	$150
Accelerated stock repurchases	1,805,350	$55.39	$100
2nd Quarter Total	6,220,190	$40.18	$250
Total	13,579,799	$47.86	$650

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Current-period other comprehensive income	28	12	5	—	45
Amounts reclassified from accumulated other comprehensive loss	—	6	—	(10)	(4)
Balance at September 30, 2020	$(823)	$(2)	$14	$249	$(562)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	(184)	2	2	—	(180)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(4)	(4)
Balance at September 30, 2019	$(701)	$(1)	$11	$263	$(428)

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

Restricted stock units ("RSUs") represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. In general, if the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited. Certain executives were awarded service-based "career share" RSUs for which the shares are settled over the 10 anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during that period. The Company also grants Performance-based restricted stock units ("PSUs"), which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for up to 25% of the shares granted to be earned after the first and second fiscal years if certain of the Company's performance targets are met early, subject to vesting based on the participant's continued employment through the end of the three-year performance period.

In fiscal 2021, DXC issued awards that are considered to have a market condition. A Monte Carlo simulation model was used for the valuation of the grants. Settlement of shares for the fiscal 2021 PSU awards will be made at the end of the third fiscal year subject to certain compounded annual growth rates of the stock price and continued employment through the last day of the third fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 14,311 and 29,193 shares purchased under this plan during the three and six months ended September 30, 2020.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of September 30, 2020
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	51,200,000	31,705,400
DXC Director Equity Plan	745,000	435,951
DXC Share Purchase Plan	250,000	177,417
Total	52,195,000	32,318,768

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(4,328)	$12.30		$—
Canceled/Forfeited	—	$—
Expired	(71,930)	$31.05
Outstanding as of September 30, 2020	1,793,557	$29.91	3.89	$1
Vested and exercisable as of September 30, 2020	1,793,557	$29.91	3.89	$1

Restricted Stocks

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	4,174,476	$55.45	114,615	$37.69
Granted	7,447,198	$17.05	118,500	$18.82
Settled	(802,392)	$57.46	(47,090)	$27.28
Canceled/Forfeited	(755,601)	$36.90	—	$—
Outstanding as of September 30, 2020	10,063,681	$27.55	186,025	$28.31

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total share-based compensation cost	$20	$30	$36	$48
Related income tax benefit	$3	$7	$5	$11
Total intrinsic value of options exercised	$—	$1	$—	$7
Tax benefits from exercised stock options and awards	$1	$1	$4	$10

As of September 30, 2020, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $0 million and $177 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.20 years.

Note 19 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019
Cash paid for:
Interest	$168	$178
Taxes on income, net of refunds (1)	$84	$130

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$410	$142
Prepaid assets acquired under long-term financing	$43	$14
Investing:
Capital expenditures in accounts payable and accrued expenses	$46	$92
Capital expenditures through finance lease obligations	$205	$380
Assets acquired under long-term financing	$10	$248
(Decrease) increase in deferred purchase price receivable	$(52)	$(204)
Contingent consideration	$3	$—
Financing:
Dividends declared but not yet paid	$—	$55

(1) Income tax refunds were $25 million and $20 million for the six months ended September 30, 2020 and September 30, 2019, respectively.
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

Global Business Services ("GBS")

GBS provides innovative technology solutions that help its customers address key business challenges and accelerate digital transformations tailored to each customer's industry and specific objectives. GBS enterprise technology stack offerings include:

•Analytics and Engineering. GBS's portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their digital transformation journeys. GBS provides software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations and develop new ways of doing business.
•Applications. GBS uses advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. GBS's vertical-specific IP includes solutions for insurance; banking and capital markets; and automotive, among others.

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

Global Infrastructure Services ("GIS")

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results, while reducing business risk and operational costs for customers. GIS enterprise stack elements include:

•Cloud and Security. GIS helps customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. GIS's security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.
•IT Outsourcing ("ITO"). GIS's ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. GIS helps customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands, while achieving cost takeout, all with limited resources, expertise and budget.

GIS offerings also include workplace and mobility services to fit its customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2020
Revenues	$2,242	$2,312	$4,554	$—	$4,554
Segment profit	$317	$36	$353	$(70)	$283
Depreciation and amortization(1)	$59	$291	$350	$23	$373

Three Months Ended September 30, 2019
Revenues	$2,285	$2,566	$4,851	$—	$4,851
Segment profit	$359	$243	$602	$(73)	$529
Depreciation and amortization(1)	$39	$252	$291	$25	$316

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2020
Revenues	$4,416	$4,640	$9,056	$—	$9,056
Segment profit	$532	$59	$591	$(118)	$473
Depreciation and amortization(1)	$109	$558	$667	$50	$717

Six Months Ended September 30, 2019
Revenues	$4,444	$5,297	$9,741	$—	$9,741
Segment profit	$725	$583	$1,308	$(127)	$1,181
Depreciation and amortization(1)	$67	$527	$594	$54	$648

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $152 million and $151 million for the three months ended September 30, 2020 and 2019, respectively, and $300 million and $289 million for the six months ended September 30, 2020 and 2019, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Profit
Total profit for reportable segments	$353	$602	591	$1,308
All other loss	(70)	(73)	(118)	(127)
Interest income	25	67	48	97
Interest expense	(96)	(104)	(202)	(195)
Restructuring costs	(265)	(32)	(337)	(174)
Transaction, separation and integration-related costs	(101)	(53)	(211)	(158)
Amortization of acquired intangible assets	(152)	(151)	(300)	(289)
Pension and OPEB actuarial and settlement losses	—	—	(2)	—
Goodwill impairment losses	—	(2,887)	—	(2,887)
Gain on arbitration award	—	632	—	632
Loss before income taxes	$(306)	$(1,999)	$(531)	$(1,793)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of September 30, 2020 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2021	$1,558
2022	1,047
2023	860
2024	269
2025	25
Total	$3,759

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2020:

(in millions)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023 and Thereafter	Totals
Surety bonds	$38	$262	$86	$386
Letters of credit	58	135	462	655
Stand-by letters of credit	61	15	24	100
Totals	$157	$412	$572	$1,141

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In October 2020, the Company reached an agreement in principle with the plaintiffs to resolve the matter. The Company plans to execute a settlement agreement and submit it to the Court for approval in November 2020.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit and in August 2020, the court granted Oracle’s appeal in part. The case has been remanded to the District Court for further proceedings.

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

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. The Company plans to file a motion to dismiss the amended complaint.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In its arbitration demand, Perspecta also challenges $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta ("ITSA"). Perspecta subsequently challenged an additional $31 million sought by DXC in August 2020 under the ITSA. DXC believes the invoices were properly issued and the amounts are owed by Perspecta.

In October 2020, a hearing was held before an arbitration panel, during which the Company and Perspecta each presented evidence on the claims at issue. Closing arguments will take place in November 2020, after which the case will be submitted and the parties will await the decision of the arbitration panel.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Note 22 - Subsequent Events

HHS Sale

On October 1, 2020, DXC completed the sale of its HHS Business to Veritas Capital. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5.0 billion, subject to net working capital adjustments and assumed liabilities. The sale was not subject to any financing condition or shareholder approval. Following the transaction close, DXC retains its remaining healthcare practice, relating to the pending HPS sale.

Debt Repayments

DXC used the proceeds from the sale of the HHS Business to further strengthen its balance sheet and repaid approximately $3.5 billion of outstanding debt as of September 30, 2020. Except for £600 million (approximately $775 million) related to commercial paper, almost all of the remainder repayment related to bank debt including both remaining amounts drawn on the revolving credit facility and other outstanding term loans.

Termination of Milano Receivables Facility

On October 1, 2020, and in connection with the consummation of the sale of the HHS Business, the Milano Facility was terminated at the request of the buyer of the HHS Business. In connection with the termination, DXC paid the Milano Purchasers approximately $272 million on behalf of Milano Receivables SPV to repurchase HHS Business related commercial accounts receivable previously sold under the program as of the termination date. The Milano Receivables SPV, which owned all the accounts receivables of the HHS Business, including the repurchased accounts receivables, were part of the HHS Business that were transferred to Veritas Capital as part of the sale of the HHS Business.

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

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•the uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions, stay-at-home orders, economic restrictions implemented to address the COVID-19 pandemic;
•the current, and uncertain future, impact of the COVID-19 pandemic, as well as other emerging developments and disruption to economic activity, and their resulting impact on our clients that may affect our business, growth, prospects, financial condition, operating results, cash flows and liquidity;
•changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;
•changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;
•the risk of liability or damage to our reputation resulting from security breaches, cyber-attacks or disclosure of sensitive data or failure to comply with data protection laws and regulations, including the ransomware attack recently experienced by our subsidiary, Xchanging;
•business interruptions in connection with our technology systems;
•the competitive pressures faced by our business;
•the effects of macroeconomic and geopolitical trends and events;
•the need to manage third-party suppliers and the effective distribution and delivery of our products and services;
•the protection of our intellectual property assets, including intellectual property licensed from third parties;
•the risks associated with international operations;
•the development and transition of new products and services and the enhancement of existing products and services to meet customer needs, respond to emerging technological trends and maintain and grow our customer relationships over time;

•the ability to succeed in our strategic objectives, including strategic alternatives material for our business;
•the ability to achieve the expected benefits of our restructuring plans;
•the ability to maintain and grow our customer relationships over time and to comply with customer contracts or government contracting regulations or requirements;
•the execution and performance of contracts by us and our suppliers, customers, clients and partners;
•our credit rating and the ability to manage working capital, refinance and raise additional capital for future needs;
•our substantial amount of indebtedness;
•our ability to remediate any material weakness and maintain effective internal control over financial reporting;
•the resolution of pending investigations, claims and disputes;
•the integration of Computer Sciences Corporation's ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company's ("HPES") businesses, operations, and culture and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;
•the ability to realize the synergies and benefits expected to result from the merger of CSC and HPES (the "HPES Merger") within the anticipated time frame or in the anticipated amounts;
•other risks related to the HPES Merger including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;
•the spin-off of our former U.S. public sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions to form Perspecta Inc. (the "USPS") Separation and Mergers could result in substantial tax liability to DXC and our stockholders;
•risks relating to the respective abilities of the parties to our acquisition of Luxoft Holding, Inc. to achieve the expected results therefrom;
•risks relating to the consummation of sale of our healthcare provider software business to Dedalus, and the ability to achieve the expected results therefrom; and
•the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and Part II Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2021 and our financial condition as of September 30, 2020. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized into the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2021 and fiscal 2020.

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

Results of Operations

The following table sets forth certain financial data for the second quarters and first six months of fiscal 2021 and fiscal 2020:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$4,554	$4,851	$9,056	$9,741

Loss before income taxes	(306)	(1,999)	(531)	(1,793)
Income tax (benefit) expense	(60)	116	(86)	154
Net loss	$(246)	$(2,115)	$(445)	$(1,947)

Diluted loss per share:	$(0.96)	$(8.19)	$(1.77)	$(7.44)

Fiscal 2021 Highlights

Financial highlights for the second quarter and first six months of fiscal 2021 include the following:

•Revenues for the second quarter and first six months of fiscal 2021 were $4.6 billion and $9.1 billion, respectively, a decrease of 6.1% and 7.0%, respectively, as compared to the second quarter and first six months of fiscal 2020. These decreases were primarily due to prior terminations and price-downs along with customer settlements that were actioned in the quarter. The decrease in revenue for the first six months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020. Refer to the section below captioned "Revenues."
•Net loss and diluted loss per share for the second quarter of fiscal 2021 were $246 million and $0.96, respectively. Net loss decreased by $1,869 million during the second quarter of fiscal 2021 as compared to the same period of the prior fiscal year. The reduction was primarily due to goodwill impairment recognized in the prior year and cost optimization realized in the current year offset by a reduction in revenue previously mentioned and gain on arbitration in the prior year. Refer to the section below captioned "Cost and Expenses." Net loss included the cumulative impact of certain items of $407 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, and tax adjustment. This compares with net loss and diluted loss per share of $2,115 million and $8.19, respectively, for the second quarter of fiscal 2020.
•Net loss and diluted loss per share for the first six months of fiscal 2021 were $445 million and $1.77, respectively. Net loss decreased by $1,502 million during the first six months of fiscal 2021 as compared to the same period of the prior fiscal year. The reduction was primarily due to goodwill impairment recognized in the prior year and cost optimization realized in the current year offset by a reduction in revenue previously mentioned and gain on arbitration in the prior year. Refer to the section below captioned "Cost and Expenses." Net loss included the cumulative impact of certain items of $665 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, pension and other post-retirement benefit ("OPEB") actuarial and settlement losses, and tax adjustment. This compares with net loss and diluted loss per share of $1,947 million and $7.44, respectively, for the first six months of fiscal 2020.
•Our cash and cash equivalents were $3.1 billion as of September 30, 2020.
•We generated $591 million of cash from operations during the first six months of fiscal 2021, as compared to $1,585 million during the first six months of fiscal 2020.

Revenues

	Three Months Ended
(in millions)	September 30, 2020	September 30, 2019	Change	Percentage Change
GBS	$2,242	$2,285	$(43)	(1.9)%
GIS	2,312	2,566	(254)	(9.9)%
Total Revenues	$4,554	$4,851	$(297)	(6.1)%

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	Change	Percentage Change
GBS	$4,416	$4,444	$(28)	(0.6)%
GIS	4,640	5,297	(657)	(12.4)%
Total Revenues	$9,056	$9,741	$(685)	(7.0)%

The decrease in revenues for the second quarter and first six months of fiscal 2021, compared with fiscal 2020 of the same period, reflects prior terminations and price-downs along with customer settlements that were actioned in the quarter. The decrease in revenue for the first six months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020. Revenues for the second quarter included a favorable foreign currency exchange rate impact of 1.6% and an unfavorable foreign currency exchange rate impact of 0.2% for the first six months of fiscal 2021. These impacts were primarily driven by the weakening of the U.S. dollar against the Australian Dollar, Euro, and British Pound during the second quarter of fiscal 2021 and an overall strengthening of the U.S. dollar against those currencies for the first six months of fiscal 2021.

During the second quarter and first six months of fiscal 2021 and fiscal 2020, the distribution of our revenues across geographies was as follows:

Three Months Ended September 30, 2020
2,000
1,750
1,500
1,250
1,000
750
500
250
0
$ (Millions)
United States
United Kingdom
Other Europe
Australia
Other International
Fiscal 2021
Fiscal 2020

Six Months Ended September 30, 2020
$ (Millions)
4,000
3,000
2,000
1,000
0
United States
United Kingdom
Other Europe
Australia
Other International
Fiscal 2021
Fiscal 2020

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

As a global company, approximately 63% of our revenues for the first six months of fiscal 2021 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency September 30, 2020	September 30, 2019	Change	Percentage Change
GBS	$2,207	$2,285	$(78)	(3.4)%
GIS	2,269	2,566	(297)	(11.6)%
Total	$4,476	$4,851	$(375)	(7.7)%

	Six Months Ended
(in millions)	Constant Currency September 30, 2020	September 30, 2019	Change	Percentage Change
GBS	$4,419	$4,444	$(25)	(0.6)%
GIS	4,660	5,297	(637)	(12.0)%
Total	$9,079	$9,741	$(662)	(6.8)%

Global Business Services

Our GBS revenues were $2,242 million in the second quarter and $4,416 million in the first six months of fiscal 2021, a decrease of 1.9% and 0.6%, respectively, compared to the corresponding periods in fiscal 2020. GBS revenue in constant currency decreased 3.4% and 0.6% in the second quarter and first six months of fiscal 2021, respectively, as compared to the corresponding periods in fiscal 2020. The decrease in GBS revenues for the second quarter and first six months of fiscal 2021 were primarily due to prior terminations and price-downs along with customer settlements that we actioned in the quarter. The decrease in revenue for the first six months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020.

For the second quarter and first six months of fiscal 2021, GBS contract awards were $2.4 billion and $5.9 billion, respectively, as compared to $1.9 billion and $4.3 billion in the corresponding periods of fiscal 2020.

Global Infrastructure Services

Our GIS revenues were $2,312 million in the second quarter and $4,640 million in the first six months of fiscal 2021, a decrease of 9.9% and 12.4%, respectively, compared to the corresponding periods in fiscal 2020. GIS revenue in constant currency decreased 11.6% and 12.0% in the second quarter and first six months of fiscal 2021, respectively, as compared to the corresponding periods in fiscal 2020. The decrease in GIS revenues for the second quarter and first six months of fiscal 2021 reflects prior terminations and price-downs along with customer settlements that we actioned in the quarter.

For the second quarter and first six months of fiscal 2021, GIS contract awards were $2.5 billion and $4.3 billion, respectively, as compared to $1.9 billion and $3.7 billion in the corresponding periods of fiscal 2020.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,563	$3,679	78.3%	75.8%	2.5
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	489	11.8	10.1	1.7
Depreciation and amortization	525	467	11.5	9.6	1.9
Goodwill impairment losses	—	2,887	—	59.5	(59.5)
Restructuring costs	265	32	5.8	0.7	5.1
Interest expense	96	104	2.1	2.1	—
Interest income	(25)	(67)	(0.5)	(1.4)	0.9
Gain on arbitration award	—	(632)	—	(13.0)	13.0
Other income, net	(103)	(109)	(2.3)	(2.2)	(0.1)
Total costs and expenses	$4,860	$6,850	106.7%	141.2%	(34.5)

	Six Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,192	$7,301	79.5%	75.0%	4.5
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,078	996	11.9	10.2	1.7
Depreciation and amortization	1,017	937	11.2	9.6	1.6
Goodwill impairment losses	—	2,887	—	29.6	(29.6)
Restructuring costs	337	174	3.7	1.8	1.9
Interest expense	202	195	2.2	2.0	0.2
Interest income	(48)	(97)	(0.5)	(1.0)	0.5
Gain on arbitration award	—	(632)	—	(6.5)	6.5
Other income, net	(191)	(227)	(2.1)	(2.3)	0.2
Total costs and expenses	$9,587	$11,534	105.9%	118.4%	(12.5)

The 34.5 and 12.5 point decrease in total costs and expenses as a percentage of revenue for the second quarter and first six months of fiscal 2021 primarily reflects our goodwill impairment losses incurred during the second quarter and first six months of fiscal 2020 partially offset by gain on arbitration during the same periods in fiscal 2020 that didn’t occur in fiscal 2021.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.6 billion and $7.2 billion for the second quarter and first six months of fiscal 2021, respectively. COS decreased $116 million and $109 million during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to cost optimization savings realized during fiscal 2021. COS as a percentage of revenue increased 2.5 and 4.5 points, respectively, as compared to the same periods of the prior fiscal year. These point increases were driven by a reduction in revenue during the same periods of the previous fiscal year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $539 million and $1,078 million for the second quarter and first six months of fiscal 2021, respectively. SG&A increased $50 million and $82 million during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These increases were driven by higher transaction, separation and integration-related costs and SG&A related to the Luxoft Acquisition, which we acquired during the first quarter of fiscal 2020.

Transaction, separation and integration-related costs of $101 million and $211 million were included in SG&A for the second quarter and first six months of fiscal 2021, respectively, as compared to $53 million and $158 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $200 million and $378 million for the second quarter and first six months of fiscal 2021, respectively. Depreciation expense increased $31 million and $42 million during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. The net increase in depreciation expense for the second quarter and first six months of fiscal 2021 was primarily due to an increase in assets placed into service.

Amortization expense was $325 million and $639 million for the second quarter and first six months of fiscal 2021, respectively. Amortization expense increased $27 million and $38 million during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. The increase in amortization expense was primarily due to an increase in amortization related to software and customer related intangibles.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $2,887 million for the second quarter and first six months of fiscal 2020.The impairment charge was primarily as a result of a decline in market capitalization during the fiscal 2020 second quarter. See Note 11, "Goodwill" for additional information.

Restructuring Costs

During fiscal 2021, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the second quarter and first six months of fiscal 2021, restructuring costs, net of reversals, were $265 million and $337 million, respectively, as compared to $32 million and $174 million during the same periods of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 14 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense was $96 million and $202 million for second quarter and first six months of fiscal 2021, respectively. Interest expense decreased $8 million during the second quarter of fiscal 2021 and increased $7 million during the first six months of fiscal 2021, as compared to the same periods of the prior fiscal year. The decrease during the second quarter of fiscal 2021 was primarily driven by decrease in term loans. The increase during the first six months of fiscal 2021 was primarily driven by increased amounts drawn on our revolving credit facilities partially offset by a decrease in term loans. See the "Capital Resources" caption below and Note 12 - “Debt” for additional information.

Interest income was $25 million and $48 million for second quarter and first six months of fiscal 2021, respectively. Interest income decreased $42 million and $49 million during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily driven by interest income in the second quarter of fiscal year 2020 related to arbitration discussed below under the caption “Gain on Arbitration Award."

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

Other income was $103 million and $191 million for the second quarter and first six months of fiscal 2021, respectively, as compared to $109 million and $227 million during the same periods of the prior fiscal year.

The $6 million decrease in other income, net for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily due to foreign exchange hedging and revaluations offset by a year-over-year increase of $2 million in other gains related to sales of non-operating assets and a year-over-year increase of $2 million in non-service components of net periodic pension income.

The $36 million decrease in other income, net for the first six months of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily due to foreign exchange hedging and revaluations and a year-over-year decrease of $7 million in non-service components of net periodic pension income.

Taxes

Our effective tax rate ("ETR") was 19.6% and (5.8)% for the three months ended September 30, 2020 and September 30, 2019, respectively, and 16.2% and (8.6)% for the six months ended September 30, 2020 and September 30, 2019, respectively. For the three and six months ended September 30, 2020, the primary drivers of the ETR were the global mix of income, foreign tax credits and adjustment of the prior tax provisions due to the filing of tax returns in the U.S and non-U.S. jurisdictions. For the three and six months ended September 30, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to the disallowance of certain legacy CSC foreign restructuring expenses deducted on the U.S. federal tax return for tax year March 31, 2013 and an increase in prior year U.S. federal research and development income tax credits.

Loss Per Share

Diluted loss per share for the second quarter and first six months of fiscal 2021 was $(0.96) and $(1.77), respectively. Diluted loss per share increased $7.23 and $5.67 during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. This increase was due to a reduction of $1,869 million and $1,502 million in net loss for the second quarter and first six months of fiscal 2021, respectively, over the same periods in the prior fiscal year.

Diluted loss per share for the second quarter of fiscal 2021 includes $0.83 per share of restructuring costs, $0.29 per share of transaction, separation and integration-related costs, $0.46 per share of amortization of acquired intangible assets, and $0.01 per share of tax adjustment.

Diluted loss per share for the first six months of fiscal 2021 includes $1.07 per share of restructuring costs, $0.62 per share of transaction, separation and integration-related costs, $0.91 per share of amortization of acquired intangible assets, $0.01 per share of pension and OPEB actuarial and settlement losses, and $0.01 of tax adjustment.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS, constant currency revenues, net debt and net debt-to-total capitalization.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of core operating performance. DXC management believes these non-GAAP measures allow investors to better understand the financial performance of DXC exclusive of the impacts of corporate-wide strategic decisions. DXC management believes that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. DXC management believes the non-GAAP measures provided are also considered important measures by financial analysts covering DXC, as equity research analysts continue to publish estimates and research notes based on our non-GAAP commentary, including our guidance around diluted non-GAAP EPS targets.

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

Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2021 Highlights.”

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	September 30, 2020	September 30, 2019	Change
Loss before income taxes	$(306)	$(1,999)	$1,693
Non-GAAP income before income taxes	$212	$492	$(280)
Net loss	$(246)	$(2,115)	$1,869
Adjusted EBIT	$283	$529	$(246)

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	Change
Loss before income taxes	$(531)	$(1,793)	$1,262
Non-GAAP income before income taxes	$319	$1,083	$(764)
Net loss	$(445)	$(1,947)	$1,502
Adjusted EBIT	$473	$1,181	$(708)

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:
•Restructuring costs - reflects costs, net of reversals, related to workforce optimization and real estate charges.
•Transaction, separation and integration-related (“TSI”) costs - reflects costs to execute on strategic alternatives, costs related to integration, planning, financing and advisory fees associated with the HPES Merger and other acquisitions and costs related to the separation of USPS and other divestitures.(1)
•Amortization of acquired intangible assets - reflects amortization of intangible assets acquired through business combinations.
•Pension and OPEB actuarial and settlement gains and losses - reflects pension and OPEB actuarial and settlement gains and losses.
•Goodwill impairment losses - reflects impairment losses on goodwill.
•Gain on arbitration award - reflects a gain related to the HPES merger arbitration award.
•Tax adjustment - for fiscal 2021 periods, reflects the impact of tax entries related to prior restructuring charges and an adjustment to the tax expense relating to USPS, and for fiscal 2020 periods, reflects the impact of tax entries related to prior restructuring charges. Income tax expense of non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

(1) TSI costs for all periods presented include fees and other expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic alternatives, whether or not announced or consummated.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,563	$—	$—	$—	$—	$3,563
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	539	—	(108)	—	—	431
(Loss) income before income taxes	(306)	265	101	152	—	212
Income tax (benefit) expense	(60)	52	26	35	(2)	51
Net (loss) income	(246)	213	75	117	2	161
Less: net loss attributable to non-controlling interest, net of tax	(2)	—	—	—	—	(2)
Net (loss) income attributable to DXC common stockholders	$(244)	$213	$75	$117	$2	$163

Effective Tax Rate	19.6%					24.1%

Basic EPS	$(0.96)	$0.84	$0.30	$0.46	$0.01	$0.64
Diluted EPS	$(0.96)	$0.83	$0.29	$0.46	$0.01	$0.64

Weighted average common shares outstanding for:
Basic EPS	254.13	254.13	254.13	254.13	254.13	254.13
Diluted EPS	254.13	255.18	255.18	255.18	255.18	255.18

	Six Months Ended September 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,192	$—	$—	$—	$—	$—	$7,192
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,078	—	(218)	—	—	—	860
(Loss) income before income taxes	(531)	337	211	300	2	—	319
Income tax (benefit) expense	(86)	64	54	69	—	(2)	99
Net (loss) income	(445)	273	157	231	2	2	220
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	4
Net (loss) income attributable to DXC common stockholders	$(449)	$273	$157	$231	$2	$2	$216

Effective Tax Rate	16.2%						31.0%

Basic EPS	$(1.77)	$1.08	$0.62	$0.91	$0.01	$0.01	$0.85
Diluted EPS	$(1.77)	$1.07	$0.62	$0.91	$0.01	$0.01	$0.85

Weighted average common shares outstanding for:
Basic EPS	253.88	253.88	253.88	253.88	253.88	253.88	253.88
Diluted EPS	253.88	254.76	254.76	254.76	254.76	254.76	254.76

	Three Months Ended September 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,679	$—	$—	$—	$—	$—	$—	$3,679
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	489	—	(53)	—	—	—	—	$436
(Loss) income before income taxes	(1,999)	32	53	151	2,887	(632)	—	492
Income tax expense (benefit)	116	4	5	34	—	—	(29)	130
Net (loss) income	(2,115)	28	48	117	2,887	(632)	29	362
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net (loss) income attributable to DXC common stockholders	$(2,119)	$28	$48	$117	$2,887	$(632)	$29	$358

Effective Tax Rate	(5.8)%							26.4%

Basic EPS	$(8.19)	$0.11	$0.19	$0.45	$11.16	$(2.44)	$0.11	$1.38
Diluted EPS	$(8.19)	$0.11	$0.18	$0.45	$11.10	$(2.43)	$0.11	$1.38

Weighted average common shares outstanding for:
Basic EPS	258.71	258.71	258.71	258.71	258.71	258.71	258.71	258.71
Diluted EPS	258.71	260.03	260.03	260.03	260.03	260.03	260.03	260.03

	Six Months Ended September 30, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,301	$—	$—	$—	$—	$—	$—	$7,301
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	996	—	(158)	—	—	—	—	$838
(Loss) income before income taxes	(1,793)	174	158	289	2,887	(632)	—	1,083
Income tax expense (benefit)	154	32	27	65	—	—	(29)	249
Net (loss) income	(1,947)	142	131	224	2,887	(632)	29	834
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	9
Net (loss) income attributable to DXC common stockholders	$(1,956)	$142	$131	$224	$2,887	$(632)	$29	$825

Effective Tax Rate	(8.6)%							23.0%

Basic EPS	$(7.44)	$0.54	$0.50	$0.85	$10.98	$(2.40)	$0.11	$3.14
Diluted EPS	$(7.44)	$0.54	$0.50	$0.85	$10.91	$(2.39)	$0.11	$3.12

Weighted average common shares outstanding for:
Basic EPS	262.83	262.83	262.83	262.83	262.83	262.83	262.83	262.83
Diluted EPS	262.83	264.61	264.61	264.61	264.61	264.61	264.61	264.61

A reconciliation of net income to EBIT and adjusted EBIT is as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(246)	$(2,115)	$(445)	$(1,947)
Income tax (benefit) expense	(60)	116	(86)	154
Interest income	(25)	(67)	(48)	(97)
Interest expense	96	104	202	195
EBIT	(235)	(1,962)	(377)	(1,695)
Restructuring costs	265	32	337	174
Transaction, separation and integration-related costs	101	53	211	158
Amortization of acquired intangible assets	152	151	300	289
Pension and OPEB actuarial and settlement losses	—	—	2	—
Goodwill impairment losses	—	2,887	—	2,887
Gain on arbitration award	—	(632)	—	(632)
Adjusted EBIT	$283	$529	$473	$1,181

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2020, our cash and cash equivalents ("cash") was $3.1 billion, of which $1.2 billion was held outside of the U.S. As of March 31, 2020, our cash was $3.7 billion, of which $1.2 billion was held outside of the U.S. A substantial portion of funds can be returned to the U.S. from funds advanced previously to finance our foreign acquisition initiatives. As a result of the Tax Cuts and Jobs Act of 2017, and after the mandatory one-time income inclusion (deemed repatriation) of the historically untaxed earnings of our foreign subsidiaries and current income inclusions for global intangible low taxed income, we expect a significant portion of the cash held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the U.S. However, a portion of this cash may still be subject to foreign and U.S. state income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds not designated as indefinitely reinvested.

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2020	September 30, 2019	Change
Net cash provided by operating activities	$591	$1,585	$(994)
Net cash used in investing activities	(234)	(2,047)	1,813
Net cash (used in) provided by financing activities	(963)	480	(1,443)
Effect of exchange rate changes on cash and cash equivalents	9	(37)	46
Cash classified within current assets held for sale	(3)	—	(3)
Net decrease in cash and cash equivalents	$(600)	$(19)	$(581)
Cash and cash equivalents at beginning-of-year	3,679	2,899
Cash and cash equivalents at the end-of-period	$3,079	$2,880

Operating cash flow

Net cash provided by operating activities during the first six months of fiscal 2021 was $591 million as compared to $1,585 million during the comparable period of the prior fiscal year. The decrease of $994 million was due to a decrease in net income, net of adjustments of $1,244 million, partially offset by a decrease in working capital cash outflows of $250 million. Net loss, net of adjustments include cash received on arbitration award of $668 million in the prior fiscal year.

Investing cash flow

Net cash used in investing activities during the first six months of fiscal 2021 was $234 million as compared to $2,047 million during the comparable period of the prior fiscal year. The decrease in cash used of $1,813 million was primarily due to a decrease in cash paid for acquisitions of $1,911 million, short-term investing of $75 million during fiscal 2020 that didn’t occur during fiscal 2021, and a decrease in purchases of property and equipment of $36 million. This was partially offset by a decrease in cash collections related to deferred purchase price receivable of $212 million.

Financing cash flow

Net cash (used in) provided by financing activities during the first six months of fiscal 2021 was $(963) million as compared to $480 million during the comparable period of the prior fiscal year. The $1,443 million increase in cash used was primarily due to a decrease in borrowings on term loans and other long-term debt of $1,205 million, repayments of borrowings under lines of credit of $2,750 million, and an increase in payments on long-term debt of $957 million. This was partially offset by borrowings under lines of credit of $2,500 million, absence of common stock repurchases and advance payment for accelerated share repurchase of $650 million in fiscal 2020, and an increase of commercial paper borrowings, net of repayments of $309 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt	$1,622	$1,276
Long-term debt, net of current maturities	8,046	8,672
Total debt	$9,668	$9,948

The $0.3 billion decrease in total debt during the first six months of fiscal 2021 was primarily attributed to the prepayment of our term loan facilities of €500 million of Euro Term Loan due fiscal 2023, £450 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025, offset by the issuance of new senior notes with an aggregate principal of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024 and (ii) $500 million of 4.13% Senior Notes due fiscal 2026.

During the first quarter of fiscal 2021, we applied for and were confirmed eligible to participate in the Bank of England’s (“BOE”) COVID Corporate Funding Facility, a BOE program that provides term liquidity funding to investment grade corporate issuers with significant operations in the UK, in order to stabilize and facilitate continued access to sterling commercial paper markets. At our option, we can borrow up to a maximum of €1 billion or its equivalent in Euro, British Pound and U.S. dollar. On June 15, 2020, DXC Capital Funding DAC (previously named DXC Capital Funding Limited), an indirect subsidiary of the Company, issued £600 million in commercial paper maturing May 2021 under its existing €1.0 billion commercial paper program via direct sale to the BOE.

During the first six months of fiscal 2021, we borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement and repaid $2.75 billion on the same. The purpose of the borrowing was to mitigate our reliance on volatile short-term commercial paper markets and to strengthen our cash and liquidity position given the uncertainties related to COVID-19 pandemic and its potential impact on our clients and our business. The credit facility repayment resulted from accessing other liquidity resources. The repaid credit facility amounts became available under the revolving credit facility for redraw at the request of the Company. Subsequent to September 30, 2020, we repaid the entire $1.25 billion outstanding on our credit facility, making the entire $4.0 billion available for redraw at the request of the Company.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2020 and September 30, 2019.

The debt maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to September 30, 2020, and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. See Note 12 - "Debt" for more information.

Debt Maturity
$ (Millions)
$1
$400
$823
$1,343
$2,432
$1,262
$0
$500
$0
$234
21
22
23
24
25
26
27
28
29
30
Fiscal year maturity
Term Loans and Drawn Credit Facility
Notes

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2020	March 31, 2020
Total debt	$9,668	$9,948
Cash and cash equivalents	3,079	3,679
Net debt(1)	$6,589	$6,269

Total debt	$9,668	$9,948
Equity	4,751	5,129
Total capitalization	$14,419	$15,077

Debt-to-total capitalization	67.1%	66.0%
Net debt-to-total capitalization(1)	45.7%	41.6%

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

The following table summarizes our total liquidity:

As of
(in millions)	September 30, 2020
Cash and cash equivalents	$3,079
Available borrowings under our revolving credit facility	2,750
Total liquidity	$5,829

In October 2020 subsequent to the end of the current quarter, the company used the proceeds from the sale of HHS Business to prepay the following debt: $1,250 million of Revolver Credit Facility, £600 million of GBP commercial paper, €350 million of Euro Term Loan due fiscal 2024, $381 million of USD Term loan due fiscal 2025, A$500 million of AUD Term Loan due fiscal 2022, and €250 million of Euro Term Loan due fiscal 2022 and 2023.

The debt maturity chart below summarizes the future maturities of long-term debt principal taking into effect of prepayments as mentioned above for fiscal years subsequent to November 5, 2020 and excludes maturities of borrowings for assets acquired under long-term financing and capitalized lease liabilities.

Subsequent Debt Maturity
$ (Millions)
$1
$3
$541
$938
$823
$1,262
$0
$500
$0
$234
21
22
23
24
25
26
27
28
29
30
Fiscal year maturity
Term Loans
Notes

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. There were no share repurchases during the second quarter ended September 30, 2020.

Dividends

To enhance our financial flexibility we elected to suspend payment of quarterly dividends.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in Note 6 - "Receivables" and Note 21 - "Commitments and Contingencies" to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the new senior notes with an aggregate principal amount of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024; and (ii) $500 million of 4.13% Senior Notes due fiscal 2026; and repayment of term loan facilities consisting of (i) €500 million of Euro Term Loan due fiscal 2023, (ii) £450 million of GBP Term Loan due fiscal 2022, (iii) A$300 million of AUD Term Loan due fiscal 2022, and (iv) $100 million of USD Term Loan due fiscal 2025 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2020. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended September 30, 2020, there were no changes to our accounting estimates from those described in our fiscal 2020 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies."

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of the material weakness in our internal control over financial reporting described below.

Control Activities

As previously disclosed during the third quarter of fiscal 2020, Management concluded there was a material weakness in internal controls over financial reporting related to the design and implementation of effective control activities based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). These control deficiencies constituted a material weakness in the aggregate related to reassessing policies and procedures, to determine their continued relevance, as impacted by complex transactions and processes.

Deficiencies that contributed to the aggregation included:

•Management did not reassess in a timely manner the control activities related to goodwill impairment upon adoption of ASU 2017-04 which resulted in an immaterial out of period adjustment between quarters within fiscal 2020 related to the tax effect of the impairment recognized.
•Management did not reassess the control and procedures related to the balance sheet classification of deferred revenue following a large and complex acquisition which resulted in an immaterial out of period adjustment to the balance sheets during the third quarter ended December 31, 2019.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of September 30, 2020.

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

The following activities are designed as part of this remediation plan:

•Appointment of a new advisor reporting directly to our Chief Financial Officer with the appropriate level of knowledge and experience to help develop and execute the remediation plan.
•Enhance periodic reviews by management and review existing documentation to determine if policies, procedures, and related control activities have continued relevance or need updating due to changes within the organization with a specific focus on the areas identified by the root cause analysis.
•Align the Sarbanes-Oxley Act (“SOX") compliance function under the newly appointed Chief Risk Officer.
•Establish periodic reporting of the remediation plan progress to the Audit Committee.
•Expand SOX training and implementation of succession planning for SOX control owners.

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

As we continue to improve the effectiveness of our internal control over financial reporting, we may supplement our remediation activities as our work progresses where appropriate. Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable. However, due to the nature of the work and subsequent testing required to conclude that a material weakness no longer exists, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended September 30, 2020.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. Apart from the risk factors disclosed below, there have been no material changes in the three months ended September 30, 2020 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which are hereby incorporated by reference herein other than the updated risk factors below. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future.

Risks Relating to Our Business

Our inability to procure third-party license required for the operation of our products and service offerings may result in decreased revenue or increased costs.

Many of our products and service offerings depends on the continued performance and availability of software licensed from third-party vendors under our contractual arrangements. Because of the nature of these licenses and arrangements, we cannot assure you that we would be able to retain all of these intellectual property rights upon renewal, expiration or termination of such licenses or that we will be able to procure, renew or extend such licenses on commercially reasonable terms which may result in increased costs. Certain of our licenses are concentrated in one or more third-party licensors where multiple licenses are up for renewal at the same time, which could decrease our ability to negotiate reasonable license fees and could result in our loss of rights under such licenses.

Risks Related to the proposed sale of the healthcare provider software business to Dedalus

The sale of the healthcare provider software business is contingent upon the satisfaction of a number of conditions, and the transaction may not be consummated on the terms or timeline currently contemplated, or at all.

On July 17, 2020, we entered into a Purchase Agreement with Dedalus. Pursuant to the Purchase Agreement, Dedalus will acquire DXC’s healthcare provider software business for total cash consideration of approximately €459.4 million (approximately $525 million) (the “HPS Sale”). We currently expect the transaction to close by March 2021 and plan to use the after-tax proceeds from the HPS Sale to repay outstanding indebtedness.

The closing of the HPS Sale is subject to certain conditions, including (i) receipt of certain regulatory consents, (ii) the absence of any injunction or other order from a governmental authority that prevents the closing, and (iii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, the other party. In addition, the closing of the HPS sale is subject to certain conditions for the benefit of Dedalus, including (a) the absence of a material adverse effect on the business or the ability of DXC to consummate the transaction and (b) receipt of certain customer consents. For these and other reasons, the HPS Sale may not be completed by the end of March 2021 or otherwise on the terms or timeline contemplated, if at all. In the event that the HPS Sale is not completed, we will not be able to use the after-tax sale proceeds to repay outstanding indebtedness, which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

The proposed transaction may result in disruptions to relationships with customers and other business partners or may not achieve the intended results.

If we complete the proposed HPS Sale, there can be no assurance that we will be able to realize the intended benefits of the transaction. Specifically, the proposed HPS Sale could cause disruptions in our remaining businesses, including by disrupting operations or causing customers to delay or to defer decisions or to end their relationships, or otherwise limiting the ability to compete for or perform certain contracts or services. Other challenges and risks to our remaining businesses include the potential loss of key suppliers, vendors and other key business partners; declining employee morale and employee retention issues; difficulty in making new and strategic hires of new employees; the need to separate operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel, and the inefficiencies and lack of control that may result if such separation is delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result. Other challenges and risks to our remaining businesses include the potential loss of key suppliers, vendors and other key business partners; declining employee morale and employee retention issues; difficulty in making new and strategic hires of new employees; the need to separate operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel, and the inefficiencies and lack of control that may result if such separation is delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result. Any of the foregoing could adversely affect our remaining businesses, the financial condition of such businesses and their results of operations and prospects. The HPS business is accounted for as part of the GBS segment.

The actions required to implement the HPS Sale will take significant management time and attention and will require us to incur significant costs.

The HPS Sale will require significant amounts of management’s time and resources, which will be in addition to and may divert management’s time and attention from the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we will incur costs in connection with the HPS Sale. These costs must be paid regardless of whether the HPS Sale is consummated.

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

There was no share repurchase activity during the three months and six months ended September 30, 2020.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Tenth Amendment to the Receivables Purchase Agreement dated as of August 10, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (filed herewith)

10.2
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (filed herewith)

10.3*	Separation Agreement for Paul N. Saleh
31.1**	Section 302 Certification of the Chief Executive Officer
31.2**	Section 302 Certification of the Chief Financial Officer
32.1***	Section 906 Certification of Chief Executive Officer
32.2***	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    * Management contract or compensatory plan or agreement
    ** Filed herewith
    *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 5, 2020	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Interim CFO, Senior Vice President, Corporate Controller Principal Accounting Officer