Form 10-Q
period 2020-12-31
DXC Technology Co
filed 2021-02-05
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
       ☐ Yes  ☒   No

254,593,993 shares of common stock, par value $0.01 per share, were outstanding on January 29, 2021.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2020 and December 31, 2019 (unaudited)	2

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended December 31, 2020 and December 31, 2020 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and December 31, 2019 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2020 and December 31, 2019 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Recent Accounting Pronouncements	10
Note 3–Acquisitions	11
Note 4–Divestitures	12
Note 5–Earnings (Loss) Per Share	14
Note 6–Receivables	14
Note 7–Leases	17
Note 8–Fair Value	20
Note 9–Derivative and Hedging Activities	22
Note 10–Intangible Assets	25
Note 11–Goodwill	26
Note 12–Debt	27
Note 13–Revenue	28
Note 14–Restructuring Costs	30
Note 15–Pension and Other Benefit Plans	32
Note 16–Income Taxes	34
Note 17–Stockholders' Equity	35
Note 18–Stock Incentive Plans	36
Note 19–Cash Flows	38
Note 20–Segment Information	39
Note 21–Commitments and Contingencies	42

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenues	$4,288	$5,021	$13,344	$14,762

Costs of services (excludes depreciation and amortization and restructuring costs)	3,333	3,827	10,525	11,128
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	517	518	1,595	1,514
Depreciation and amortization	475	479	1,492	1,416
Goodwill impairment losses	—	53	—	2,940
Restructuring costs	104	74	441	248
Interest expense	82	93	284	288
Interest income	(28)	(33)	(76)	(130)
Gain on disposition of businesses	(2,046)	—	(2,046)	—
Gain on arbitration award	—	—	—	(632)
Other income, net	(127)	(117)	(318)	(344)
Total costs and expenses	2,310	4,894	11,897	16,428

Income (loss) before income taxes	1,978	127	1,447	(1,666)
Income tax expense	875	37	789	191
Net income (loss)	1,103	90	658	(1,857)
Less: net income attributable to non-controlling interest, net of tax	5	8	9	17
Net income (loss) attributable to DXC common stockholders	$1,098	$82	$649	$(1,874)

Earnings (loss) per common share:
Basic	$4.32	$0.32	$2.55	$(7.20)
Diluted	$4.29	$0.32	$2.54	$(7.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net income (loss)	$1,103	$90	$658	$(1,857)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	170	293	200	87
Cash flow hedges adjustments, net of tax (2)	—	(8)	18	(6)
Available-for-sale securities, net of tax (3)	(11)	—	(6)	2
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	(1)	—	(1)	—
Amortization of prior service cost, net of tax (5)	(2)	(2)	(12)	(6)
Pension and other post-retirement benefit plans, net of tax	(3)	(2)	(13)	(6)
Other comprehensive income, net of taxes	156	283	199	77
Comprehensive income (loss)	1,259	373	857	(1,780)
Less: comprehensive income attributable to non-controlling interest	6	39	12	26
Comprehensive income (loss) attributable to DXC common stockholders	$1,253	$334	$845	$(1,806)

(1) Tax benefit related to foreign currency translation adjustments was $9 and $31 for the three and nine months ended December 31, 2020, respectively, and $15 and $2 for the three and nine months ended December 31, 2019, respectively.
(2) Tax expense related to cash flow hedge adjustments was $0 and $6 for the three and nine months ended December 31, 2020, respectively. Tax benefit related to cash flow hedge adjustments was $1 and $1 for the three and nine months ended December 31, 2019, respectively.
(3) Tax benefit related to available-for-sale securities was $4 for the three and nine months ended December 31, 2020. Tax expense related to available-for-sale securities was $0 and $1 for the three and nine months ended December 31, 2019, respectively.
(4) There was no tax benefit related to prior service costs during the three and nine months ended December 31, 2020 and December 31, 2019, respectively.
(5) Tax benefit related to amortization of prior service costs was $1 and $3 for the three and nine months ended December 31, 2020, respectively, and $0 and $1 for the three and nine months ended December 31, 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,919	$3,679
Receivables and contract assets, net of allowance of $199 and $74	4,130	4,392
Prepaid expenses	586	646
Other current assets	470	270
Total current assets	9,105	8,987

Intangible assets, net of accumulated amortization of $4,545 and $4,347	4,019	5,731
Operating right-of-use assets, net	1,459	1,428
Goodwill	736	2,017
Deferred income taxes, net	315	265
Property and equipment, net of accumulated depreciation of $4,295 and $3,818	3,321	3,547
Other assets	4,679	4,031
Total Assets	$23,634	$26,006

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$795	$1,276
Accounts payable	852	1,598
Accrued payroll and related costs	741	630
Current operating lease liabilities	450	482
Accrued expenses and other current liabilities	3,285	2,801
Deferred revenue and advance contract payments	1,102	1,021
Income taxes payable	1,045	87
Total current liabilities	8,270	7,895

Long-term debt, net of current maturities	5,444	8,672
Non-current deferred revenue	666	735
Non-current operating lease liabilities	1,113	1,063
Non-current income tax liabilities and deferred tax liabilities	792	1,157
Other long-term liabilities	1,354	1,355
Total Liabilities	17,639	20,877

Commitments and contingencies

DXC stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2020 and March 31, 2020	—	—
Common stock, par value $.01 per share, 750,000,000 shares authorized, 256,800,719 issued as of December 31, 2020 and 255,674,040 issued as of March 31, 2020	3	3
Additional paid-in capital	10,748	10,714
Accumulated deficit	(4,533)	(5,177)
Accumulated other comprehensive loss	(407)	(603)
Treasury stock, at cost, 2,410,917 and 2,148,708 shares as of December 31, 2020 and March 31, 2020	(156)	(152)
Total DXC stockholders’ equity	5,655	4,785
Non-controlling interest in subsidiaries	340	344
Total Equity	5,995	5,129
Total Liabilities and Equity	$23,634	$26,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$658	$(1,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,506	1,429
Goodwill impairment losses	—	2,940
Operating right-of-use expense	463	506
Pension and other post-employment benefits, actuarial and settlement losses	2	—
Share-based compensation	42	57
Deferred taxes	(319)	(28)
(Gain) loss on dispositions	(2,023)	6
Provision for losses on accounts receivable	52	—
Unrealized foreign currency exchange (gain) loss	(60)	14
Impairment losses and contract write-offs	68	20
Other non-cash charges, net	(2)	(13)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	88	141
Decrease in operating lease liability	(463)	(506)
Increase (decrease) in other liabilities	392	(647)
Net cash provided by operating activities	404	2,062

Cash flows from investing activities:
Purchases of property and equipment	(215)	(240)
Payments for transition and transformation contract costs	(189)	(220)
Software purchased and developed	(209)	(178)
Payments for acquisitions, net of cash acquired	(10)	(1,997)
Business dispositions	4,942	—
Cash collections related to deferred purchase price receivable	159	513
Proceeds from sale of assets	27	55
Short-term investing	—	(75)
Other investing activities, net	(5)	20
Net cash provided by (used in) investing activities	4,500	(2,122)

Cash flows from financing activities:
Borrowings of commercial paper	854	4,010
Repayments of commercial paper	(1,327)	(3,893)
Borrowings under lines of credit	2,500	—
Repayment of borrowings under lines of credit	(4,000)	—
Borrowings on long-term debt, net of discount	993	2,198
Principal payments on long-term debt	(2,926)	(1,029)
Payments on finance leases and borrowings for asset financing	(694)	(646)
Proceeds from stock options and other common stock transactions	1	11
Taxes paid related to net share settlements of share-based compensation awards	(5)	(15)
Repurchase of common stock and advance payment for accelerated share repurchase	—	(736)
Dividend payments	(53)	(161)
Other financing activities, net	(14)	(44)
Net cash used in financing activities	(4,671)	(305)
Effect of exchange rate changes on cash and cash equivalents	20	26
Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	253	(339)
Less: cash classified within current assets held for sale	(13)	—
Net increase (decrease) in cash and cash equivalents	240	(339)
Cash and cash equivalents at beginning of year	3,679	2,899
Cash and cash equivalents at end of period	$3,919	$2,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751
Net income				1,098			1,098	5	1,103
Other comprehensive income					155		155	1	156
Share-based compensation expense			1				1		1
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	279		1				1		1
Non-controlling interest distributions and other							—	(16)	(16)
Balance at December 31, 2020	256,801	$3	$10,748	$(4,533)	$(407)	$(156)	$5,655	$340	$5,995

	Three Months Ended December 31, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2019	257,626	$3	$10,793	$(1,668)	$(428)	$(150)	$8,550	$320	$8,870
Net income				82			82	8	90
Other comprehensive income					252		252	31	283
Share-based compensation expense			6				6		6
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(2,354)		(98)	12			(86)		(86)
Stock option exercises and other common stock transactions	334						—		—
Dividends declared ($0.21 per share)				(54)			(54)		(54)
Non-controlling interest distributions and other							—	(7)	(7)
Balance at December 31, 2019	255,606	$3	$10,701	$(1,628)	$(176)	$(151)	$8,749	$352	$9,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Nine Months Ended December 31, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net income				649			649	9	658
Other comprehensive income					196		196	3	199
Share-based compensation expense			33				33		33
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	1,127		1				1		1
Non-controlling interest distributions and other				(1)			(1)	(16)	(17)
Balance at December 31, 2020	256,801	$3	$10,748	$(4,533)	$(407)	$(156)	$5,655	$340	$5,995

	Nine Months Ended December 31, 2019
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(1,874)			(1,874)	17	(1,857)
Other comprehensive income					68		68	9	77
Share-based compensation expense			55				55		55
Acquisition of treasury stock						(15)	(15)		(15)
Share repurchase program	(15,934)		(669)	(67)			(736)		(736)
Stock option exercises and other common stock transactions	1,326		14				14		14
Dividends declared ($0.63 per share)				(165)			(165)		(165)
Non-controlling interest distributions and other							—	3	3
Balance at December 31, 2019	255,606	$3	$10,701	$(1,628)	$(176)	$(151)	$8,749	$352	$9,101

    (1) 2,410,917 treasury shares as of December 31, 2020.

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

HHS Sale

On October 1, 2020, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital") to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5.0 billion, subject to net working capital adjustments and assumed liabilities. See Note 4 - Divestitures for further information.

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) as the "statements of comprehensive income," (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

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

Allowance for Credit Losses

Effective April 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” using the modified retrospective method. Refer to Note 2 - "Recent Accounting Pronouncements" and Note 6 - "Receivables" for further discussion of the impact of adoption and other required disclosures. The amendments in this update changed the guidance for credit losses to an expected loss model rather than an incurred loss model. Financial assets subject to impairment under an expected credit loss model include billed and unbilled receivables, other receivables, and contract assets. Certain off-balance sheet arrangements, such as financial guarantees associated with receivables securitization facilities, are also subject to the guidance of ASU 2016-13.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

During the nine months ended December 31, 2020, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

Other recently issued ASUs effective after December 31, 2020 are not expected to have a material effect on DXC's consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 3 - Acquisitions

Fiscal 2020 Acquisitions
Luxoft Acquisition

On June 14, 2019, DXC completed the acquisition of Luxoft, a digital service provider whose offerings encompass strategic consulting, custom software development services, and digital solution engineering for total consideration of $2.0 billion. In return, DXC received all of Luxoft's issued and outstanding Class A and Class B ordinary shares. The acquisition will combine Luxoft’s digital engineering capabilities with DXC’s expertise in IT modernization and integration. The purchase agreement (“Merger Agreement”) was entered into by DXC and Luxoft on January 6, 2019 and the transaction was closed on June 14, 2019 (the "acquisition date.")

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

Note 4 - Divestitures

HHS Sale

On October 1, 2020, DXC completed the sale of its HHS Business to Veritas Capital. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business for a total enterprise value of $5.0 billion (including $85 million related to future services to be provided by the Company). As part of the sale of the HHS business, $272 million of repurchased receivables, previously sold under the Milano Receivables Facility ("Milano Facility') (see Note 6 - "Receivables" to the financial statements), $12 million of prepaid maintenance, and $48 million of software licenses transferred to the HHS Business. DXC made payment for these assets during the third quarter of fiscal 2021.The repurchase of receivables and payment on prepaid maintenance are reported as operating cash outflows, and the payment for software license is considered an investing cash outflow. The HHS Sale resulted in a pre-tax gain on sale of $2,041 million, net of closing costs. The sale price is subject to adjustment based on changes in actual closing net working capital. Final potential working capital adjustments are pending. The sale was not subject to any financing condition or shareholder approval.

Approximately $3.5 billion of the sale proceeds were used to prepay $1,250 million of Revolver Credit Facility, £600 million of GBP commercial paper (approximately $772 million), and the following term loan facilities: €350 million of Euro Term Loan due fiscal 2024 (approximately $410 million), $381 million of USD Term loan due fiscal 2025, A$500 million of AUD Term Loan due fiscal 2022 (approximately $358 million), and €250 million of Euro Term Loan due fiscal 2022 and 2023 (approximately $292 million). See Note 12 - "Debt" to the financial statements.

Following the transaction close, DXC retains its remaining healthcare practice, relating to the pending HPS sale.

DXC's post-divesture relationship with the HHS Business is governed by the Purchase Agreement, which provides for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and the HHS Business attributable to periods prior to, at and after divestment. In addition, DXC and the HHS Business have service and commercial contracts that generally extend through fiscal 2023.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2020, the divestment of the HHS Business, reported as part of the GBS segment, met the requirements for presentation as assets held for sale under GAAP. However, it did not meet the requirements for presentation as discontinued operations as it did not represent a strategic shift that would have a major effect on DXC's operations and financial results and is included in income from continuing operations for the nine months ended December 31, 2020 and 2019 prior to its sale closing date.

The following is a summary of the assets and liabilities distributed as part of the HHS Sale on October 1, 2020:

(in millions)
Assets:
Cash and cash equivalents	$8
Accounts receivable, net	295
Prepaid expenses	39
Other current assets	2
Total current assets	344
Intangible assets, net	1,308
Operating right-of-use assets, net	74
Goodwill	1,354
Property and equipment, net	46
Other assets	54
Total non-current assets	2,836
Total assets	$3,180

Liabilities:
Accounts payable	$79
Accrued payroll and related costs	13
Current operating lease liabilities	27
Accrued expenses and other current liabilities	36
Deferred revenue and advance contract payments	20
Total current liabilities	175
Non-current deferred revenue	32
Long-term operating lease liabilities	48
Other long term liabilities	2
Total long-term liabilities	82
Total liabilities	$257

During the third quarter of fiscal 2021, the Company sold an insignificant business that resulted in a gain of $5 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5 - Earnings (Loss) per Share

Basic earnings per share ("EPS") is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net income (loss) attributable to DXC common shareholders:	$1,098	$82	$649	$(1,874)

Common share information:
Weighted average common shares outstanding for basic EPS	254.32	255.09	254.03	260.24
Dilutive effect of stock options and equity awards	1.43	0.96	1.17	—
Weighted average common shares outstanding for diluted EPS	255.75	256.05	255.20	260.24

Earnings (loss) per share:
Basic	$4.32	$0.32	$2.55	$(7.20)
Diluted	$4.29	$0.32	$2.54	$(7.20)

The following share-based equity awards were excluded from the computation of diluted EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Stock Options	1,519,611	621,028	1,582,568	818,490
Restricted Stock Units	1,418,752	2,125,734	1,628,968	2,116,898
Performance-based Restricted Stock Units	836,866	—	723,754	351,410

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 6 - Receivables

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of December 31, 2020, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, certain of the Company's subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2021, Receivables SPV amended the Receivables Facility (the "Amendment") to decrease the facility limit from $600 million to $500 million and extend the termination date to August 5, 2021. For the nine months ended December 31, 2020, there is no deferred purchase price ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. DPPs were previously realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2020, the total availability under the Receivables Facility was $403 million, and the amount sold to the Purchasers was $407 million, which was derecognized from the Company's balance sheet. As of December 31, 2020, the Company recorded a $4 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability. The Receivables Facility is scheduled to terminate on August 5, 2021, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from the sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balance of the DPP for the Receivables Facility:

(in millions)	As of and for the Nine Months Ended
December 31, 2019
Beginning balance	$574
Transfers of receivables	1,214
Collections	(1,265)
Change in funding availability	2
Facility amendments	(525)
Ending balance	$—

Milano Receivables Facility

On October 1, 2020, and in connection with the consummation of the sale of the HHS Business, and at the direction of the purchaser of the HHS Business, the Milano Facility was terminated. For more information, refer to Note 4 - "Divestitures."

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
German Receivables Facility

On October 1, 2019, the Company executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of December 31, 2020, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The DE Receivables Facility has a facility limit of €150 million (approximately $175 million as of December 31, 2020). Under the DE Receivables Facility, certain of the Company's subsidiaries organized in Germany (the "DE Sellers") sell accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables SPV"), a trust-owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sells certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility ("DE Amendment"). Under the terms of the amended DE Receivables Facility, there is no longer any DPP for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the DE Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the DE Amendment was executed. Upon execution of the DE Amendment, the DE Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 19 - "Cash Flows."

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2020, the total availability under the DE Receivables Facility was approximately $123 million, and the amount sold to the DE Purchasers was $136 million, which was derecognized from the Company's balance sheet. As of December 31, 2020, the Company recorded a $13 million liability within accounts payable because the amount of cash proceeds received by the Company under the DE Receivables Facility was more than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2021, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP for the DE Receivables Facility:

(in millions)	As of and for the Nine Months Ended December 31, 2020
Beginning balance	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Allowance

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in the allowance for doubtful accounts for trade accounts receivable:

(in millions)	As of and for the Nine Months Ended
December 31, 2020
Beginning balance	$74
Impact of adoption of the Credit Loss Standard	4
Provisions for losses on accounts receivable	52
Other adjustments to allowance and write-off's	69
Ending balance	$199

Note 7 - Leases

The Company has operating and finance leases for data centers, corporate offices, retail stores and certain equipment. Its leases have remaining lease terms of one to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating lease cost	$156	$166	$463	$506
Short-term lease cost	14	17	40	41
Variable lease cost	17	9	40	35
Sublease income	(10)	(9)	(32)	(28)
Total operating costs	$177	$183	$511	$554

Finance lease cost:
Amortization of right-of-use assets	$107	$90	$322	$339
Interest on lease liabilities	10	16	35	50
Total finance lease cost	$117	$106	$357	$389

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 19 - "Cash Flows."

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of:
Operating cash flows used in operating leases	$463	$506
Operating cash flows used in finance leases	$35	$50
Financing cash flows used in finance leases	$430	$436

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2020	March 31, 2020
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,459	$1,428
ROU finance lease assets	Property and Equipment, net	971	1,220
Total		$2,430	$2,648

Liabilities:
Current
Operating lease	Current operating lease liabilities	$450	$482
Finance lease	Short-term debt and current maturities of long-term debt	431	444
Total		$881	$926

Non-current
Operating lease	Non-current operating lease liabilities	$1,113	$1,063
Finance lease	Long-term debt, net of current maturities	545	602
Total		$1,658	$1,665

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	As of
	December 31, 2020	March 31, 2020
Weighted Average remaining lease term:	Years
Operating leases	4.8	4.8
Finance leases	2.7	2.7

Weighted average remaining discount rate:	Rate
Operating leases	4.0%	4.0%
Finance leases	3.8%	6.4%

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of December 31, 2020:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
Remainder of 2021	$117	$15	$128
2022	412	42	419
2023	337	24	275
2024	262	11	139
2025	192	5	48
Thereafter	297	3	6
Total lease payments	1,617	100	1,015
Less: imputed interest	(151)	(3)	(39)
Total payments	$1,466	$97	$976

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 8 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis excluding pension assets and derivative assets and liabilities. See Note 9 - "Derivative and Hedging Activities" for information about the fair value of the Company's derivative assets and liabilities. There were no transfers among any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	December 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$262	$262	$—	$—
U.S. treasury bills(1)	250	250	—	—
Time deposits(1)	349	349	—	—
Other debt securities(2)	62	—	59	3
Total assets	$923	$861	$59	$3

Liabilities:
Contingent consideration	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40

	March 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$156	$156	$—	$—
Time deposits(1)	595	595	—	—
Other debt securities(2)	51	—	48	3
Deferred purchase price receivable	103	—	—	103
Total assets	$905	$751	$48	$106

Liabilities:
Contingent consideration	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other debt securities include available-for-sale investments with Level 2 inputs with cost bases of $59 million and $37 million, and unrealized gains of $0 million and $11 million, as of December 31, 2020 and March 31, 2020, respectively. During the quarter, previously held investments were sold and the proceeds were used to purchase new investments. The gain of $17 million from the sale was included in other income, net.

The fair value of money market funds, money market deposit accounts, U.S. Treasury bills with less than three months maturity and time deposits, included in cash and cash equivalents are based on quoted market prices. The fair value of other debt securities included in other long-term assets is based on actual market prices. The fair value of the DPPs included in receivables, net is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration included in other liabilities is based on contractually defined targets of financial performance in connection with earn outs and other considerations.

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

The Company estimates the fair value of its long-term debt primarily by using quoted prices obtained from third-party providers such as Bloomberg and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $5.5 billion and $8.2 billion as of December 31, 2020 and March 31, 2020, respectively as compared with carrying value of $5.2 billion and $8.4 billion as of December 31, 2020 and March 31, 2020, respectively. Long-term debt excluding finance lease liabilities is classified as Level 1 or Level 2 within the fair value hierarchy.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2020 and March 31, 2020 were $507 million and $455 million, respectively. As of December 31, 2020, the related forecasted transactions extend through March 2023.

For the three and nine months ended December 31, 2020 and December 31, 2019, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and nine months ended December 31, 2020 and December 31, 2019, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2020, $2 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in income from operation was $0 million and $(6) million for the three and nine months ended December 31, 2020, respectively. The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income was $0 million and $18 million for the three and nine months ended December 31, 2020, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amounts of the foreign currency forward contracts outstanding as of December 31, 2020 and March 31, 2020 were $1.7 billion and $2.2 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended		For the Nine Months Ended
(in millions)	Statement of Operations Line Item	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Foreign currency forward contracts	Other expense (income), net	$16	$1	$74	$(21)

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	December 31, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$9	$—
Total fair value of derivatives designated for hedge accounting		$9	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$6	$16
Total fair value of derivatives not designated for hedge accounting		$6	$16

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	December 31, 2020	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$20
Total fair value of derivatives designated for hedge accounting:		$5	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$17	$12
Total fair value of derivatives not designated for hedge accounting		$17	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2020, there were seven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is not material.

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

Net Investment Hedges

DXC seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations with foreign currency-denominated debt. For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income when such net investments are sold or substantially liquidated.

As of December 31, 2020, DXC had $800 million of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. As of March 31, 2020, DXC had $1.9 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2020, the pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $(36) million and $(125) million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 10 - Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,001	$2,891	$1,110
Customer related intangible assets	4,296	1,606	2,690
Other intangible assets	267	48	219
Total intangible assets	$8,564	$4,545	$4,019

	As of March 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,048	$2,614	$1,434
Customer related intangible assets	5,795	1,697	4,098
Other intangible assets	235	36	199
Total intangible assets	$10,078	$4,347	$5,731

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Intangible asset amortization	$224	$272	$735	$747
Transition and transformation contract cost amortization(1)	66	71	194	197
Total amortization expense	$290	$343	$929	$944

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of December 31, 2020 is as follows:

Fiscal Year	(in millions)
Remainder of 2021	$236
2022	$821
2023	$740
2024	$650
2025	$535

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 - Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2020.

(in millions)	GBS	GIS	Total
Goodwill, gross	$6,507	$5,066	$11,573
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2020, net	$2,017	$—	$2,017

Acquisition related adjustments	18	—	18
Divestitures	(1,355)	—	(1,355)
Assets held for sale	(4)	—	(4)
Foreign currency translation	60	—	60

Goodwill, gross	5,226	5,066	10,292
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of December 31, 2020, net	$736	$—	$736

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

The Company's annual goodwill impairment analysis, which was performed qualitatively during the three months ended September 30, 2020, did not result in an impairment charge.

At the end of the third quarter of fiscal 2021, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its GBS reporting unit below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.22)% - 0.44%	2021 - 2022	$112	$542
Current maturities of long-term debt	Various	2021 - 2022	252	290
Current maturities of finance lease liabilities	0.62% - 18.47%	2021 - 2022	431	444
Short-term debt and current maturities of long-term debt			$795	$1,276

Long-term debt, net of current maturities
AUD term loan	0.94% - 0.96%	2022	—	489
GBP term loan	0.88% - 1.46%	2022	—	556
EUR term loan	0.65%	2022 - 2023	—	822
EUR term loan	0.80%(2)	2023 - 2024	488	821
USD term loan	1.40% - 2.24%	2025	—	480
$274 million Senior notes	4.45%	2023	276	276
$171 million Senior notes	4.45%	2023	172	172
$500 million Senior notes	4.25%	2025	504	505
$500 million Senior notes	4.00%	2024	497	—
$500 million Senior notes	4.13%	2026	496	—
£250 million Senior notes	2.75%	2025	339	307
€650 million Senior notes	1.75%	2026	792	709
$500 million Senior notes	4.75%	2028	507	507
$234 million Senior notes	7.45%	2030	269	271
Revolving credit facility	1.26% - 2.08%	2024 - 2025	—	1,500
Lease credit facility	1.15% - 1.99%	2021 - 2023	—	11
Finance lease liabilities	0.62% - 18.47%	2021 - 2027	976	1,046
Borrowings for assets acquired under long-term financing	0.00% - 6.39%	2021 - 2027	742	802
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	62
Other borrowings	Various	2021 - 2022	6	70
Long-term debt			6,127	9,406
Less: current maturities			683	734
Long-term debt, net of current maturities			$5,444	$8,672

(1)At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.
(2) At DXC's option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.

Senior Notes and Term Loans

During the first quarter of fiscal 2021, the Company issued two senior notes with an aggregate principal of $1.0 billion consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024 and (ii) $500 million of 4.13% Senior Notes due fiscal 2026. The proceeds from these notes were applied towards the early prepayment of DXC's term loan facilities including prepayment of €500 million of Euro Term Loan due fiscal 2023, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

During the second quarter of fiscal 2021, the Company repaid the remaining £300 million GBP Term Loan due fiscal 2022.

During the third quarter of fiscal 2021, the Company used the proceeds from the sale of HHS Business to prepay approximately $1,441 million of term loan facilities detailed below under the heading "HHS Sale Use of Proceeds."

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest on the Company's remaining term loan is payable monthly at DXC's election. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. The interest on the Company's senior notes is payable semi-annually in arrears except for interest on the £250 million Senior Notes due fiscal 2025 and the €650 million Senior Notes due fiscal 2026, which are payable annually in arrears. Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption premium plus accrued and unpaid interest.

Revolving Credit Facility

During fiscal 2021, the Company borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement ("Credit Agreement") as a precautionary measure to increase its cash position and increase financial flexibility in light of continuing uncertainty in the global economy and financial capital markets resulting from COVID-19.

The Company repaid the full $4.0 billion during the first nine months of fiscal 2021, which became available under the revolving credit facility for redraw at the request of the Company.

HHS Sale Use of Proceeds

In October 2020, DXC sold the HHS business and used approximately $3.5 billion of the proceeds to prepay $1,250 million of Revolver Credit Facility, £600 million of GBP commercial paper (approximately $772 million), and the following term loan facilities: €350 million of Euro Term Loan due fiscal 2024 (approximately $410 million), $381 million of USD Term loan due fiscal 2025, A$500 million of AUD Term Loan due fiscal 2022 (approximately $358 million), and €250 million of Euro Term Loan due fiscal 2022 and 2023 (approximately $292 million).

Note 13 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
United States	$1,290	$1,843	$4,665	$5,500
United Kingdom	607	707	1,759	2,100
Other Europe	1,335	1,329	3,784	3,819
Australia	377	380	1,128	1,119
Other International	679	762	2,008	2,224
Total Revenues	$4,288	$5,021	$13,344	$14,762

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized and adjustments for currency. As of December 31, 2020, approximately $24 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 14% of these remaining performance obligations in fiscal 2021, with the remainder of the balance recognized thereafter.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	December 31, 2020	March 31, 2020
Trade receivables, net	$2,785	$3,059
Contract assets	$418	$454
Contract liabilities	$1,768	$1,756

Change in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2020(1)	December 31, 2019
Balance, beginning of period	$1,756	$1,886
Deferred revenue	2,111	2,091
Recognition of deferred revenue	(2,137)	(2,137)
Currency translation adjustment	146	12
Other	(108)	(36)
Balance, end of period	$1,768	$1,816

(1)Other includes $54 million of contract liabilities related to the divested HHS business discussed in Note 4 - "Divestitures" and contract liabilities reclassified to assets held for sale.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 - Restructuring Costs

The Company recorded restructuring costs of $104 million and $74 million, net of reversals, for the three months ended December 31, 2020 and December 31, 2019, respectively. For the nine months ended December 31, 2020 and December 31, 2019, the Company recorded restructuring costs of $441 million and $248 million, net of reversals, respectively. The costs recorded during the three and six months ended December 31, 2020 were largely a result of the Fiscal 2021 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	December 31, 2020
Accrued expenses and other current liabilities	$261
Other long-term liabilities	60
Total	$321

Summary of Restructuring Plans

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company's workforce and facility structures (the "Fiscal 2021 Plan").

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $295 million, comprising $278 million in employee severance and $17 million of facilities costs.

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

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger (as defined below) restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the organizational structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $987 million, comprising $791 million in employee severance and $196 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2020	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of December 31, 2020
Fiscal 2021 Plan
Workforce Reductions	$—	$416	$(9)	$(210)	$9	$206
Facilities Costs	—	25	(9)	(11)	(1)	4
Total	$—	$441	$(18)	$(221)	$8	$210

Fiscal 2020 Plan
Workforce Reductions (4)	$74	$7	$2	$(49)	$5	$39
Facilities Costs	2	(4)	4	(2)	—	—
Total	$76	$3	$6	$(51)	$5	$39

Fiscal 2019 Plan
Workforce Reductions	$25	$(2)	$(3)	$(13)	$2	$9
Facilities Costs	5	(3)	2	—	1	5
Total	$30	$(5)	$(1)	$(13)	$3	$14

Other Prior Year Plans
Workforce Reductions	$24	$1	$2	$(14)	$2	$15
Facilities Costs	—	—	—	—	—	—
Total	$24	$1	$2	$(14)	$2	$15

Acquired Liabilities
Workforce Reductions	$39	$1	$—	$(7)	$1	$34
Facilities Costs	11	—	1	(3)	—	9
Total	$50	$1	$1	$(10)	$1	$43

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
(4) Fiscal 2020 workforce reductions includes a $14 million adjustment to restructuring expense related to the prior year.

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

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Service cost	$23	$23	$68	$69
Interest cost	62	60	181	177
Expected return on assets	(163)	(161)	(477)	(476)
Amortization of prior service costs	(2)	(2)	(6)	(6)
Contractual termination benefit	—	—	3	17
Curtailment gain	—	—	(9)	—
Recognition of actuarial loss	—	—	11	—
Net periodic pension income	$(80)	$(80)	$(229)	$(219)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net, except for contractual termination benefit which is included in restructuring, in the Company’s statements of operations.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Deferred Compensation Plans

Effective as of the HPES Merger, DXC assumed sponsorship of the Computer Sciences Corporation Deferred Compensation Plan, which was renamed the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”) and adopted HPE's Enterprise Services Executive Deferred Compensation Plan (the “ES DCP”). Both plans are non-qualified deferred compensation plans maintained for a select group of management, highly compensated employees and non-employee directors.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company's balance sheets, amounted to $45 million as of December 31, 2020 and $48 million as of March 31, 2020.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 16 - Income Taxes

The Company's effective tax rate ("ETR") was 44.2% and 29.1% for the three months ended December 31, 2020 and December 31, 2019, respectively, and 54.5% and (11.5)% for the nine months ended December 31, 2020 and December 31, 2019, respectively. For the three and nine months ended December 31, 2020, the primary drivers of the ETR were the gain on sale of HHS Business, global mix of income and foreign tax credits. For the three months ended December 31, 2019, the primary drivers of the ETR were the impact of previously unrecognized tax effects on the tax deductible goodwill impaired during the fiscal 2020 second quarter, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to audit activity. For the nine months ended December 31, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to audit activity, and an increase in prior year U.S. federal research and development income tax credits, net.

The majority of unremitted foreign earnings have been taxed in the U.S. We expect a significant portion of the unremitted earnings of our foreign subsidiaries will no longer be subject to U.S. federal income tax upon repatriation to the U.S. However, a portion of these earnings may still be subject to foreign and U.S. state tax consequences when remitted. Earnings in India are indefinitely reinvested. Other foreign earnings are not indefinitely reinvested except for approximately $547 million that could be taxable when repatriated to the U.S. under Treasury regulations that were issued during the first quarter of fiscal 2020.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a net payable of $3 million due to $48 million of tax indemnification receivable related to uncertain tax positions net of related deferred tax benefits, $79 million of tax indemnification receivable related to other tax payables and $130 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $81 million and a tax indemnification payable to Perspecta of $44 million related to income tax and other tax liabilities.

The IRS is examining the Company's federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC's fiscal 2008 through 2017 federal tax returns, the Company has entered into negotiations for a resolution on the years under audit through settlement with the IRS Office of Appeals. The IRS examined several issues for these years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some of these adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. These matters present a potential federal and state tax cost of $410 million (excluding interest and penalties), in addition to other disagreed issues. We expect two years of these audits (fiscal 2010 and fiscal 2013) to proceed to Tax Court. We believe we will ultimately prevail on the technical merits of these issues. The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2012 through August 31, 2021, and for fiscal year 2013 through March 31, 2021 to provide for IRS completion of their review. The Company has agreed to extend the statute of limitations for fiscal years 2014 through fiscal 2017 through October 31, 2021 to provide for IRS completion of their review.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company expects to reach a resolution for all years no earlier than the fourth quarter of fiscal 2022 except agreed issues related to fiscal 2008 through 2010 federal tax returns, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. In the third quarter of fiscal 2021 the Company’s liability for uncertain tax positions decreased by $13 million (excluding interest and penalties and related tax attributes) primarily due to an audit settlement. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through less payment than previously estimated. The Company believes that the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $37 million, excluding interest, penalties and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the nine months ended December 31, 2020. The details of shares repurchased during the nine months ended December 31, 2019 are shown below:

	Fiscal 2020
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	5,510,415	$54.44	$300
Accelerated stock repurchases	1,849,194	$54.08	100
1st Quarter Total	7,359,609	$54.35	400
2nd Quarter
Open market purchases	4,414,840	$33.96	150
Accelerated stock repurchases	1,805,350	$55.39	100
2nd Quarter Total	6,220,190	$40.18	250
3rd Quarter
Open market purchases	2,353,852	$36.68	86
Accelerated stock repurchases	—	$—	—
3rd Quarter Total	2,353,852	$36.68	86
Total	15,933,651	$46.21	$736

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Current-period other comprehensive income	197	12	(6)	—	203
Amounts reclassified from accumulated other comprehensive loss	—	6	—	(13)	(7)
Balance at December 31, 2020	$(654)	$(2)	$3	$246	$(407)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	78	(4)	2	—	76
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(6)	(8)
Balance at December 31, 2019	$(439)	$(9)	$11	$261	$(176)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 12,232 and 41,425 shares purchased under this plan during the three and nine months ended December 31, 2020.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of December 31, 2020
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	51,200,000	32,794,274
DXC Director Equity Plan	745,000	435,951
DXC Share Purchase Plan	250,000	165,185
Total	52,195,000	33,395,410

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(39,601)	$17.43		$—
Canceled/Forfeited	—	$—
Expired	(82,614)	$31.24
Outstanding as of December 31, 2020	1,747,600	$30.11	3.73	$3
Vested and exercisable as of December 31, 2020	1,747,600	$30.11	3.73	$3

Restricted Stocks

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	4,174,476	$55.45	114,615	$37.69
Granted	7,576,602	$18.67	118,500	$18.82
Settled	(1,045,190)	$50.65	(48,455)	$26.90
Canceled/Forfeited	(2,042,804)	$36.14	—	$—
Outstanding as of December 31, 2020	8,663,084	$28.43	184,660	$28.42

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Total share-based compensation cost	$6	$9	$42	$57
Related income tax benefit	$2	$(3)	$7	$8
Total intrinsic value of options exercised	$—	$1	$—	$8
Tax benefits from exercised stock options and awards	$1	$3	$5	$13

As of December 31, 2020, total unrecognized compensation expense related to unvested DXC stock options and unvested DXC RSUs, net of expected forfeitures was $0 million and $146 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.06 years.

Note 19 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019
Cash paid for:
Interest	$262	$277
Taxes on income, net of refunds (1)	$159	$202

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$449	$314
Prepaid assets acquired under long-term financing	$46	$23
Investing:
Capital expenditures in accounts payable and accrued expenses	$16	$121
Capital expenditures through finance lease obligations	$277	$507
Assets acquired under long-term financing	$26	$282
(Decrease) increase in deferred purchase price receivable	$(52)	$58
Contingent consideration	$2	$19
Financing:
Dividends declared but not yet paid	$—	$54

(1) Income tax refunds were $31 million and $36 million for the nine months ended December 31, 2020 and December 31, 2019, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2020
Revenues	$1,921	$2,367	$4,288	$—	$4,288
Segment profit	$273	$88	$361	$(61)	$300
Depreciation and amortization(1)	$53	$281	$334	$27	$361

Three Months Ended December 31, 2019
Revenues	$2,359	$2,662	$5,021	$—	$5,021
Segment profit	$353	$232	$585	$(57)	$528
Depreciation and amortization(1)	$61	$244	$305	$28	$333

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2020
Revenues	$6,337	$7,007	$13,344	$—	$13,344
Segment profit	$805	$147	$952	$(179)	$773
Depreciation and amortization(1)	$162	$839	$1,001	$77	$1,078

Nine Months Ended December 31, 2019
Revenues	$6,803	$7,959	$14,762	$—	$14,762
Segment profit	$1,078	$815	$1,893	$(184)	$1,709
Depreciation and amortization(1)	$128	$771	$899	$82	$981

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $114 million and $146 million for the three months ended December 31, 2020 and 2019, respectively, and $414 million and $435 million for the nine months ended December 31, 2020 and 2019, respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Profit
Total profit for reportable segments	$361	$585	952	$1,893
All other loss	(61)	(57)	(179)	(184)
Interest income	28	33	76	130
Interest expense	(82)	(93)	(284)	(288)
Restructuring costs	(104)	(74)	(441)	(248)
Transaction, separation and integration-related costs	(96)	(68)	(307)	(226)
Amortization of acquired intangible assets	(114)	(146)	(414)	(435)
Gain on disposition of businesses	2,046	—	2,046	—
Pension and OPEB actuarial and settlement losses	—	—	(2)	—
Goodwill impairment losses	—	(53)	—	(2,940)
Gain on arbitration award	—	—	—	632
Income (loss) before income taxes	$1,978	$127	$1,447	$(1,666)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of December 31, 2020 were as follows:

Fiscal year	Minimum Purchase Commitment (1)
(in millions)
Remainder of 2021	$1,339
2022	1,093
2023	817
2024	227
Total	$3,476

(1)A portion of the minimum purchase commitments for fiscal 2021 relates to the amounts committed under the HPE preferred vendor agreements.

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 31, 2020:

(in millions)	Remainder of Fiscal 2021	Fiscal 2022	Fiscal 2023 and Thereafter	Totals
Surety bonds	$14	$93	$87	$194
Letters of credit	37	147	527	711
Stand-by letters of credit	36	41	31	108
Totals	$87	$281	$645	$1,013

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

In October 2020, the Company reached an agreement in principle with the plaintiffs to resolve the matter. The Company is finalizing a settlement agreement, which once executed, will be submitted to the Court for approval.

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

The Securities and Exchange Commission (“SEC”) has filed a complaint against Mr. Pulier alleging various claims, including for fraud and falsifying books and records (Securities and Exchange Commission v. Eric Pulier, Case No. 2:17-cv-07124). The case is scheduled for trial in April 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In January 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed release agreements as part of their WFR packages. In September 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. The Court stayed the entire action pending arbitration for these individuals and administratively closed the case.

A mediation was held in October 2018 with the 16 named and opt-in plaintiffs who were involved in the case at that time. A settlement was reached, which included seven plaintiffs who were employed by former business units of HPE that are now owned by the Company. In June 2019, a second mediation was held with 145 additional opt-in plaintiffs who were compelled to arbitration pursuant to their release agreements. In December 2019, a settlement was reached with 142 of the opt-in plaintiffs, 35 of whom were employed by former business units of HPE that are now owned by the Company, and for which the Company was liable.

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants intend to oppose. A hearing on the motion has been scheduled for April 15, 2021.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. The Company has since moved to dismiss the state action, and the court has continued the motion until after the outcome of the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. On November 12, 2020, the Company filed a motion to dismiss the amended complaint. A hearing on the motion is scheduled for April 29, 2021.

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

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company has substantially completed its internal investigation. The Company provided supplemental information to OFAC on January 31, 2020 and continues to work with OFAC on these issues.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In October 2020, a hearing was held before an arbitration panel, during which the Company and Perspecta each presented evidence on the claims at issue. In December 2020, the parties presented closing arguments and the case was submitted. The parties are awaiting a decision from the arbitration panel.

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
•risks relating to the consummation of sale of our healthcare provider software business to Dedalus, and the ability to achieve the expected results therefrom; and
•the other factors described in Part I Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and Part II Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, September 30, 2020 and of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2021 and our financial condition as of December 31, 2020. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized into the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and first nine months of fiscal 2021 and fiscal 2020.

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

Results of Operations

The following table sets forth certain financial data for the third quarters and first nine months of fiscal 2021 and fiscal 2020:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenues	$4,288	$5,021	$13,344	$14,762

Income (loss) before income taxes	1,978	127	1,447	(1,666)
Income tax expense	875	37	789	191
Net income (loss)	$1,103	$90	$658	$(1,857)

Diluted earnings (loss) per common share:	$4.29	$0.32	$2.54	$(7.20)

Fiscal 2021 Highlights

Financial highlights for the third quarter and first nine months of fiscal 2021 include the following:

•Revenues for the third quarter and first nine months of fiscal 2021 were $4.3 billion and $13.3 billion, respectively, a decrease of 14.6% and 9.6%, respectively, as compared to the third quarter and first nine months of fiscal 2020. These decreases were primarily due to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021, project terminations, and changes in run volume. The decrease in revenue for the first nine months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020. Refer to the section below captioned "Revenues."
•Net income and diluted earnings per share for the third quarter of fiscal 2021 were $1,103 million and $4.29, respectively. Net income increased by $1,013 million during the third quarter of fiscal 2021 as compared to the same period of the prior fiscal year. The increase was primarily due to gain on disposition of businesses and cost optimization realized in the current year, partially offset by a reduction in revenue previously mentioned and an increase in tax expense from prior year. Refer to the section below captioned "Cost and Expenses." Net income included the cumulative impact of certain items of $882 million during the quarter, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, and gain on disposition of businesses. This compares with net income and diluted earnings per share of $90 million and $0.32, respectively, for the third quarter of fiscal 2020.
•Net income and diluted earnings per share for the first nine months of fiscal 2021 were $658 million and $2.54, respectively. Net income increased by $2,515 million during the first nine months of fiscal 2021 as compared to the same period of the prior fiscal year. The increase was primarily due to goodwill impairment recognized in the prior year and gain on disposition of businesses and cost optimization realized in the current year partially offset by gain on arbitration in the prior year and a reduction in revenue in the current year previously mentioned. Refer to the section below captioned "Cost and Expenses." Net income included the cumulative impact of certain items of $217 million during the period, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gain on disposition of businesses, pension and other post-retirement benefit ("OPEB") actuarial and settlement losses, and tax adjustment. This compares with net loss and diluted loss per share of $1,857 million and $7.20, respectively, for the first nine months of fiscal 2020.
•Our cash and cash equivalents were $3.9 billion as of December 31, 2020.
•We generated $404 million of cash from operations during the first nine months of fiscal 2021, as compared to $2,062 million during the first nine months of fiscal 2020.

Revenues

	Three Months Ended
(in millions)	December 31, 2020	December 31, 2019	Change	Percentage Change
GBS	$1,921	$2,359	$(438)	(18.6)%
GIS	2,367	2,662	(295)	(11.1)%
Total Revenues	$4,288	$5,021	$(733)	(14.6)%

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	Change	Percentage Change
GBS	$6,337	$6,803	$(466)	(6.8)%
GIS	7,007	7,959	(952)	(12.0)%
Total Revenues	$13,344	$14,762	$(1,418)	(9.6)%

The decrease in revenues for the third quarter and first nine months of fiscal 2021, compared with the same periods in fiscal 2020, reflects the disposition of the HHS business at the beginning of the third quarter of fiscal 2021, project terminations, and changes in run volume. The decrease in revenue for the first nine months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020. Revenues for the third quarter and first nine months of fiscal 2021 included favorable foreign currency exchange rate impacts of 2.3% and 0.6%, respectively. These impacts were primarily driven by the weakening of the U.S. dollar against the Euro, Australian Dollar, and British Pound during the third quarter and first nine months of fiscal 2021.

During the third quarters and first nine months of fiscal 2021 and fiscal 2020, the distribution of our revenues across geographies was as follows:

Three Months Ended December 31, 2020
2,000
1,500
1,000
500
0
$ (Millions)
United States
United Kingdom
Other Europe
Australia
Other International
Fiscal 2021
Fiscal 2020

Nine Months Ended December 31, 2020
6,000
5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
United States
United Kingdom
Other Europe
Australia
Other International
Fiscal 2021
Fiscal 2020

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

As a global company, over 65% of our revenues for the first nine months of fiscal 2021 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency December 31, 2020	December 31, 2019	Change	Percentage Change
GBS	$1,868	$2,359	$(491)	(20.8)%
GIS	2,302	2,662	(360)	(13.5)%
Total	$4,170	$5,021	$(851)	(16.9)%

	Nine Months Ended
(in millions)	Constant Currency December 31, 2020	December 31, 2019	Change	Percentage Change
GBS	$6,287	$6,803	$(516)	(7.6)%
GIS	6,962	7,959	(997)	(12.5)%
Total	$13,249	$14,762	$(1,513)	(10.2)%

Global Business Services

Our GBS revenues were $1,921 million in the third quarter and $6,337 million in the first nine months of fiscal 2021, a decrease of 18.6% and 6.8%, respectively, compared to the corresponding periods in fiscal 2020. GBS revenue in constant currency decreased 20.8% and 7.6% in the third quarter and first nine months of fiscal 2021, respectively, as compared to the corresponding periods in fiscal 2020. The decrease in GBS revenues for the third quarter and first nine months of fiscal 2021 were primarily due to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021, project terminations, and change in run volumes. The decrease in revenue for the first nine months of fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020.

For the third quarter and first nine months of fiscal 2021, GBS contract awards were $2.7 billion and $8.6 billion, respectively, as compared to $2.5 billion and $6.8 billion in the corresponding periods of fiscal 2020.

Global Infrastructure Services

Our GIS revenues were $2,367 million in the third quarter and $7,007 million in the first nine months of fiscal 2021, a decrease of 11.1% and 12.0%, respectively, compared to the corresponding periods in fiscal 2020. GIS revenue in constant currency decreased 13.5% and 12.5% in the third quarter and first nine months of fiscal 2021, respectively, as compared to the corresponding periods in fiscal 2020. The decrease in GIS revenues for the third quarter and first nine months of fiscal 2021 reflects project terminations, change in run volumes, and price-downs.

For the third quarter and first nine months of fiscal 2021, GIS contract awards were $2.2 billion and $6.5 billion, respectively, as compared to $2.8 billion and $6.5 billion in the corresponding periods of fiscal 2020.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,333	$3,827	77.8%	76.2%	1.6
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	517	518	12.1	10.3	1.8
Depreciation and amortization	475	479	11.1	9.5	1.6
Goodwill impairment losses	—	53	—	1.1	(1.1)
Restructuring costs	104	74	2.4	1.5	0.9
Interest expense	82	93	1.9	1.9	—
Interest income	(28)	(33)	(0.7)	(0.7)	—
Gain on disposition of businesses	(2,046)	—	(47.7)	—	(47.7)
Other income, net	(127)	(117)	(3.0)	(2.3)	(0.7)
Total costs and expenses	$2,310	$4,894	53.9%	97.5%	(43.6)

	Nine Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Costs of services (excludes depreciation and amortization and restructuring costs)	$10,525	$11,128	78.9%	75.3%	3.6
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,595	1,514	12.0	10.3	1.7
Depreciation and amortization	1,492	1,416	11.2	9.6	1.6
Goodwill impairment losses	—	2,940	—	19.9	(19.9)
Restructuring costs	441	248	3.3	1.7	1.6
Interest expense	284	288	2.1	2.0	0.1
Interest income	(76)	(130)	(0.6)	(0.9)	0.3
Gain on disposition of businesses	(2,046)	—	(15.3)	—	(15.3)
Gain on arbitration award	—	(632)	—	(4.3)	4.3
Other income, net	(318)	(344)	(2.4)	(2.3)	(0.1)
Total costs and expenses	$11,897	$16,428	89.2%	111.3%	(22.1)

The 43.6 and 22.1 point decrease in total costs and expenses as a percentage of revenue for the third quarter and first nine months of fiscal 2021 primarily reflects the gain on disposition of businesses in the current year and our goodwill impairment losses incurred during the third quarter and first nine months of fiscal 2020 that didn’t occur in fiscal 2021.

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs ("COS"), was $3.3 billion and $10.5 billion for the third quarter and first nine months of fiscal 2021, respectively. COS decreased $494 million and $603 million during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to cost optimization savings realized during fiscal 2021. COS as a percentage of revenue increased 1.6 and 3.6 points, respectively, as compared to the same periods of the prior fiscal year. These point increases were driven by a reduction in revenue during the same periods of the current fiscal year.

Selling, General, and Administrative

Selling, general, and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $517 million for the third quarter of fiscal 2021, consistent with the same period of the prior fiscal year. SG&A was $1,595 million for the first nine months of fiscal 2021, an increase of $81 million compared to the same period of the prior fiscal year. The increase during the first nine months of fiscal 2021 was driven by higher transaction, separation and integration-related costs.

Transaction, separation and integration-related costs of $96 million and $307 million were included in SG&A for the third quarter and first nine months of fiscal 2021, respectively, as compared to $68 million and $226 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $185 million and $563 million for the third quarter and first nine months of fiscal 2021, respectively. Depreciation expense increased $49 million and $91 million during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. The net increase in depreciation expense for the third quarter and first nine months of fiscal 2021 was due to an increase in assets placed into service.

Amortization expense was $290 million and $929 million for the third quarter and first nine months of fiscal 2021, respectively. Amortization expense decreased $53 million and $15 million during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to customer related intangibles related to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021. See Note 4 - "Divestitures" for additional information.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $53 million and $2,940 million for the third quarter and first nine months of fiscal 2020, respectively. The impairment charge was primarily as a result of a decline in market capitalization during the second quarter of fiscal 2020. See Note 11 - "Goodwill" for additional information.

Restructuring Costs

During fiscal 2021, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the third quarter and first nine months of fiscal 2021, restructuring costs, net of reversals, were $104 million and $441 million, respectively, as compared to $74 million and $248 million during the same periods of the prior fiscal year. In addition, during the third quarter of fiscal 2021 workforce reductions includes a $14 million adjustment to restructuring expense related to the prior year.

For an analysis of changes in our restructuring liabilities by restructuring plan, see Note 14 - "Restructuring Costs" to the financial statements.

Interest Expense and Interest Income

Interest expense was $82 million and $284 million for third quarter and first nine months of fiscal 2021, respectively. Interest expense decreased $11 million and $4 million during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily driven by lower interest rates on finance leases and a reduction in interest charges within our multicurrency cash pools. The decrease in interest expense for the first nine months of fiscal 2021 was partially offset by increased amounts drawn on our revolving credit facility.

Interest income was $28 million and $76 million for third quarter and first nine months of fiscal 2021, respectively. Interest income decreased $5 million and $54 million during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. The decrease during the third quarter of fiscal 2021 was primarily driven by lower income from our multicurrency cash pools and money market accounts. The decrease during the first nine months of fiscal 2021 was primarily driven by interest income in the second quarter of fiscal year 2020 related to arbitration discussed below under the caption “Gain on Arbitration Award."

Gain on Dispositions

During the third quarter of fiscal 2021, DXC sold its U.S. State and Local Health and Human Services business for a total enterprise value of $5.0 billion and resulted in an estimated pre-tax gain on sale of $2,041 million, net of closing costs. An insignificant business was also sold during the quarter that resulted in a gain of $5 million.

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

Other income was $127 million and $318 million for the third quarter and first nine months of fiscal 2021, respectively, as compared to $117 million and $344 million during the same periods of the prior fiscal year.

The $10 million increase in other income, net for the third quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily due to a year-over-year increase in other gains related to sales of non-operating assets partially offset by foreign exchange hedging and revaluations.

The $26 million decrease in other income, net for the first nine months of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily due to foreign exchange hedging and revaluations, partially offset by a year-over-year increase in gains related to sales of non-operating assets.

Taxes

Our effective tax rate ("ETR") was 44.2% and 29.1% for the three months ended December 31, 2020 and December 31, 2019, respectively, and 54.5% and (11.5)% for the nine months ended December 31, 2020 and December 31, 2019, respectively. For the three and nine months ended December 31, 2020, the primary drivers of the ETR were the gain on sale of HHS Business, global mix of income and foreign tax credits. For the three months ended December 31, 2019, the primary drivers of the ETR were the impact of previously unrecognized tax effects on the tax deductible goodwill impaired during the fiscal 2020 second quarter, the global mix of income, an increase in prior year U.S. federal research and development income tax credits, and an increase in unrecognized tax benefits primarily related to audit activity. For the nine months ended December 31, 2019, the primary drivers of the ETR were the impact of the non-deductible goodwill impairment charge, the non-taxable gain on the arbitration award, the global mix of income, an increase in unrecognized tax benefits primarily related to audit activity, and an increase in prior year U.S. federal research and development income tax credits, net.

Earnings (Loss) Per Share

Diluted earnings per share for the third quarter and first nine months of fiscal 2021 was $4.29 and $2.54, respectively. Diluted earnings per share increased $3.97 and $9.74 during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of the prior fiscal year. This increase was due to an increase of $1,013 million and $2,515 million in net income for the third quarter and first nine months of fiscal 2021, respectively, over the same periods in the prior fiscal year.

Diluted earnings per share for the third quarter of fiscal 2021 includes $0.36 per share of restructuring costs, $0.31 per share of transaction, separation and integration-related costs, $0.34 per share of amortization of acquired intangible assets, and $(4.47) per share of gain on disposition of businesses.

Diluted earnings per share for the first nine months of fiscal 2021 includes $1.43 per share of restructuring costs, $0.93 per share of transaction, separation and integration-related costs, $1.25 per share of amortization of acquired intangible assets, $(4.48) per share of gain on disposition of businesses, $0.01 per share of pension and OPEB actuarial and settlement losses, and $0.01 of tax adjustment.

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

Non-GAAP financial measures exclude certain items from GAAP results which DXC management believes are not indicative of operating performance such as the amortization of acquired intangible assets, transaction, separation and integration-related costs, and gains and losses on dispositions of businesses.

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

Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2021 Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	December 31, 2020	December 31, 2019	Change
Income before income taxes	$1,978	$127	$1,851
Non-GAAP income before income taxes	$246	$468	$(222)
Net Income	$1,103	$90	$1,013
Adjusted EBIT	$300	$528	$(228)

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	Change
Income (loss) before income taxes	$1,447	$(1,666)	$3,113
Non-GAAP income before income taxes	$565	$1,551	$(986)
Net income (loss)	$658	$(1,857)	$2,515
Adjusted EBIT	$773	$1,709	$(936)

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
•Gain on disposition of businesses - Reflects gains and losses related to sales of businesses.
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

(1) TSI costs for all periods presented include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic alternatives, whether or not announced or consummated.

TSI-Related Costs for Q3 FY21 include $77 million of costs to execute the strategic alternatives (including $52M for the sale of HHS which closed in October 2020 and $23M for the sale of the healthcare software business which is expected to close later this year); $7 million in expenses related to integration projects resulting from the CSC – HPE ES merger (including costs associated with continuing efforts to separate certain IT systems) and $12 million of costs incurred in connection with activities related to other acquisitions and divestitures.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gain on Disposition of Businesses	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,333	$—	$—	$—	$—	$3,333
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	517	—	(96)	—	—	421
Income (loss) before income taxes	1,978	104	96	114	(2,046)	246
Income tax expense (benefit)	875	11	16	26	(903)	25
Net income (loss)	1,103	93	80	88	(1,143)	221
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	5
Net income (loss) attributable to DXC common stockholders	$1,098	$93	$80	$88	$(1,143)	$216

Effective Tax Rate	44.2%					10.2%

Basic EPS	$4.32	$0.37	$0.31	$0.35	$(4.49)	$0.85
Diluted EPS	$4.29	$0.36	$0.31	$0.34	$(4.47)	$0.84

Weighted average common shares outstanding for:
Basic EPS	254.32	254.32	254.32	254.32	254.32	254.32
Diluted EPS	255.75	255.75	255.75	255.75	255.75	255.75

	Nine Months Ended December 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gain on Disposition of Businesses	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$10,525	$—	$—	$—	$—	$—	$—	$10,525
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,595	—	(314)	—	—	—	—	1,281
Income (loss) before income taxes	1,447	441	307	414	(2,046)	2	—	565
Income tax expense (benefit)	789	75	70	95	(903)	—	(2)	124
Net income (loss)	658	366	237	319	(1,143)	2	2	441
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	9
Net income (loss) attributable to DXC common stockholders	$649	$366	$237	$319	$(1,143)	$2	$2	$432

Effective Tax Rate	54.5%							21.9%

Basic EPS	$2.55	$1.44	$0.93	$1.26	$(4.50)	$0.01	$0.01	$1.70
Diluted EPS	$2.54	$1.43	$0.93	$1.25	$(4.48)	$0.01	$0.01	$1.69

Weighted average common shares outstanding for:
Basic EPS	254.03	254.03	254.03	254.03	254.03	254.03	254.03	254.03
Diluted EPS	255.20	255.20	255.20	255.20	255.20	255.20	255.20	255.20

	Three Months Ended December 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,827	$—	$—	$—	$—	$—	$3,827
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	518	—	(68)	—	—	—	$450
Income before income taxes	127	74	68	146	53	—	468
Income tax expense (benefit)	37	10	16	34	53	(10)	140
Net income	90	64	52	112	—	10	328
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	—	8
Net income attributable to DXC common stockholders	$82	$64	$52	$112	$—	$10	$320

Effective Tax Rate	29.1%						29.9%

Basic EPS	$0.32	$0.25	$0.20	$0.44	$—	$0.04	$1.25
Diluted EPS	$0.32	$0.25	$0.20	$0.44	$—	$0.04	$1.25

Weighted average common shares outstanding for:
Basic EPS	255.09	255.09	255.09	255.09	255.09	255.09	255.09
Diluted EPS	256.05	256.05	256.05	256.05	256.05	256.05	256.05

	Nine Months Ended December 31, 2019
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Goodwill Impairment Losses	Gain on Arbitration Award	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,128	$—	$—	$—	$—	$—	$—	$11,128
Selling, general, and administrative (excludes depreciation and amortization and restructuring costs)	1,514	—	(226)	—	—	—	—	$1,288
(Loss) income before income taxes	(1,666)	248	226	435	2,940	(632)	—	1,551
Income tax expense (benefit)	191	42	43	99	53	—	(39)	389
Net (loss) income	(1,857)	206	183	336	2,887	(632)	39	1,162
Less: net income attributable to non-controlling interest, net of tax	17	—	—	—	—	—	—	17
Net (loss) income attributable to DXC common stockholders	$(1,874)	$206	$183	$336	$2,887	$(632)	$39	$1,145

Effective Tax Rate	(11.5)%							25.1%

Basic EPS	$(7.20)	$0.79	$0.70	$1.29	$11.09	$(2.43)	$0.15	$4.40
Diluted EPS	$(7.20)	$0.79	$0.70	$1.28	$11.03	$(2.42)	$0.15	$4.38

Weighted average common shares outstanding for:
Basic EPS	260.24	260.24	260.24	260.24	260.24	260.24	260.24	260.24
Diluted EPS	260.24	261.69	261.69	261.69	261.69	261.69	261.69	261.69

A reconciliation of net income to EBIT and adjusted EBIT is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income (loss)	$1,103	$90	$658	$(1,857)
Income tax expense	875	37	789	191
Interest income	(28)	(33)	(76)	(130)
Interest expense	82	93	284	288
EBIT	2,032	187	1,655	(1,508)
Restructuring costs	104	74	441	248
Transaction, separation and integration-related costs	96	68	307	226
Amortization of acquired intangible assets	114	146	414	435
Gain on disposition of businesses	(2,046)	—	(2,046)	—
Pension and OPEB actuarial and settlement losses	—	—	2	—
Goodwill impairment losses	—	53	—	2,940
Gain on arbitration award	—	—	—	(632)
Adjusted EBIT	$300	$528	$773	$1,709

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2020, our cash and cash equivalents ("cash") was $3.9 billion, of which $1.1 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enables participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

A significant portion of the cash held by our foreign subsidiaries is not expected to be impacted by U.S. federal income tax upon repatriation. However, a portion of this cash may still be subject to foreign and U.S. state income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate these funds not designated as indefinitely reinvested.

We have $0.5 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.5 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.2 billion held by majority owned consolidated subsidiaries where third-parties hold minority interests.

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2020	December 31, 2019	Change
Net cash provided by operating activities	$404	$2,062	$(1,658)
Net cash provided by (used in) investing activities	4,500	(2,122)	6,622
Net cash used in financing activities	(4,671)	(305)	(4,366)
Effect of exchange rate changes on cash and cash equivalents	20	26	(6)
Cash classified within current assets held for sale	(13)	—	(13)
Net increase (decrease) in cash and cash equivalents	$240	$(339)	$579
Cash and cash equivalents at beginning of year	3,679	2,899
Cash and cash equivalents at end of period	$3,919	$2,560

Operating cash flow

Net cash provided by operating activities during the first nine months of fiscal 2021 was $404 million as compared to $2,062 million during the comparable period of the prior fiscal year. The decrease of $1,658 million was due to a decrease in net income, net of adjustments of $2,687 million, including $272 million of repurchased receivables previously sold under the Milano Receivables Facility and $12 million of prepaid maintenance related to the sale of the HHS business. The decrease was partially offset by a decrease in working capital cash outflows of $1,029 million. Net loss, net of adjustments includes cash received on arbitration award of $668 million in the prior fiscal year.

Investing cash flow

Net cash provided by (used in) investing activities during the first nine months of fiscal 2021 was $4,500 million as compared to $(2,122) million during the comparable period of the prior fiscal year. The decrease in cash used of $6,622 million was primarily due to cash received from business dispositions of $4,942 million in fiscal 2021, a decrease in cash paid for acquisitions of $1,987 million, and the absence of short-term investing of $75 million in fiscal 2020. This was partially offset by a decrease in cash collections related to deferred purchase price receivable of $354 million and a $48 million increase in payments for software licenses related to the sale of the HHS business.

Financing cash flow

Net cash used in financing activities during the first nine months of fiscal 2021 was $4,671 million as compared to $305 million during the comparable period of the prior fiscal year. The $4,366 million increase in cash used was primarily due to an increase in repayments, net of borrowings, of $3,102 million on term loans and other long-term debt, $1,500 million on lines of credit, and $590 million on commercial paper. In total, we used $3.5 billion of the net proceeds from the sale of the HHS business to repay debt during the quarter. These increases were partially offset by the absence of common stock repurchases and advance payment for accelerated share repurchase of $736 million in fiscal 2020, and a decrease in dividend payments of $108 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2020	March 31, 2020
Short-term debt and current maturities of long-term debt	$795	$1,276
Long-term debt, net of current maturities	5,444	8,672
Total debt	$6,239	$9,948

The $3.7 billion decrease in total debt during the first nine months of fiscal 2021 was primarily attributed to the prepayment of $1.5 billion of Revolver Credit Facility outstanding at fiscal year-end March 31, 2020, €402 million of Euro commercial paper, and the following term loan facilities: €750 million of Euro Term Loan due fiscal 2022 and 2023, A$800 million of AUD Term Loan due fiscal 2022, £450 million of GBP Term Loan due fiscal 2022, $481 million of USD Term Loan due fiscal 2025, and €350 million of Euro Term Loan due fiscal 2024. These were partially offset by the issuance of new senior notes with an aggregate principal of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024 and (ii) $500 million of 4.13% Senior Notes due fiscal 2026.

During the first quarter of fiscal 2021, we applied for and were confirmed eligible to participate in the Bank of England’s (“BOE”) COVID Corporate Funding Facility, a BOE program that provides term liquidity funding to investment grade corporate issuers with significant operations in the UK, in order to stabilize and facilitate continued access to sterling commercial paper markets. At our option, we can borrow up to a maximum of €1.0 billion or its equivalent in Euro, British Pound and U.S. dollar. On June 15, 2020, DXC Capital Funding DAC (previously named DXC Capital Funding Limited), an indirect subsidiary of the Company, issued £600 million in commercial paper maturing May 2021 under its existing €1.0 billion commercial paper program via direct sale to the BOE.

In October 2020, we sold the HHS business and used approximately $3.5 billion of the proceeds to prepay $1,250 million of Revolver Credit Facility, £600 million of GBP commercial paper (approximately $772 million), €350 million of Euro Term Loan due fiscal 2024 (approximately $410 million), $381 million of USD Term loan due fiscal 2025, A$500 million of AUD Term Loan due fiscal 2022 (approximately $358 million), and €250 million of Euro Term Loan due fiscal 2022 and 2023 (approximately $292 million).

During fiscal 2021, we borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement and repaid the full $4.0 billion on the same. The purpose of the borrowing was to mitigate our reliance on volatile short-term commercial paper markets and to strengthen our cash and liquidity position given the uncertainties related to COVID-19 pandemic and its potential impact on our clients and our business. The credit facility repayment resulted from the availability of other liquidity resources. The entire $4.0 billion credit facility is available for redraw at our request.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2020 and December 31, 2019.

The debt maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to December 31, 2020, and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. See Note 12 - "Debt" for more information.

Debt Maturity
$ (Millions)
$542
$957
$842
$1,296
$0
$500
$0
$234
23
24
25
26
27
28
29
30
Fiscal year maturity
Term Loans and Drawn Credit Facility
Notes

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 31, 2020	March 31, 2020
Total debt	$6,239	$9,948
Cash and cash equivalents(1)	3,919	3,679
Net debt(2)	$2,320	$6,269

Total debt	$6,239	$9,948
Equity	5,995	5,129
Total capitalization	$12,234	$15,077

Debt-to-total capitalization	51.0%	66.0%
Net debt-to-total capitalization(2)	19.0%	41.6%

(1) Includes previously described cash held outside of the U.S., at a German financial services subsidiary, and at majority owned consolidated subsidiaries.
(2) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody's	Baa2	P-2	Negative
S&P	BBB-	-	Stable

See Note 21 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below at "Liquidity."

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing and the issuance of capital market debt instruments. In addition, we currently utilize and will further utilize our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of contracts. The recovery of these investments is over the life of contracts and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	December 31, 2020
Cash and cash equivalents	$3,919
Available borrowings under our revolving credit facility	4,000
Total liquidity	$7,919

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. There were no share repurchases during the third quarter ended December 31, 2020.

Dividends

To maintain our financial flexibility we continue to suspend payment of quarterly dividends.

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

Contractual Obligations

With the exception of the new senior notes with an aggregate principal amount of $1.0 billion, consisting of (i) $500 million of 4.00% Senior Notes due fiscal 2024; and (ii) $500 million of 4.13% Senior Notes due fiscal 2026; prepayment of $1.5 billion of Revolver Credit Facility, €402 million of Euro commercial paper, and term loan facilities consisting of (i) €750 million of Euro Term Loan due fiscal 2023, (ii) A$800 million of AUD Term Loan due fiscal 2022, (iii) £450 million of GBP Term Loan due fiscal 2022, (iv) $481 million of USD Term Loan due fiscal 2025, and (v) €350 million of Euro Term Loan due fiscal 2024 as discussed above under the subheading "Capital Resources," there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2020. For further information see "Contractual Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended December 31, 2020, there were no changes to our accounting estimates from those described in our fiscal 2020 Annual Report on Form 10-K except as mentioned in Note 1 - "Summary of Significant Accounting Policies."

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the material weakness in our internal control over financial reporting described below.

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

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2020.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive (loss) income and cash flows as of and for the periods presented.

Remediation Plan

Management has taken and will continue to take significant and comprehensive actions to remediate the material weakness. Management has completed a detailed root cause analysis, which was designed to identify areas of focus where enhancements can be made to the internal control environment. While we have made progress in remediation of certain of the identified deficiencies that led to the material weakness, our focus is on creating a sustainable controls environment as we build out our remediation program.

The following activities are designed as part of this remediation plan:

•Align the Sarbanes-Oxley Act (“SOX") risk assessment and testing function under the newly appointed Chief Risk Officer with the traditional SOX controls responsibilities including material weakness remediation activities aligned directly under our new Chief Financial Officer.
•Established an enhanced material weakness remediation progress reporting process to the Audit Committee in Q4 FY20.
•Assessed and augmented personnel to ensure appropriate resources are in place to strengthen the overall control environment. We appointed a new Chief Financial Officer in Q3 FY21 with previous experience as a Chief Accounting Officer and in the remediation of material weaknesses. In addition, we hired new leadership in the Finance and Risk organizations with relevant controls and remediation experience in FY21.
•Evaluate and assess key enterprise controls and relevant policies focusing on thresholds, ownership, and accountability.
•Enhance our financial cadence and discipline including reviewing the underlying performance of the business and related balance sheet accounts.
•Standardize processes and rationalize controls across the enterprise to focus on risk.

These additional remediation efforts, identified to comprehensively address our analysis of the root causes, have begun and are expected to be completed in the subsequent quarters. Given the additional remediation activities we do not expect to be completed by the end of the fiscal year. After management’s remediation efforts are complete, subsequent testing is required to conclude that a material weakness no longer exists.

Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable, however we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended December 31, 2020.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. There have been no material changes in the three months ended December 31, 2020 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and September 30, 2020, which are hereby incorporated by reference herein. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future.

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

There was no share repurchase activity during the three months and nine months ended December 31, 2020.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    * Filed herewith
    ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	February 4, 2021	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Senior Vice President, Corporate Controller Principal Accounting Officer and Authorized Signatory