Form 10-K
period 2021-03-31
DXC Technology Co
filed 2021-05-28
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File No.: 1-4850

DXC TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1800317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 245-9675

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DXC	The New York Stock Exchange
2.750% Senior Notes Due 2025	DXC 25	The New York Stock Exchange
1.750% Senior Notes Due 2026	DXC 26	The New York Stock Exchange

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $4,531,553,903.

254,806,966 shares of common stock, par value $0.01 per share, were outstanding as of May 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the coronavirus disease 2019 (“COVID-19”) crisis and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate.

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•the uncertainty of the magnitude, duration, geographic reach of the COVID-19 crisis, its impact on the global economy, and the impact of current and potential travel restrictions, stay-at-home orders, and economic restrictions implemented to address the crisis;
•the effects of macroeconomic and geopolitical trends and events;
•our inability to succeed in our strategic objectives;
•our inability to succeed in our strategic transactions;
•the risk of liability or damage to our reputation resulting from security incidents, including breaches, cyber-attacks insider threats, disclosure of sensitive data or failure to comply with data protection laws and regulations in a rapidly evolving regulatory environment; in each case, whether deliberate or accidental.
•our inability to develop and expand our service offerings to address emerging business demands and technological trends, including our inability to sell differentiated services up the Enterprise Technology Stack;
•the risks associated with our international operations;
•our credit rating and ability to manage working capital, refinance and raise additional capital for future needs;
•the competitive pressures faced by our business;
•our inability to accurately estimate the cost of services, and the completion timeline, of contracts;
•execution risks by us and our suppliers, customers, and partners;
•our inability to retain and hire key personnel and maintain relationships with key partners;
•our inability to comply with governmental regulations or the adoption of new laws or regulations;
•our inability to achieve the expected benefits of our restructuring plans;
•inadvertent infringement of third-party intellectual property rights or our inability to protect our own intellectual property assets;
•our inability to remediate any material weakness and maintain effective internal control over financial reporting;
•potential losses due to asset impairment charges;
•our inability to pay dividends or repurchase shares of our common stock;
•pending investigations, claims and disputes and any adverse impact on our profitability and liquidity;
•disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit;
•our failure to bid on projects effectively;
•financial difficulties of our customers and our inability to collect receivables;
•our inability to maintain and grow our customer relationships over time and to comply with customer contracts or government contracting regulations or requirements;
•changes in tax laws and any adverse impact on our effective tax rate;
•risks following the merger of Computer Sciences Corporation ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company's ("HPES") businesses, including anticipated tax treatment, unforeseen liabilities and future capital expenditures;

•risks following the spin-off of our former U.S. Public Sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions to form Perspecta Inc. (the "USPS"); and
•the other factors described under Item 1A. “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

DXC, a Nevada corporation, is a global IT services market leader. Our more than 130,000 people in 70-plus countries help our global customers, over half of today’s fortune 500 companies, run mission-critical systems with the latest technology innovations across our Enterprise Technology Stack.

Our customers trust DXC to innovate and deliver transformative solutions for new levels of performance, profitability, competitiveness, and customer experience.

DXC was formed on April 1, 2017 by the merger of CSC and HPES (the "HPES Merger").

Transformation Journey

The DXC “Transformation Journey” strategy focuses on building stronger relationships with customers, its people, and unlocking value across the Enterprise Technology Stack.

Key transformation journey priorities include:

•Inspire and Take Care of our People – Ensuring the health and safety of our people is a top priority, especially in the current environment

Continuing to bring in new technology, account and delivery talent across the world, and making investments that recognize and reward our people

•Focus on Customers – Strengthening our customer relationships and ensuring we are proactively delivering for customers

•Optimize Cost – Optimizing value to better serve our customers by eliminating confusion and complexity

•Seize the Market – Seizing the market opportunity by cross-selling and expanding what we do with our customers across the Enterprise Technology Stack

•Unlock Value to Strengthen Balance Sheet – Unlocking value by pursuing strategic alternatives, rationalizing our portfolio, and strengthening our balance sheet through our commitment to running a long-term sustainable business

The Company will continue to focus on execution of its strategy in the next fiscal year, with a continued focus on our people, revenue stabilization, cost optimization and winning in the market. While the Company has already disclosed that it completed the sale of two businesses that comprised the Strategic Alternatives plan, the Company will continue its portfolio shaping efforts and divest assets that the Company does not believe are well integrated with its enterprise technology stack and its strategic direction so it can focus on its strategy.

Important Acquisitions and Divestitures

During fiscal 2021, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital") to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5.0 billion, subject to net working capital adjustments and assumed liabilities.

On July 17, 2020, DXC entered into a purchase agreement with Dedalus Holding S.p.A. ("Dedalus"), a company organized under the laws of Italy, pursuant to which Dedalus will acquire DXC’s healthcare provider software business (the "HPS" or the "HPS Business"). The sale was completed on April 1, 2021, for a purchase price of €462 million (approximately $543 million) (the "HPS Sale").

During fiscal 2020, DXC completed the acquisition of Luxoft Holding, Inc., a global scale digital service provider whose offerings encompass strategic consulting, custom software development, and digital solution engineering services. We also completed other acquisitions during fiscal 2020 to complement our offerings and to provide opportunities for future growth.

See Note 2 - "Acquisitions" and Note 3 - "Divestitures" for further information on acquisitions and divestitures.

Segments and Services

Our reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

•Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their transformation journeys. We provide software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations, and develop new ways of doing business.
•Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. Our vertical-specific IP includes solutions for insurance, banking and capital markets, and automotive among others.
•Business process services. Include integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers. GIS offerings include:

•Cloud and Security. We help customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.
•IT Outsourcing ("ITO"). Our ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. We help customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands while achieving cost takeout, all with limited resources, expertise, and budget.
•Modern Workplace. Services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

See Note 20 - "Segment and Geographic Information" for additional information related to our reportable segments, including the disclosure of segment revenues, segment profit, and financial information by geographic area.

Sales and Marketing

We market and sell our services to customers through our direct sales force, operating out of locations around the world. Our customers include commercial businesses of many sizes and in many industries and public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2021, fiscal 2020, or fiscal 2019.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our solutions, services and productions occasionally experience weak economic conditions that may negatively affect sales. We also experience some seasonal trends in the sale of our services. For example, contract awards and certain revenue are often tied to the timing of our customers' fiscal year-ends, and we also experience seasonality related to our own fiscal year-end selling activities.

Competition

The IT and professional services markets we compete in are highly competitive and are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those we offer. In addition, the increased importance of offshore labor centers has brought several foreign-based competitors into our markets.

Our competitors include:

•large multinational enterprises that offer some or all of the services and solutions that we offer;
•smaller companies that offer focused services and solutions similar to those that we offer;
•offshore service providers in lower-cost locations, particularly in India that sell directly to end-users;
•solution or service providers that compete with us in a specific industry segment or service area; and
•in-house functions of corporations that use their own resources rather than engaging an outside IT services provider.

The principal methods of competition in the markets for our solutions and services include:

•vision and strategic advisory ability;
•integrated solutions capabilities;
•performance and reliability;
•global and diverse talent;
•delivery excellence and ongoing support;
•responsiveness to customer needs;
•competitive pricing of services;
•technical and industry expertise;
•reputation and experience;
•quality of solutions and services; and
•financial stability and strong corporate governance.

Our ability to obtain new business and retain existing business is dependent upon the following:

•technology, industry and systems know-how with an independent perspective on best solutions across software, hardware, and service providers;
•ability to offer improved strategic frameworks and technical solutions;
•investments in our services and solutions;
•focus on responsiveness to proactively address customer needs, quality of services and competitive prices;
•successful management of our relationships with leading strategic and solution partners in hardware, networking, cloud, applications and software;
•project management experience and capabilities, including delivery;
•end-to-end spectrum of IT and professional services we provide; and
•financial stability and strong corporate governance.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections to protect our business interests. While our technical services and products are not generally dependent upon patent protection, we do selectively seek patent protection for certain inventions likely to be incorporated into products and services or where obtaining such proprietary rights will improve our competitive position.

As our patent portfolio has been built over time, the remaining terms of the individual patents across the patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our solutions and services and enhancing our freedom to sell solutions and services in markets in which we choose to participate. No single patent is in itself essential to our company as a whole or to any business segment.

Additionally, we own or have rights to various trademarks, service marks, and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

In addition to developing our intellectual property portfolio, we license intellectual property rights from third parties as we deem appropriate. We have also granted and plan to continue to grant licenses to others under our intellectual property rights when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

Environmental Regulation

Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment and sustainability, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, we could incur substantial costs including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims if we were to violate or become liable under existing and future environmental laws or legislation.

Human Capital Management

As a leading global information technology services company, we attract highly skilled and educated people. As of March 31, 2021, we employed approximately 134,000 people worldwide. At DXC our people are our number one asset - ensuring they feel valued and respected.

Value of Employee Engagement

We value our people and take various actions for employee engagement. We assess employee engagement at least annually through a global engagement survey. During the past year, 77% of our people participated in the survey, which resulted in an Employee Engagement Index measuring 72%. Based on feedback received through periodic engagement surveys, management has implemented several initiatives to improve the employee experience from rewards and recognition, communications and process improvement. Various platforms like Global Talent Management, Coaching & Mentoring, Career Development programs, and global recognition are also used to improve employee experiences and engagement.

Management During COVID-19

We are committed to keeping our people safe and well. DXC employees are equipped and enabled to work virtually and flexibly from home today and continue to deliver results for our customers. Science and data will remain the drivers of our approach as we continue to navigate through COVID-19, and ensure the safety and well-being of our people. We will remain flexible and ready to react quickly if required to deliver for our customers. We recognize that this is an opportunity for DXC to change the employee experience in an impactful way.

Training and Education

We view professional development as a corporate responsibility — a strategic investment in our employees’ and the company’s future. Through our global learning management ecosystem, we offer hundreds of learning programs as well as a career development system to help employees reach their potential. Providing ways to learn, grow, and explore new and challenging opportunities contribute to our ability to retain a motivated, knowledgeable workforce. Assessing employee abilities and contributions is a cornerstone of development at DXC. Our self-directed learning culture encourages employees to learn at their own pace and in a learning environment of their preference. Key to our people development is the role managers play – we remain focused on equipping and enabling our people leaders to ensure our people have leaders that guide and support them in their development and success.

Inclusion & Diversity

We are committed to an Inclusive and Diverse workforce. The DXC Global Diversity and Non-Discrimination Policy guides our engagement in management and hiring practices that promote diversity and inclusion.

Human Rights

We are committed to the protection and advancement of human rights and to ensuring that our operations in communities around the world function with integrity. DXC is firmly committed to preventing the exploitation of vulnerable groups. Our main human rights–related focus areas are promoting good practice through our large and diverse global supply chain and supporting a diverse and inclusive corporate culture.

Available Information

We use our corporate website, www.dxc.technology, as a routine channel for distribution of important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available through the SEC at www.sec.gov/edgar/searchedgar/companysearch.html. Our corporate governance guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and Risk Committee) and code of ethics entitled "Code of Business Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Michael J. Salvino	55	2019	Indefinite	President and Chief Executive Officer	None
Kenneth P. Sharp	50	2020	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	63	2017	Indefinite	Executive Vice President and General Counsel	None
Mary E. Finch	51	2019	Indefinite	Executive Vice President and Chief Human Resources Officer	None
Vinod Bagal	55	2019	Indefinite	Executive Vice President, Global Delivery and Transformation	None
Neil A. Manna	58	2017	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

Michael J. Salvino became the President and Chief Executive Officer of DXC in September 2019 and has been a member of the Board of Directors of DXC since May 2019. Prior to joining DXC, Mr. Salvino served as managing director of Carrick Capital Partners from 2016 to 2019, where he was directly involved with Carrick's portfolio companies and in sourcing new investments, growing and managing large scale tech-enabled services businesses, specifically business process outsourcing, security and machine learning. Prior to his tenure at Carrick, from 2009 to 2016, Mr. Salvino served as group chief executive of Accenture Operations, where he led a team of more than 100,000 consulting and outsourcing professionals focused on providing business process outsourcing, infrastructure, security and cloud services to deliver business value and drive productivity and digital improvements for clients. Prior to that, he held leadership roles in the HR outsourcing business at Hewitt Associates Inc. and as president of the Americas Region at Exult Inc. Mr. Salvino is a board member of the Atrium Health Foundation, the largest healthcare system in the Carolinas, where he serves on the Investment Oversight Committee for both the hospital and the foundation. Mr. Salvino graduated from Marietta College with a Bachelor of Science degree in industrial engineering. He serves on the Marietta College Board of Trustees and is also a member of the Board of Visitors of the Duke University Pratt School of Engineering.

Kenneth P. Sharp became the Executive Vice President and Chief Financial Officer of DXC in November 2020. Prior to joining DXC, Mr. Sharp served as Vice President and Chief Financial Officer, Defense Systems Sector for Northrop Grumman (“NOC”) from June 2018 to November 2020. From January 2016 to June 2018, Mr. Sharp served as Senior Vice President, Finance of Orbital ATK (subsequently purchased by NOC). Prior to that, he served as Senior Vice President, Chief Accounting Officer and Corporate Controller of Leidos, Inc. (formerly SAIC, Inc.). Before joining Leidos, Mr. Sharp spent a decade at CSC, the predecessor company to DXC and eight years at Ernst & Young. Mr. Sharp also served in the United States Marine Corps.

William L. Deckelman, Jr. serves as Executive Vice President and General Counsel of DXC since September 2020. He previously served as Executive Vice President, General Counsel and Secretary of DXC since the completion of the HPES Merger. Prior to that, Mr. Deckelman served as Executive Vice President, General Counsel and Secretary of CSC. Mr. Deckelman joined CSC in January 2008 and served as Vice President, General Counsel and Secretary from 2008 to 2012, as Executive Vice President and General Counsel from 2012 to 2014, and as Executive Vice President, General Counsel and Secretary from August 2014 until the completion of the HPES Merger. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc. from 2000 to 2008, served as a director from 2000 to 2003, and previously held various executive positions there from 1989 to 1995.

Mary E. Finch was appointed as Executive Vice President and Chief Human Resources Officer of DXC in October 2019. Ms. Finch previously served as Executive Vice President and Chief Human Resources Officer of AECOM from September 2015 to October 2019. Prior to that, she served at Accenture as Senior Managing Director from September 2013 to August 2015 and as Managing Director Human Resources from January 2001 to September 2013, where she held various roles across the company including COO of Human Resources where she drove global delivery of HR services, overseeing operations supporting approximately 320,000 employees across 56 countries and multiple Accenture businesses. Ms. Finch also served as VP Human Resources of Abilizer Solutions Inc. from 2000 to 2001.

Vinod Bagal was appointed as Executive Vice President, Global Delivery and Transformation of DXC in October 2019. Prior to joining DXC, Mr. Bagal served at Cognizant Technology Solutions as Senior Vice President - Global Multi-Service Integration and North America Delivery and as Senior Vice President - Global Technology Consulting and Multi-Service Integration from September 2014 to October 2019, where he led the transformation of Cognizant's client delivery organization to position it for the next wave of professional services demands. From 1994 to 2014, Mr. Bagal held a series of leadership roles at Accenture.

Neil A. Manna has served as Senior Vice President, Corporate Controller and Principal Accounting Officer of DXC since the completion of the HPES Merger. He also served as Acting Chief Financial Officer of DXC from October 2020 until November 2020. Mr. Manna previously served as Principal Accounting Officer, Vice President and Controller of CSC. Mr. Manna joined CSC in June 2016. Prior to joining CSC, he served as the Chief Accounting Officer and Senior Vice President of CA Technologies (formerly Computer Associates, Inc.) from December 2008 to June 2016. He served as Principal Accounting Officer and Vice President of Worldwide Accounting for RealNetworks, Inc. from July 2007 to November 2008. He is a Certified Public Accountant and holds a Bachelor’s degree in Accounting and a Master’s degree in Business Administration.

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

Risk Factor Summary

The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this "Risk Factors" section in full. Some of the risks we face include:

Risks Related to Our Business

•Our business and financial results have been adversely affected and could continue to be materially adversely affected by the COVID-19 crisis.

•We may not succeed in our strategic objectives and our strategic transactions may prove unsuccessful.

•We could be held liable for damages, our reputation could suffer, or we may experience service interruptions, from security breaches, cyber-attacks or disclosure of confidential information or personal data.

•Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services up the Enterprise Technology Stack, may impact our future growth.

•Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

•Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing, cost and access to capital markets.

•We have indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

•Our primary markets are highly competitive. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

•If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

•Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments or otherwise breach obligations to our customers.

•Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

•Our international operations are exposed to risks, including fluctuations in exchange rates.

•Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business.

•We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

•We may inadvertently infringe on the intellectual property rights of others and our inability to procure third-party licenses may result in decreased revenue or increased costs.

•We may be exposed to negative publicity and other potential risks if we are unable to achieve and maintain effective internal controls over financial reporting.

•We have identified a material weakness in our internal control over financial reporting. Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements, which could materially harm our business, our reputation and our stock price.

•We could suffer additional losses due to asset impairment charges.

•We may not be able to pay dividends or repurchase shares of our common stock.

•Pending litigations may have a material and adverse impact on our profitability and liquidity.

•We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit, and our hedging program is subject to counterparty default risk.

•We derive significant revenues and profit from contracts awarded through costly competitive bidding processes, and we may not achieve revenue and profit objectives if we fail to bid on these projects effectively.

•If our customers experience financial difficulties, we may not be able to collect our receivables.

•If we are unable to maintain and grow our customer relationships over time or to comply with customer contracts or government contracting regulations or requirements, our operating results and cash flows will suffer.

•Recent U.S. tax legislation may materially affect our financial condition, results of operations and cash flows, and changes in our tax rates could affect our future results.

Risks Related to Our Strategic Transactions

•We could have an indemnification obligation to HPE if the stock distribution in connection with the HPES business separation were determined not to qualify for tax-free treatment.

•If the HPES Merger does not qualify as a reorganization under Section 368(a) of the Code, CSC's former stockholders may incur significant tax liabilities.

•We assumed certain material pension benefit obligations following the HPES Merger. These liabilities and future funding obligations could restrict our cash available for operations, capital expenditures and other requirements.

•The USPS Separation and Mergers and NPS Separation could result in substantial tax liability to DXC and our stockholders.

Risks Related to Our Business

Our business and financial results have been adversely affected and could continue to be materially adversely affected by the COVID-19 crisis.

The COVID-19 crisis has caused disruptions in global economies, financial and commodities markets and rapid shifts in governmental and public health policies in the countries where we operate or our customers are located or the industries in which we and our customers compete. The COVID-19 crisis and the actions taken by governments, businesses and individuals to curtail the spread of the disease have negatively impacted, and are expected to continue to negatively impact our business, results of operations, cash flows and financial condition. The extent of such impact will depend on future developments, including the duration and spread of COVID-19, the speed at which the vaccine is distributed, the number of individuals in general who agree to receive the vaccine along with the number of our employees receiving the vaccine. In addition, the recent COVID-19 strain mutations may also hamper the vaccine's effectiveness.

Negative impacts that have occurred, or may occur in the future, include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or our subcontractors, or the requirements to deliver our services remotely. A significant portion of our application outsourcing and software development activities is in India, which is currently experiencing a high rate of COVID-19 infections. Continued public health threat and government responses could materially adversely affect our operations and the delivery of our services. Negative impacts from COVID-19 could potentially affect our ability to perform under our contracts with customers. Cost increases may not be recoverable from customers or covered by insurance, which could impact our profitability. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

In addition, the COVID-19 crisis has resulted in a widespread global health crisis that is adversely affecting the economies and financial markets of many countries, which could result in an economic downturn that may negatively affect demand for our services, including the financial failure of some of our customers. This economic downturn, depending upon its severity and duration, could also lead to the deterioration of worldwide credit and financial markets that could limit our customers’ ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults.

Our financial results may also be materially and adversely impacted by a variety of factors related to COVID-19 that have not yet been determined, including potential impairments of goodwill and other assets, and changes to our contingent liabilities, for which actual amounts may materially exceed management estimates and our calculation of global tax liabilities. Even after the COVID-19 crisis has subsided, depending upon its duration and potential recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that may occur or be continuing as a result.

We continue to evaluate the extent to which the COVID-19 crisis has impacted us and our employees, customers and suppliers and the extent to which it and other emerging developments will impact us and our employees, customers and suppliers in the future. We caution investors that any of the factors mentioned above could have material and adverse impacts on our current and future business, results of operations, cash flows and financial condition.

To the extent the COVID-19 crisis and the resulting economic disruption continue to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our ability to generate sufficient cash flows to service our indebtedness and to comply with the covenants contained in the agreements that govern our indebtedness and our counterparty credit risk.

We may not succeed in our strategic objectives, which could adversely affect our business, financial condition, results of operations and cash flows.

Our transformation journey focuses on our customers, optimizing costs and seizing the market. Our strategic priorities include an initiative to assist DXC customers across a broader range of their information technology needs, which we refer to as “the enterprise technology stack.” We may not be able to implement our strategic priorities and progress on our transformation journey in accordance with our expectations for a variety of reasons, including failure to execute on our plans in a timely fashion, lack of adequate skills, ineffective management, inadequate incentives, customer resistance to new initiatives, inability to control costs or maintain competitive offerings. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, or if we pursue strategic priorities that prove to be unsuccessful, our business, financial position, results of operations and cash flows may be materially and adversely affected.

We could be held liable for damages, our reputation could suffer, or we may experience service interruptions, from security breaches, cyber-attacks, other security incidents or disclosure of confidential information or personal data, which could cause significant financial loss.

As a provider of IT services to private and public sector customers operating in a number of industries and countries, we store and process increasingly large amounts of data for our customers, including sensitive and personally identifiable information. We also manage IT infrastructure of our own and of customers. We possess valuable proprietary information, including copyrights, trade secrets and other intellectual property and we collect and store certain personal and financial information from customers and employees. Our security measures designed to identify and protect against security incidents may fail to detect, prevent or adequately respond to a future threat incident. Security incidents can result from unintentional events or deliberate attacks by insiders such as employees, contractors or service providers or third parties, including criminals, competitors, nation-states, and hacktivists. These incidents can result in significant disruption to our business through an impact on our operations or those of our clients, employees, vendors or other partners; loss of data (including proprietary, confidential or otherwise sensitive or valuable information) for us, our clients, employees, vendors or partners; reputational damage, injury to customer relationships, liability (whether contractual or otherwise) for any of the above, including monetary damages; remediation costs; regulatory actions from regulators; any of which, or a combination of which, could have a material impact on our results of operations or financial condition. The regulatory environment related to information security and data privacy is evolving rapidly and the Company will need to expend time and resources to ensure compliance with these evolving regulations, and failure to understand and comply with these regulations can have an impact on the Company, its results of operations, and financial condition.

The continued occurrence of high-profile data breaches and cyber-attacks, including by nation-state actors, reflects an external environment that is increasingly hostile to information and corporate security. Like other companies, we face an evolving array of information security and data security threats that pose risks to us and our customers. We can also be harmed by attacks on third parties, such as denial-of-service attacks. We see regular unauthorized efforts to access our systems, which we evaluate for severity and frequency. For example, in July 2020, certain systems of our subsidiary, Xchanging, experienced a ransomware attack. While incidents experienced thus far have not resulted in significant disruption to our business, it is possible that we could suffer a severe attack or incident, with potentially material and adverse effects on our business, reputation, customer relations, results of operations or financial condition.

In the event of a security incident, we could be exposed to regulatory actions, customer attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection or privacy laws. We must expend capital and other resources to protect against security incidents, including attempted security breaches and cyber-attacks and to alleviate problems caused by successful breaches or attacks. The cost, potential monetary damages, and operational consequences of responding to security incidents and implementing remediation measures could be significant and may be in excess of insurance policy limits or be not covered by our insurance at all.

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from security incidents, including breaches in the security or other failures of these systems. Security incidents such as through an advanced persistent threat attack, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, or our customers, could expose us to risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability and other litigation, reputational harm, and a loss of customer confidence, which could potentially have an adverse impact on future business with current and potential customers. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect our data and that of customers, including sensitive customer transaction data. A party, whether an insider or third party operating outside the Company, who is able to circumvent our security measures or those of our contractors, partners or vendors could access our systems and misappropriate proprietary information, the confidential data of our customers, employees or business partners or cause interruption in our or their operations.

Experienced computer programmers, hackers or insiders may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

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

Compliance with new privacy and security laws, requirements and regulations may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, litigation, fines and penalties. The regulatory landscape in these areas continues to evolve rapidly, and there is a risk that the Company could fail to address or comply with the fast changing regulatory environment, which could lead to regulatory or other actions which result in material liability for the Company. For example, in 2020, the California Consumer Privacy Act (“CCPA”) came into force and provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA also includes a private right of action for certain data breaches that is expected to increase data breach litigation. Failure to comply with the CCPA could result in civil penalties of $2,500 for each violation or $7,500 for each intentional violation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, potentially results in further uncertainty and could require us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” laws in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, the data protection landscape in the European Union (“EU”) is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

Further, in March 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term. Since the beginning of 2021 we must comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue.

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

Our strategic transactions may prove unsuccessful and our profitability may be materially and adversely affected.

At any given time, we may be engaged in discussions or negotiations with respect to one or more transactions, including acquisitions, divestitures or spin-offs, strategic partnerships or other transaction involving one or more of our businesses. Any of these transactions could be material to our business, financial condition, results of operations and cash flows. We may ultimately determine not to proceed with any transaction for commercial, financial, strategic or other reasons. As a result, we may not realize benefits expected from exploring one or more strategic transactions, may realize benefits further in the future or those benefits may ultimately be significantly smaller than anticipated, which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, we may fail to complete transactions. Closing transactions is subject to uncertainties and risks, including the risk that we may be unable to satisfy conditions to closing, such as regulatory and financing conditions and the absence of material adverse changes to our business.

For acquisitions, our inability to successfully integrate the operations we acquire and leverage these operations to generate substantial cost savings, as well as our inability to avoid revenue erosion and earnings decline, could have a material adverse effect on our results of operations, cash flows and financial position. In order to achieve successful acquisitions, we will need to:
•integrate the operations and business cultures, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;
•maintain third-party relationships previously established by acquired companies;
•attract and retain senior management and key personnel at acquired businesses; and
•manage new business lines, as well as acquisition-related workload.

Existing contractual restrictions may limit our ability to engage in certain integration activities for varying periods. We may not be successful in meeting these or any other challenges encountered in connection with historical and future acquisitions. Even if we successfully integrate, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. In addition, the quantification of previously announced synergies expected to result from an acquisition is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. In addition, future acquisitions could require dilutive issuances of equity securities and/or the assumption of contingent liabilities. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

Divestiture transactions, such as the USPS Separation, the sale of HHS business to Veritas Capital or the sale of the HPS business to Dedalus, also involve significant challenges and risks, including:
•the potential loss of key customers, suppliers, vendors and other key business partners;
•declining employee morale and retention issues affecting employees, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or perceived expectations;
•difficulty making new and strategic hires of new employees;
•diversion of management time and a shift of focus from operating the businesses to transaction execution considerations;
•customers delaying or deferring decisions or ending their relationships;
•the need to provide transition services, which may result in stranded costs and the diversion of resources and focus;
•the need to separate operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel, which is an inherently risky and potentially lengthy and costly process;
•the inefficiencies and lack of control that may result if such separation is delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result including potentially significant stranded costs;
•our desire to maintain an investment grade credit rating may cause us to use cash proceeds, if any, from any divestitures or other strategic transactions that we might otherwise have used for other purposes in order to reduce our financial leverage;
•the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order consummate any such transactions;
•our dependence on accounting, financial reporting, operating metrics and similar systems, controls and processes of divested businesses could lead to challenges in preparing our consolidated financial statements or maintaining effective financial control over financial reporting; and
•including contractual terms limiting our ability to compete for or perform certain contracts or services.

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

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services up the Enterprise Technology Stack, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards, are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change which has resulted in deflationary pressure in the price of services which in turn can adversely impact our margins. Our competitors may develop solutions or services that make our offerings obsolete or may force us to decrease prices on our services which can result in lower margins. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer needs in digital cloud, information technology outsourcing, consulting, industry software and solutions, and application services markets, and in areas such as artificial intelligence, automation, Internet of Things and as-a-service solutions, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. If we are unable to continue to execute our strategy and build our business across the Enterprise Technology Stack in a highly competitive and rapidly evolving environment or if we are unable to commercialize such services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. This has caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies by some of our customers is not sufficient to make up any shortfall by other customers. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations, including (1) the current high rate of COVID-19 infections and government responses, including renewed lockdowns,(2) a highly competitive labor market for skilled workers which may result in significant increases in labor costs, as well as shortages of qualified workers in the future and (3) the possibility that the U.S. Federal Government or the European Union may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, such as Ukraine and Russia, including but not limited to, military activity or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations.

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

Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing, cost, and access to capital markets.

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

We have indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have indebtedness totaling approximately $5.5 billion as of March 31, 2021 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
•events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could, if material and not cured, result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
•subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness that could cause our debt service obligations to increase significantly;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing;
•debt service may reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•placing us at a competitive disadvantage compared to less leveraged competitors;
•increasing our vulnerability to the impact of adverse economic and industry conditions; and
•causing us to reduce or eliminate our return of cash to our stockholders, including via dividends and share repurchases.

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

In July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.

Certain of our financing agreements include language to determine a replacement rate for LIBOR, if necessary. However, if LIBOR ceases to exist, we may need to renegotiate some financing agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate; however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

Our primary markets are highly competitive. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

Our competitors include large, technically competent and well-capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure-play” companies that have a single product focus. This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current operating margins, or achieve favorable operating margins, for technology outsourcing contracts extended or renewed in the future. If we fail to effectively reduce our cost structure during periods with declining margins, our results of operations may be adversely affected.

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology, innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support and security. If we are unable to compete based on such factors, we could lose customers or we may experience reduced profitability from our customers and our results of operations and business prospects could be harmed. We have a large portfolio of services and we need to allocate financial, personnel and other resources across all services while competing with companies that have smaller portfolios or specialize in one or more of our service lines. As a result, we may invest less in certain business areas than our competitors do, and competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, competitors may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

We face aggressive price competition and may have to lower prices to stay competitive, while simultaneously seeking to maintain or improve revenue and gross margin. This price competition may continue to increase from emerging companies that sell products and services into the same markets in which we operate. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, may be able to offer lower prices than we are able to offer. If we experience pressure from competitors to lower our prices, we may have lower than expected profit margins and lost business opportunities if we are unable to match the price declines. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

Some ITO services agreements contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreedupon adjustment, and normalization factors. Generally, if the benchmarking study shows that the pricing differs from the peer group outside a specified range, and the difference is not due to the unique requirements of the customer, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our services business.

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

Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments or otherwise breach obligations to our customers.

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

We also must manage leadership development and succession planning throughout our business. Any significant leadership change and accompanying senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, such changes may cause uncertainty among investors, employees, customers, creditors and others concerning our future direction and performance. If we fail to effectively manage our leadership changes, including ongoing organizational and strategic changes, our business, financial condition, results of operations, cash flows and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

In addition, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is high, it may adversely impact our ability to realize the anticipated benefits of our strategic priorities.

If we do not hire, train, motivate, and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our customers, our financial performance and cash flows could suffer. For example, if our employee utilization rate is too low, our profitability, and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain enough employees with the skills or backgrounds needed to meet current demand, we may need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than necessary with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with customer demand in those geographies.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases and as more of the services we provide are shifted to lower cost regions of the world. Approximately 66% of revenues earned during fiscal 2021 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

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

The U.K. withdrew from the European Union on January 31, 2020 (“Brexit”). In connection with Brexit, the U.K. and the European Union agreed on the Trade and Cooperation Agreement (“TCA”) that governs the future trading relationship between the U.K. and the European Union in specified areas. The TCA took effect on January 1, 2021. The U.K. is no longer in the European Union customs union and is outside of the European Union single market. The TCA addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal. Uncertainty surrounding the effect of Brexit, as well as any potential impact on tax laws and trade policy in the U.S. and elsewhere may adversely impact our operations.

Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic or geopolitical and security conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflict, civil unrest, crime, political instability, human rights concerns, and terrorist activity;
•natural or man-made disasters, industrial accidents, public health issues, cybersecurity incidents, interruptions of service from utilities, transportation or telecommunications providers, or other catastrophic events;
•longer collection cycles and financial instability among customers;
•trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
•local labor conditions and regulations;
•managing our geographically dispersed workforce;
•changes in the international, national or local regulatory and legal environments;
•differing technology standards or customer requirements;
•difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and
•changes in tax laws.

Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.

We operate in approximately 70 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry specific insurance processing in the U.K., which is regulated by authorities in the U.K. and elsewhere, such as the U.K.’s Financial Conduct Authority and Her Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk. For example, in February 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. Our related internal investigation is substantially complete, and we provided supplemental information to OFAC on January 31, 2020 and continue to work with OFAC on these issues. Our retail investment account management business in Germany is another example of a regulated business, which must maintain a banking license, is regulated by the German Federal Financial Supervisory Authority and the European Central Bank and must comply with German banking laws and regulations.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction, along with industry regulations such as regulation by bank regulators in the U.S. and Europe. These regulations and environments are also subject to change.

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

Our operations are also subject to a broad array of domestic and international environmental, health, and safety laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, our failure to comply with these laws or regulations can result in civil, criminal or regulatory penalties, fines, and legal liabilities; suspension, delay or alterations of our operations; damage to our reputation; and restrictions on our operations or sales. Our business could also be affected if new environmental legislation is passed which impacts our current operations and business. In addition, as climate change laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we may be required to comply or potentially face market access limitations, fines or reputational injury. Such laws, regulations, treaties or initiatives in response to climate change could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations.

We are also subject to risks associated with environmental, social and governance (“ESG”) regulations. Governmental bodies, investors, clients and businesses are increasingly focused on prioritizing ESG practices, which has resulted and may in the future continue to result in the adoption of new laws and regulations. Our inability to keep pace with any ESG regulations, trends and developments or failure to meet the expectations or interests of our clients and investors could adversely affect our business and reputation.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We have implemented several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. There are also significant costs associated with restructuring which can have a significant impact on our earnings and cash flow. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 22 - "Restructuring Costs."

In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties, resulting in claims for damages against us or our customers. Our contracts generally indemnify our customers from claims for intellectual property infringement for the services and equipment we provide under the applicable contracts. We also indemnify certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of software products and services and certain other matters. Some of the applicable indemnification arrangements may not be subject to maximum loss clauses. The expense and time of defending against these claims may have a material and adverse impact on our profitability. If we lose our ability to continue using any such services and solutions because they are found to infringe the rights of others, we will need to obtain substitute solutions or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such solutions, or to replace such solutions in a timely or cost-effective manner, could materially adversely affect our results of operations. Additionally, the publicity resulting from infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

Our inability to procure third-party licenses required for the operation of our products and service offerings may result in decreased revenue or increased costs.

Many of our products and service offerings depends on the continued performance and availability of software licensed from third-party vendors under our contractual arrangements. Because of the nature of these licenses and arrangements, there can be no assurance that we would be able to retain all of these intellectual property rights upon renewal, expiration or termination of such licenses or that we will be able to procure, renew or extend such licenses on commercially reasonable terms which may result in increased costs. Certain of our licenses are concentrated in one or more third-party licensors where multiple licenses are up for renewal at the same time, which could decrease our ability to negotiate reasonable license fees and could result in our loss of rights under such licenses.

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

Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to litigation or regulatory scrutiny and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements, which could materially harm our business, our reputation and our stock price.

During the third quarter of fiscal 2020, our management identified a material weakness in our internal control over financial reporting as of December 31, 2019 related to reassessing policies and procedures to determine their continued relevance, as impacted by complex transactions and processes. See "Item 9A. Controls and Procedures." Without effective internal control over financial reporting, we may fail to detect or prevent a material misstatement in our financial statements. In that event, we may be required to restate our financial statements. A restatement or an unremediated material weakness could result in a loss of confidence in us by our investors, customers, regulators and/or counterparties. In addition, our remediation efforts are still ongoing and if we are unable to promptly remediate the material weakness identified above, or if we were to conclude in the future that we have one or more additional weaknesses, our investors, regulators, customers and/or counterparties may lose confidence in our reported financial information. Additionally, management may be required to devote significant time and incur significant expense to remediate the material weakness, and management may not be able to complete such remediation in a timely manner. Any of the foregoing could materially harm our business, our reputation and the market price of our common stock.
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

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, DXC announced that its Board of Directors approved an incremental $2.0 billion share repurchase authorization. In addition, while we paid quarterly cash dividends to our stockholders starting fiscal 2018 in accordance with our announced dividend policy, we suspended the payment of quarterly dividends starting in fiscal 2021 to enhance our financial flexibility. We intend to continue to suspend quarterly cash dividends for fiscal 2022. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

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

As noted in Note 23 - "Commitments and Contingencies," we are currently party to a number of disputes that involve or may involve litigation or arbitration, including putative securities class actions pending in both state and federal courts and other lawsuits in which we and certain of our officers and directors have been named as defendants. The result of these lawsuits and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, including in the form of legal fees and/or damages, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

We are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For more detail, see Note 13 – “Income Taxes.”

We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible to predict the ability of our customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could pose a risk to our business if customers or suppliers are unable to obtain financing to meet payment or delivery obligations to us. In the event that one or more customers or suppliers' defaults on its payment or delivery obligations, we could incur significant losses, which may harm our business, reputation, results of operations, cash flows and financial condition. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenues.

Further, as of March 31, 2021, we have $0.7 billion of floating interest rate debt. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

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

We derive significant revenues and profit from government contracts that are awarded through competitive bidding processes. We expect that most of the non-U.S. government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding is expensive and presents a number of risks, including:
•the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;
•the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design;
•the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding;
•the requirement to resubmit bids protested by our competitors and in the termination, reduction, or modification of the awarded contracts; and
•the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

We devote significant resources to establish relationships with our customers and implement our offerings and related services, particularly in the case of large enterprises that often request or require specific features or functions specific to their particular business profile. Accordingly, our operating results depend in substantial part on our ability to deliver a successful customer experience and persuade customers to maintain and grow their relationship with us over time. If we are not successful in implementing an offering or delivering a successful customer experience, including achieving cost and staffing levels that meet our customers’ expectations, customers could terminate or elect not to renew their agreements with us and our operating results may suffer.
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

In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in respect to the recent outbreak of COVID-19. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, the ability to utilize and carryback certain net operating losses, alternative minimum tax refunds and modifications to rules regarding the deductibility of net interest expense. Subsequent to the CARES Act, additional stimulus legislation has been enacted which included additional individual and corporate tax provisions and modifications to the CARES Act.

While some of the changes made by recent tax legislation may be beneficial to the Company in one or more reporting periods and prospectively, other changes may be adverse on a going forward basis. We continue to work with our tax advisors to determine the full impact that recent tax legislation as a whole will have on us.

Changes in U.S. tax legislation, regulation and government policy as a result of the 2020 U.S. presidential and congressional elections may impact our future financial position and results of operations.

On March 31, 2021, President Biden proposed the American Jobs Plan which included provisions to increase the corporate income tax rate to 28%, create a new 15% minimum tax on “book income,” and increased taxes on foreign income. While the likelihood of these changes or others being enacted or implemented is unclear, if passed in its current form, the proposed legislation could have a negative impact on our future financial position. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Changes in tax rates could affect our future results.

Our future effective tax rates, which are largely driven by the mix of our global earnings and the differing statutory tax rates in the jurisdictions where we operate, are subject to change as a result of changes in statutory tax rates enacted in those jurisdictions, or by changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

Risks Related to our Strategic Transactions

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

Under the tax matters agreement that we entered into with HPE in connection with the HPES Merger, we were required to indemnify HPE against taxes resulting from the Distribution or certain aspects of the HPES Merger arising as a result of an Everett Tainting Act (as defined in the Tax Matters Agreement). If we were required to indemnify HPE for taxes resulting from an Everett Tainting Act, that indemnification obligation would likely be substantial and could materially adversely affect our financial condition.

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

In addition, pursuant to the Employee Matters Agreement, DXC assumed certain other defined benefit pension liabilities in a number of non-U.S. countries (including the U.K., Germany and Switzerland). Unless otherwise agreed or required by local law, where a defined benefit pension plan was maintained solely by a member of the HPES business, DXC assumed all assets and liabilities arising out of those non-U.S. defined benefit pension plans, and where a defined benefit pension plan was not maintained solely by a member of the HPES business, DXC assumed all assets and liabilities for those eligible HPES employees in connection with the HPES Merger. These liabilities and the related future payment obligations could restrict cash available for our operations, capital expenditures and other requirements, and may materially affect our financial condition and liquidity.

The USPS Separation and Mergers and NPS Separation could result in substantial tax liability to DXC and our stockholders.

Among the closing conditions to completing the USPS Separation and Mergers, we received a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation qualifies as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) each of DXC and Perspecta is a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the USPS distribution qualifies as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the related mergers causes Section 355(e) of the Code to apply to the USPS distribution. If, notwithstanding the conclusions expressed in these opinions, the USPS Separation and Mergers were determined to be taxable, DXC and its stockholders could incur significant tax liabilities.

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

Additionally, even if the USPS Separation otherwise qualifies as a tax-free transaction, the USPS distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of Perspecta are deemed to be part of a plan or series of related transactions that includes the USPS distribution. In this event, the resulting tax liability could be substantial. In connection with the USPS Separation, we entered into a tax matters agreement with Perspecta, under which it agreed not to undertake any transaction without our consent that could reasonably be expected to cause the USPS Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities could be substantial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Tysons, VA. We own or lease numerous general office facilities, global security operations centers, strategic delivery centers and data centers with more than 500 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by both segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-location, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2021:

Geographic Area	Approximate Square Feet (in millions)
	Owned	Leased	Total
United States	5	1	6
International	4	13	17
Total	9	14	23

We believe that the facilities described above are suitable and adequate to meet our current and anticipated requirements. As we transition to a more permanent virtual model we believe we will have excess facilities space. See Note 10 - "Property and Equipment," which provides additional information related to our land, buildings and leasehold improvements, and Note 7 - "Leases," which provides additional information related to our real estate lease commitments.

ITEM 3. LEGAL PROCEEDINGS

See Note 23 - "Commitments and Contingencies" under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "DXC."

Number of Holders

As of May 24, 2021, there were 42,656 holders of record of our common stock.

Dividends

The Board of Directors (the “Board”) indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021.

Issuer Purchases of Equity Securities

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 16 - "Stockholders' Equity" for more information.

Performance Graph

The following graph shows a comparison from April 3, 2017 (the date our common stock commenced trading on the NYSE) through March 31, 2021 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 3, 2017 in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

The following table provides indexed returns assuming $100 was invested on April 3, 2017, with annual returns using our fiscal year-end date.

Indexed Return
	Return 2018*	Return 2019	Return 2020	Return 2021
DXC Technology Company	48.9%	(25.0)%	(76.9)%	121.5%
S&P 500 Index	14.2%	9.5%	(7.0)%	56.4%
S&P North American Technology Index	31.4%	15.7%	3.8%	72.0%
* Since April 3, 2017

Equity Compensation Plans

See Item 12 contained in Part III of this Annual Report for information regarding our equity compensation plans.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2021 and our financial condition as of March 31, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2021 and fiscal 2020. A comparison of our results of operations and liquidity and capital resources for fiscal 2020 and fiscal 2019 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on June 1, 2020.

Background

DXC helps global companies across the entire Enterprise Technology Stack, running their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds.

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia, and Australia. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). We market and sell our services directly to customers through our direct sales offices around the world. Our customers include commercial businesses of many sizes and in many industries and public sector enterprises.

Results of Operations

The following table sets forth certain financial data for fiscal 2021 and 2020:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2021	March 31, 2020

Revenues	$17,729	$19,577

Income (loss) from continuing operations, before taxes	654	(5,228)
Income tax expense	800	130
Net loss	$(146)	$(5,358)

Diluted loss per common share:	$(0.59)	$(20.76)

Fiscal 2021 Highlights

Fiscal 2021 financial highlights include the following:

•Fiscal 2021 revenues were $17,729 million, a decrease of 9.4% as compared to fiscal 2020. The decrease was primarily due to project terminations, the disposition of the U.S. State and Local Health and Human Services business ("HHS") business at the beginning of the third quarter of fiscal 2021, decrease in run-rate project volume, and project completions, offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020 and additional services provided to new and existing customers. Refer to the section below captioned "Revenues."
•Fiscal 2021 net loss and diluted loss per share were $146 million and $0.59, respectively. Net loss decreased by $5,212 million during fiscal 2021 as compared to the prior fiscal year. The decrease was primarily due to goodwill impairment offset by a gain on arbitration recognized in the prior year with fiscal 2021 benefiting from a gain on disposition of the HHS business, cost optimization realized in the current year and a reduction in revenue in the current year previously mentioned. Refer to the section below captioned "Cost and Expenses." Net loss included the cumulative impact of certain items of $773 million during fiscal 2021, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, impairment losses, gains on dispositions, pension and other post-retirement benefit ("OPEB") actuarial and settlement losses, debt extinguishment costs, and tax adjustment. This compares with net loss and diluted loss per share of $5,358 million and $20.76, respectively, for fiscal 2020.
•Fiscal 2021 income tax expense increased significantly over fiscal 2020 as a result of the gain on disposition of the HHS business, which included the impact of non-tax deductible goodwill. Fiscal 2020 income tax expense also reflected the impact of non-tax deductible goodwill impairments.
•Our cash and cash equivalents were $2,968 million at March 31, 2021.
•We generated $124 million of cash from operations during fiscal 2021, as compared to $2,350 million during fiscal 2020.

Revenues

During fiscal 2021 and fiscal 2020, the distribution of our revenues across geographies was as follows:

Revenues by Geography
8,000
6,000
4,000
2,000
0
$ (Millions)
United States
United Kingdom
Other Europe
Australia
Other International
Fiscal 2021
Fiscal 2020

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	Change	Percent Change
GBS	$8,336	$9,111	$(775)	(8.5)%
GIS	9,393	10,466	(1,073)	(10.3)%
Total Revenues	$17,729	$19,577	$(1,848)	(9.4)%

The decrease in revenues for fiscal 2021 compared with fiscal 2020 reflects project terminations, the disposition of the HHS business at the beginning of the third quarter of fiscal 2021, decrease in run-rate project volume, and project completions offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020 and additional services provided to new and existing customers. Fiscal 2021 revenues included a favorable foreign currency exchange rate impact of 1.7%, primarily driven by the weakening of the U.S. dollar against the Australian Dollar, Euro, and British Pound.

For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of this Annual Report.

As a global company, over 66% of our fiscal 2021 revenues were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Fiscal Years Ended
(in millions)	Constant Currency March 31, 2021	March 31, 2020	Change	Percentage Change
GBS	$8,188	$9,111	$(923)	(10.1)%
GIS	9,224	10,466	(1,242)	(11.9)%
Total Revenues	$17,412	$19,577	$(2,165)	(11.1)%

Global Business Services

Our GBS revenues were $8.3 billion for fiscal 2021, a decrease of 8.5% compared to fiscal 2020. GBS revenue in constant currency decreased 10.1% compared to fiscal 2020. The decrease in GBS revenues was primarily due to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021, project completions, and decrease in run-rate project volume. The decrease in revenue for fiscal 2021 was partially offset by contributions from our Luxoft acquisition which was executed during the first quarter of fiscal 2020 and additional services provided to existing customers.

Global Infrastructure Services

Our GIS revenues were $9.4 billion for fiscal 2021, a decrease of 10.3% compared to fiscal 2020. GIS revenue in constant currency decreased 11.9% compared to fiscal 2020. The decrease in GIS revenues reflects project completions, terminations, and decrease in run-rate project volume. The decrease in revenue for fiscal 2021 was partially offset by additional services provided to new and existing customers.

During fiscal 2021, GBS and GIS had contract awards of $11.0 billion and $8.8 billion, respectively, compared with $9.0 billion and $8.7 billion, respectively, during fiscal 2020.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended
	Amount		Percentage of Revenues
(in millions)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	Percentage Point Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,086	$14,901	79.5%	76.0%	3.5
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,066	2,050	11.7	10.5	1.2
Depreciation and amortization	1,970	1,942	11.1	9.9	1.2
Goodwill impairment losses	—	6,794	—	34.7	(34.7)
Restructuring costs	551	252	3.1	1.3	1.8
Interest expense	361	383	2.0	2.0	—
Interest income	(98)	(165)	(0.6)	(0.8)	0.2
Debt extinguishment costs	41	—	0.2	—	0.2
Gain on disposition of businesses	(2,004)	—	(11.3)	—	(11.3)
Gain on arbitration award	—	(632)	—	(3.2)	3.2
Other expense (income), net	102	(720)	0.6	(3.7)	4.3
Total costs and expenses	$17,075	$24,805	96.3%	126.7%	(30.4)

The 30.4 point decrease in total costs and expenses as a percentage of revenue for fiscal 2021 primarily reflects gains net of losses on dispositions in the current year and our fiscal 2020 goodwill impairment losses, partially offset by the gain on arbitration award that didn’t occur in fiscal 2021.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $14.1 billion for fiscal 2021, as compared to $14.9 billion in fiscal 2020. COS decreased $0.8 billion compared to the prior fiscal year. The decrease was primarily due to cost optimization savings partially offset by $190 million in impairments realized during fiscal 2021. The majority of impairments were on assets pre-purchased through preferred vendor agreements, which are scheduled to expire in fiscal 2022. The remainder of impairments primarily relate to software. COS as a percentage of revenue increased 3.5% as compared to the prior fiscal year. The increase was driven by a decline in revenue exceeding associated cost reductions that were further impacted by asset impairment during the current fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $2.1 billion for fiscal 2021, consistent with fiscal 2020. SG&A as a percentage of revenue increased 1.2%, compared to fiscal 2020. The increase was driven by a reduction in revenue during the current fiscal year.

Transaction, separation and integration-related costs, included in SG&A, were $358 million during fiscal 2021, as compared to $318 million during fiscal 2020.

Depreciation and Amortization

Depreciation expense was $754 million for fiscal 2021, as compared to $643 million in fiscal 2020. Depreciation expense increased $111 million due to an increase in newly capitalized assets and assets placed into service.

Amortization expense was $1,216 million for fiscal 2021, as compared to $1,299 million in fiscal 2020. Amortization expense decreased $83 million primarily due to a decrease in customer related intangibles related to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021. See Note 3 - "Divestitures" for additional information.

Goodwill Impairment Losses

DXC recognized goodwill impairment charges totaling $6,794 million during fiscal 2020. The impairment charges were primarily the result of a sustained decline in market capitalization during the fiscal 2020. See Note 12 - "Goodwill" for additional information.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2021, management approved global cost savings initiatives designed to better align our workforce and facility structures. Total restructuring costs recorded, net of reversals, during fiscal 2021 and 2020 were $551 million and $252 million, respectively. The net amounts recorded included $13 million and $10 million of pension benefit augmentations for fiscal 2021 and 2020, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

See Note 22 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Interest expense for fiscal 2021 was $361 million, as compared to $383 million in fiscal 2020. The decrease in interest expense was primarily due to lower interest rates on finance leases, a reduction in interest charges within our multicurrency cash pools, and retirement of debt instruments. The decrease in interest expense for fiscal 2021 was partially offset by increased amounts drawn on our revolving credit facility.

Interest income for fiscal 2021 was $98 million, as compared to $165 million in fiscal 2020. The year-over-year decrease in interest income was primarily driven by interest income in the second quarter of fiscal year 2020 related to arbitration discussed below under the caption “Gain on Arbitration Award" and lower income from our multicurrency cash pools and money market accounts.

Debt Extinguishment Costs

During fiscal 2021, we recorded $41 million of debt extinguishment costs within the consolidated statement of operations, which consists primarily of costs related to the redemption of 4.00% Senior Notes due fiscal 2024. There were no debt extinguishment costs recorded in fiscal 2020.

Gain on Dispositions

During fiscal 2021, DXC sold its HHS business for $5.0 billion which resulted in an estimated pre-tax gain on sale of $2,014 million, net of closing costs. Insignificant businesses were also sold during fiscal 2021 that resulted in a loss of $10 million.

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

Other Expense (Income), Net

Other expense (income), net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The components of other expense (income), net for fiscal 2021 and 2020 are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020
Non-service cost components of net periodic pension expense (income)	$110	$(658)
Foreign currency loss (gain)	14	(25)
Other gain	(22)	(37)
Total	$102	$(720)

The $822 million decrease in other income for fiscal 2021, as compared to the prior fiscal year, was due to a year-over-year decrease of $768 million in non-service components of net periodic pension income attributable to changes in mark-to-market actuarial assumptions and asset valuations, a year-over-year unfavorable foreign currency impact of $39 million, and a $15 million decrease in other gains related to sales of non-operating assets.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2021, 2020 and 2019 was 122.3%, 2.5% and 19% respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 13 - "Income Taxes."

In fiscal 2021, the ETR was primarily impacted by:
•Impact of the HHS and other business divestitures, which increased tax expense and increased the ETR $344 million and 52.6%, respectively. The HHS tax gain increased tax expense and the ETR as the tax basis of assets sold, primarily goodwill, was lower than the book basis.
•Continued losses in countries where we are recording a valuation allowance on certain deferred tax assets, primarily in Belgium, Denmark, Italy, France, Luxembourg, and U.S., and an impairment of the full German deferred tax asset, which increased income tax expense and increased the ETR by $1,565 million and 239.3%, respectively.
•An increase in Income Tax and Foreign Tax Credits, which decreased income tax expense and decreased the ETR by $319 million and 48.7%, respectively.
•Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $1,226 million and 187.5%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•The Company recognized adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $112 million and 17.2% respectively.

In fiscal 2020, the ETR was primarily impacted by:
•Non-deductible goodwill impairment charge, which increased income tax expense and increased the ETR by $1,482 million and 28.3%, respectively.
•Non-taxable gain on the arbitration award, which decreased income tax expense and decreased the ETR by $186 million and 3.6%, respectively
•A change in the net valuation allowance on certain deferred tax assets, primarily in Australia, Brazil, China, Luxembourg, and Singapore, which increased income tax expense and increased the ETR by $631 million and 12.1% respectively.
•An increase in Income Tax and Foreign Tax Credits, primarily relating to research and development credits recognized for prior years, which decreased income tax expense and decreased the ETR by $135 million and 2.6%, respectively.
•Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $637 million and 12.2%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

In fiscal 2019, the ETR was primarily impacted by:
•Local tax losses on investments in Luxembourg that decreased the foreign tax rate differential and decreased the ETR by $360 million and 23.7%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•A change in the net valuation allowance on certain deferred tax assets, primarily in Luxembourg, Germany, Spain, U.K., and Switzerland, which increased income tax expense and increased the ETR by $256 million and 16.9%, respectively.
•A decrease in the transition tax liability and a change in tax accounting method for deferred revenue, which decreased income tax expense and decreased the ETR by $66 million and 4.3%, respectively.

The IRS is examining the Company's federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC's fiscal 2008 through 2017 federal tax returns, the Company has entered into negotiations for a resolution on the years under audit through settlement with the IRS Office of Appeals. The IRS examined several issues for these years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some of these adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and intend to challenge them in the IRS Office of Appeals or Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of $405 million (including estimated interest and penalties) and related cash cost for the unreserved portion of the these items if we do not prevail in Tax Court. We do not expect these matters that proceed to tax court to be resolved in the next 12 months. We have received a notice of deficiency with respect to fiscal 2011 and 2013, and have filed a petition in Tax Court with respect to fiscal 2013 and expect to file in Tax Court with respect to fiscal 2011 in the first quarter of fiscal 2022. We also expect fiscal 2010 to proceed to Tax Court.

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2012 through August 31, 2021 to provide for IRS completion of their review. The Company has agreed to extend the statute of limitations for fiscal years 2014 through fiscal 2017 through October 31, 2021 to provide for IRS completion of their review.

The Company expects to reach a resolution for all years no earlier than the first quarter of fiscal 2023 except for agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2017 federal tax returns, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than we have accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through less payment than previously estimated. We believe the outcomes that are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $52 million, excluding interest, penalties, and tax carryforwards.

Loss Per Share

Diluted loss per share for fiscal 2021 was $0.59, as compared to $20.76 in fiscal 2020. The loss per share decrease was due to a decrease of $5,212 million in net loss.

Diluted loss per share for fiscal 2021 includes $1.79 per share of restructuring costs, $1.06 per share of transaction, separation and integration-related costs, $1.59 per share of amortization of acquired intangible assets, $0.55 per share of impairment losses, $(4.22) per share of net gains on dispositions, $1.57 per share of pension and OPEB actuarial and settlement losses, $0.12 per share of debt extinguishment costs, and $0.55 per share of tax adjustment relating to a valuation allowance on deferred tax assets offset by changes in outside basis related to held for sale classification of the HPS business.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income from continuing operations before income taxes, non-GAAP net income and non-GAAP EPS, constant currency revenues, net debt and net debt-to-total capitalization.

We believe EBIT, adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS provide investors with useful supplemental information about our operating performance after excluding certain categories of expenses.

We believe constant currency revenues provides investors with useful supplemental information about our revenues after excluding the effect of currency exchange rate fluctuations for currencies other than U.S. dollars in the periods presented. See below for a description of the methodology we use to present constant currency revenues. We believe net debt and net debt-to-total capitalization provide investors with useful supplemental information about DXC’s net leverage and capitalization.

One category of expenses excluded from adjusted EBIT, non-GAAP income from continuing operations before tax, non-GAAP net income and non-GAAP EPS, incremental amortization of intangible assets acquired through business combinations, may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangible assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets primarily customer-related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

Another category of expenses excluded from adjusted EBIT, non-GAAP income from continuing operations before tax, non-GAAP net income and non-GAAP EPS, impairment losses, may result in a significant difference in period over period expense on a GAAP basis. We exclude impairment losses as these non-cash amounts, generally an acceleration of what would be multiple periods of expense and do not expect to occur frequently. Further assets such as goodwill may be significantly impacted by market conditions outside of management’s control.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	Change	Percentage Change
Income (loss) from continuing operations	$654	$(5,228)	$5,882	112.5%
Non-GAAP income from continuing operations	$839	$1,843	$(1,004)	(54.5)%
Net income loss	$(146)	$(5,358)	$5,212	97.3%
Adjusted EBIT	$1,102	$2,061	$(959)	(46.5)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:
•Restructuring costs – includes costs, net of reversals, related to workforce and real estate optimization and other similar charges.
•Transaction, separation and integration-related (“TSI”) costs – includes costs related to integration, planning, financing and advisory fees and other similar charges associated with mergers, acquisitions, strategic investments, joint ventures, and dispositions and other similar transactions.(1)
•Amortization of acquired intangible assets – includes amortization of intangible assets acquired through business combinations.
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(2)
•Pension and OPEB actuarial and settlement gains and losses – pension and OPEB actuarial mark to market adjustments and settlement gains and losses.
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(3)
•Impairment losses – impairment losses on assets classified as long-term on the balance sheet.(4)
•Gain on arbitration award – reflects a gain related to the HPES merger arbitration award.
•Tax adjustments – adjustments to impair tax assets, merger and divestiture related tax matters, restructuring charges and income tax expense of non-GAAP adjustments. Income tax expense of other non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.(5)

(1) TSI-Related Costs for all periods presented include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

(2) Gains and losses on dispositions for fiscal 2021 includes a $2,014 million gain on sale of the HHS business, a gain of $5 million on sales of other insignificant businesses, and a $15 million loss on equity securities without readily determinable fair value, which were adjusted to fair value following receipt of a bona fide offer to purchase. We expect to close the sale of the equity securities during fiscal 2022.

(3) Debt extinguishment costs adjustments for all periods presented includes $34 million to fully redeem our 4.00% senior notes due fiscal 2024 and $7 million to partially redeem two series of our 4.45% senior notes due fiscal 2023 via tender offer.

(4) Impairment losses for the fourth quarter of fiscal 2021 of $190 million relate to the impairment of undeployable assets, software, and capitalized transition and transformation costs. In fiscal 2020 goodwill was impaired following a sustained decline in market capitalization.

Impairment losses for the fourth quarter of fiscal 2021 were $190 million. This includes $165 million impairment for assets pre-purchased through preferred vendor agreements and determined undeployable, $12 million partial impairment of acquired software, $7 million partial impairment of internally developed software intended for internal use and external sale, and $6 million of capitalized transition and transformation contract costs.

(5) Tax adjustment for fiscal 2021 includes $175 million for the impairment of the German deferred tax asset via a valuation allowance, $9 million for tax expense relating to the USPS spin-off, offset by $35 million tax benefit related to the held for sale classification of the Healthcare Provider Software business, and $7 million tax benefit related to prior restructuring charges. The German tax asset was created from multiple periods of losses in Germany that, if not for certain non-GAAP adjustments of restructurings, pension mark to market loss, and impairments, would not have required the asset to be impaired and a valuation allowance established. Tax adjustments for fiscal 2020 includes tax expense related to prior restructuring charges.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,086	$—	$(2)	$—	$(190)	$—	$—	$—	$—	$13,894
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,066	—	(363)	—	—	—	—	—	—	1,703
Income from continuing operations, before taxes	654	551	358	530	190	(2,004)	519	41	—	839
Income tax expense (benefit)	800	92	87	121	49	(920)	115	10	(142)	212
Net (loss) income	(146)	459	271	409	141	(1,084)	404	31	142	627
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	—	—	—	3
Net (loss) income attributable to DXC common stockholders	$(149)	$459	$271	$409	$141	$(1,084)	$404	$31	$142	$624

Effective Tax Rate	122.3%									25.3%

Basic EPS	$(0.59)	$1.81	$1.07	$1.61	$0.55	$(4.27)	$1.59	$0.12	$0.56	$2.46
Diluted EPS	$(0.59)	$1.79	$1.06	$1.59	$0.55	$(4.22)	$1.57	$0.12	$0.55	$2.43

Weighted average common shares outstanding for:
Basic EPS	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14
Diluted EPS	254.14	256.86	256.86	256.86	256.86	256.86	256.86	256.86	256.86	256.86
* The net periodic pension cost within net loss includes $1,401 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP net income includes $659 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Fiscal Year Ended March 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Gain on Arbitration Award	Pension and OPEB Actuarial and Settlement Gains	Tax Adjustment	Non-GAAP Results
Costs of services (excludes depreciation and amortization and restructuring costs)	$14,901	$—	$—	$—	$—	$—	$—	$—	$14,901
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,050	—	(318)	—	—	—	—	—	1,732
(Loss) income from continuing operations, before taxes	(5,228)	252	318	583	6,794	(632)	(244)	—	1,843
Income tax expense (benefit)	130	44	63	133	95	—	(51)	(33)	381
Net (loss) income	(5,358)	208	255	450	6,699	(632)	(193)	33	1,462
Less: net income attributable to non-controlling interest, net of tax	11	—	—	—	—	—	—	—	11
Net (loss) income attributable to DXC common stockholders	$(5,369)	$208	$255	$450	$6,699	$(632)	$(193)	$33	$1,451

Effective Tax Rate	(2.5)%								20.7%

Basic EPS	$(20.76)	$0.80	$0.99	$1.74	$25.91	$(2.44)	$(0.75)	$0.13	$5.61
Diluted EPS	$(20.76)	$0.80	$0.98	$1.73	$25.78	$(2.43)	$(0.74)	$0.13	$5.58

Weighted average common shares outstanding for:
Basic EPS	258.57	258.57	258.57	258.57	258.57	258.57	258.57	258.57	258.57
Diluted EPS	258.57	259.81	259.81	259.81	259.81	259.81	259.81	259.81	259.81
* The net periodic pension cost within net loss includes $526 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP net income includes $651 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

Reconciliations of net income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020
Net loss	$(146)	$(5,358)
Income tax expense	800	130
Interest income	(98)	(165)
Interest expense	361	383
EBIT	917	(5,010)
Restructuring costs	551	252
Transaction, separation and integration-related costs	358	318
Amortization of acquired intangible assets	530	583
(Gains) and losses on dispositions	(2,004)	—
Pension and OPEB actuarial and settlement losses (gains)	519	(244)
Debt extinguishment costs	41	—
Impairment losses	190	6,794
Gain on arbitration award	—	(632)
Adjusted EBIT	$1,102	$2,061

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2021, our cash and cash equivalents ("cash") was $3.0 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.2 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.6 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.1 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

Cash was $3.0 billion and $3.7 billion as of March 31, 2021 and March 31, 2020, respectively. The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$124	$2,350	$1,783
Net cash provided by (used in) investing activities	4,665	(2,137)	69
Net cash (used in) provided by financing activities	(5,476)	657	(1,663)
Effect of exchange rate changes on cash and cash equivalents	39	(90)	(19)
Cash classified within current assets held for sale	(63)	—	—
Net (decrease) increase in cash and cash equivalents	(711)	780	170
Cash and cash equivalents at beginning of year	3,679	2,899	2,729
Cash and cash equivalents at end of year	$2,968	$3,679	$2,899

Operating cash flow

Net cash provided by operating activities during fiscal 2021 was $124 million as compared to $2,350 million during fiscal 2020. The decrease of $2,226 million was due to a decrease in net income, net of adjustments of $2,923 million. The net decrease in cash provided by operating activities was partially offset by a $697 million favorable change in working capital due to lower working capital outflows during fiscal 2021 as compared to fiscal 2020.

The following table contains certain key working capital metrics:

	As of
	March 31, 2021	March 31, 2020	March 31, 2019
Days of sales outstanding in accounts receivable	67	65	64
Days of purchases outstanding in accounts payable	(41)	(66)	(69)
Cash conversion cycle	26	(1)	(5)

Investing cash flow

Net cash provided by (used in) investing activities during fiscal 2021 was $4,665 million as compared to $(2,137) million during fiscal 2020. The increase of $6,802 million was primarily due to cash proceeds received from business divestitures of $4,947 million in fiscal 2021, a decrease in cash paid for acquisitions of $2,181 million, an increase in proceeds from sale of assets of $91 million, a decrease in purchases of property and equipment of $89 million, and the absence of short-term investing, net of proceeds, of $37 million in fiscal 2020. This was partially offset by a decrease in cash collections related to deferred purchase price receivable of $512 million and a $48 million increase in payments for software licenses related to the divestitures of the HHS business.

Financing cash flow

Net cash (used in) provided by financing activities during fiscal 2021 was $(5,476) million, as compared to $657 million during fiscal 2020. The $6,133 million increase in cash used was primarily due to an increase in repayments, net of borrowings, of $3,718 million on term loans and other long-term debt, $3,000 million on lines of credit, and $229 million on commercial paper. In total, we used $3.5 billion of the net proceeds from the sale of the HHS business to repay debt during the fiscal year. We also had an increase in payments on finance leases and borrowings for asset financing of $65 million and payments of debt extinguishment costs of $41 million in fiscal 2021. This was partially offset by elimination of stock repurchases during fiscal 2021 while common stock repurchases totaled $736 million in fiscal 2020 and a decrease in dividend payments of $161 million from fiscal 2020.

Capital Resources

See Note 23 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2021	March 31, 2020
Short-term debt and current maturities of long-term debt	$1,167	$1,276
Long-term debt, net of current maturities	4,345	8,672
Total debt	$5,512	$9,948

The $4.4 billion decrease in total debt during fiscal 2021 was primarily attributed to the prepayment of $1.5 billion of Revolver Credit Facility outstanding at fiscal year-end March 31, 2020, €312 million of Euro commercial paper, and the following term loan facilities: €750 million of Euro Term Loan due fiscal 2022 and 2023, A$800 million of AUD Term Loan due fiscal 2022, £450 million of GBP Term Loan due fiscal 2022, $481 million of USD Term Loan due fiscal 2025, €350 million of Euro Term Loan due fiscal 2024 and the retirement of $127 million principal amount of 4.45% Senior Notes due fiscal 2023 via tender offer. (See Note 14 - "Debt — Tender Offers.") In addition, we issued irrevocable redemption notice to retire all the remaining two series of 4.45% Senior Notes (approximately $319 million) due fiscal 2023. These were partially offset by the issuance of $500 million of 4.13% Senior Notes due fiscal 2026.

During the first quarter of fiscal 2021, we applied for and were confirmed eligible to participate in the Bank of England’s (“BOE”) COVID Corporate Funding Facility, a BOE program that provides term liquidity funding to investment grade corporate issuers with significant operations in the U.K., in order to stabilize and facilitate continued access to sterling commercial paper markets. At our option, we can borrow up to a maximum of €1.0 billion or its equivalent in Euro, British Pound and U.S. dollar. On June 15, 2020, DXC Capital Funding DAC (previously named DXC Capital Funding Limited), an indirect subsidiary of the Company, issued £600 million in commercial paper maturing May 2021 under its existing €1.0 billion commercial paper program via direct sale to the BOE. The issued £600 million in commercial paper was subsequently prepaid as discussed below.

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

During fiscal 2021, we borrowed the remaining $2.5 billion under the $4.0 billion credit facility agreement and repaid the full $4.0 billion on the same. The purpose of the borrowing was to mitigate our reliance on volatile short-term commercial paper markets and to strengthen our cash and liquidity position given the uncertainties related to the COVID-19 crisis and its potential impact on our customers and our business. The credit facility repayment resulted from the availability of other liquidity resources. The entire $4.0 billion credit facility is available for redraw at our request.

In March 2021, we used cash on hand and redeemed the entire issue of $500 million of 4.00% Senior Notes due fiscal 2024 in anticipation of divestiture proceeds from the sale of our HPS business that was completed on April 1, 2021. We also commenced in March 2021 a concurrent tender offer and issued irrevocable redemption notice that resulted in the retirement of $127 million principal amount 4.45% Notes due fiscal 2023.

Subsequent to the fiscal year, we used the proceeds from the sale of our HPS business to complete the retirement of all remaining $319 million of the two series of 4.45% Senior Notes due fiscal 2023. We also repurchased $33 million of the 4.125% Senior Notes due fiscal 2026 and took measures to retire and prepay certain capital leases and equipment related financing whose balance was about $300 million as of fiscal 2021 using the proceeds from the divestitures of other businesses and existing cash on hand.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2021 and March 31, 2020.

The debt maturity chart below summarizes the future maturities of long-term debt principal for fiscal years subsequent to March 31, 2021 and excludes maturities of borrowings for assets acquired under long-term financing and finance lease liabilities. The chart does not reflect the redemption of the remaining $319 million in Notes due fiscal 2023 that were initiated via redemption notice in March 2021, which was completely retired in April 2021. See Note 14 - "Debt" for more information.

Debt Maturity
$ (Millions)
$319
$95
$439
$845
$1,264
$500
$234
22
23
24
25
26
27
28
29
30
Fiscal year maturity
Term Loans
Notes

The following table summarizes our capitalization ratios:

	As of
(in millions)	March 31, 2021	March 31, 2020
Total debt	$5,512	$9,948
Cash and cash equivalents(1)	2,968	3,679
Net debt(2)	$2,544	$6,269

Total debt	$5,512	$9,948
Equity	5,308	5,129
Total capitalization	$10,820	$15,077

Debt-to-total capitalization	50.9%	66.0%
Net debt-to-total capitalization(2)	23.5%	41.6%

(1) Cash and cash equivalents includes previously described cash held outside of the U.S., at a German financial services subsidiary and at majority owned consolidated subsidiaries.
(2) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using our cash and cash equivalents, including cash subject to limitations, as previously described in Cash and Cash Equivalents and Cash Flows. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

Net debt-to-total capitalization as of March 31, 2021 decreased as compared to March 31, 2020, primarily due to the decrease in total debt attributed to the prepayment of the credit facility agreement and various term loans, bonds and commercial papers during the fiscal year as mentioned above, and by the increase in equity primarily attributed to the gain on disposition of businesses during fiscal 2021.

As of March 31, 2021, our credit ratings were as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody's	Baa2	P-2	Negative
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Item 1A - Risk Factors subsection titled, "Our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing, cost, and access to capital markets."

See Note 23 - "Commitments and Contingencies" for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper and bonds. In addition, we currently utilize and will further utilize our cross-currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2021
Cash and cash equivalents	$2,968
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,968

During March 2020 as the evolving global COVID-19 crisis resulted in increasing government actions to shut down economic activity and enforce stay-at-home orders, global capital markets were disrupted and became tumultuous, including the near shut down of commercial paper markets for issuers such as the Company as short-term fixed income investors prepared for potential redemptions. On March 24, 2020, the Company announced the draw-down of $1.5 billion from its Revolving Credit Facility due 2025 in order to increase cash on hand and eliminate the reliance on commercial paper markets along with the suspension of the Company’s Euro and USD commercial paper program until the Company deems such capital markets stabilized and reliable. As a result, the Company’s commercial paper outstanding was reduced from $863 million to $542 million as of March 31, 2020, and further reduced to $213 million as of March 31, 2021. During fiscal 2021, capital markets have stabilized and central bank actions have improved liquidity in commercial paper markets and our access to such commercial paper markets have normalized.

On April 6, 2020, the Company drew the entire $2.5 billion remaining availability under its Revolving Credit Facilities, in order to secure liquidity as additional cash on hand to support the Company’s liquidity resources during the COVID-19 crisis and to mitigate the uncertainties caused by volatile capital markets, changing governmental policies, and evolving impact on world economies.

In May 2020, the Company issued $1.0 billion in principal amount of Senior Notes in the form of $500 million principal amount of 4.00% Senior Notes due fiscal 2024 and $500 million principal amount of 4.13% Senior Notes due fiscal 2026. All the net proceeds from the Notes offerings were applied towards the early prepayment of the Company’s term loan facilities, including prepayment of €500 million of Euro Term Loan due fiscal 2022, £150 million of GBP Term Loan due fiscal 2022, A$300 million of AUD Term Loan due fiscal 2022, and $100 million of USD Term Loan due fiscal 2025.

In March 2021, the Company retired $500 million principal amount of 4.0% Senior Notes due fiscal 2024.

The Company retired via tender offer $127 million principal amount of its 4.45% Senior Notes due fiscal 2023 across two series in March 2021 and issued irrevocable redemption notice for the remaining amounts outstanding. In April 2021, the Company retired the remaining $319 million principal amount across two series through redemption. There is no amount outstanding under either series of the 4.45% Notes due fiscal 2023 after the completion of these two actions.

On May 15, 2020, the Company agreed with its lenders and modified the definition of Leverage Ratio to be measured on a “net of cash” basis across all of the Company’s bank credit and term loan facilities, and for such newly defined Leverage Ratio limitation of Total Consolidated Net Indebtedness to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in such credit and term loan facilities, currently at 3.0x, to be reduced to 2.25x thereafter beginning the fiscal year ending March 31, 2022 (with the first quarterly measurement date as of June 30, 2021). The net effect of such adjustment to the Leverage Ratio definition in the Company’s credit and term loan facilities is to allow the Company the flexibility to maintain elevated cash balances going forward both during current circumstances and thereafter, without constraining the Company’s strategy of maintaining strong access to liquidity during the COVID crisis. The Company’s credit and term loan facilities that were modified include: $4.0 billion Revolving Credit Facilities due fiscal year 2025, €250 million Euro Term Loan due fiscal year 2022 (a substantial portion was extended to mature in fiscal year 2023 pursuant to the Euro Term Loan Extension, see below), €750 million Euro Term Loan due fiscal year 2023 (a substantial portion was extended to mature in fiscal year 2024 pursuant to the Euro Term Loan Extension, see below), £300 million in GBP Term Loan due fiscal year 2022, A$500 million in AUD Term Loan due fiscal year 2022, and approximately $382 million in outstanding USD Term Loan due fiscal year 2025. As of fiscal 2021, only $4.0 billion Revolving Credit Facilities due fiscal year 2026 (including a $390 million sub-tranche due fiscal 2025) and €400 million Euro Term Loan due fiscal year 2024 (including a small €27 million sub-tranche due fiscal 2023) remain outstanding and are subject to such amended Leverage Ratio limitations in the Company’s credit and term loan facilities.

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

Share Repurchases

During fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during fiscal 2019, our Board of Directors had approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. There were no share repurchases during fiscal 2021. See Note 16 - "Stockholders' Equity" for more information.

Dividends

To maintain our financial flexibility we continue to suspend payment of quarterly dividends for fiscal 2022.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in balance sheets. See Note 6 - "Receivables" and Note 23 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Contractual Obligations
Our contractual obligations as of March 31, 2021, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt(1)	$555	$908	$2,173	$737	$4,373
Finance lease liabilities	398	425	71	—	894
Operating Leases(2)	452	629	305	208	1,594
Purchase Obligations(3)	1,487	1,650	352	15	3,504
U.S. Tax Reform - Transition Tax(4)	23	43	109	—	175
U.S. FICA payroll tax deferral	33	33	—	—	66
U.K. VAT deferral	66	—	—	—	66
Interest and preferred dividend payments(5)	132	241	162	104	639
Total(6)	$3,146	$3,929	$3,172	$1,064	$11,311

(1) Amounts represent scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Amounts represent present value of operating leases including imputed interests. See Note 7 - "Leases" for more information.
(3) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and exclude agreements that are cancellable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall. See Note 23 - "Commitments and Contingencies" for more information.
(4) The transition tax resulted in recording a total transition tax obligation of $237 million, of which $243 million was recorded as income tax liability and $6 million recorded as a reduction in our unrecognized tax benefits, which has been omitted from this table. The transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. We have made our first three payments.
(5) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock of a consolidated subsidiary excluding contingent dividends associated with the participation and variable appreciation premium features.
(6) See Note 13 - "Income Taxes" for additional information about the estimated liability related to unrecognized tax benefits, which has been omitted from this table. See Note 15 - "Pension and Other Benefit Plans" for the estimated liability related to estimated future benefit payments under our Pension and OPEB plans that have been omitted from this table.

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

Contracts with multiple performance obligations

Many of our contracts require us to provide a range of services or performance obligations to our customers, which may include a combination of services, products or both and may also contain leases embedded in those arrangements. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in contracts with multiple performance obligations should be treated as separate performance obligations for revenue recognition purposes, and, when considered appropriate, how the total transaction price should be allocated among the performance obligations and any lease components and the timing of revenue recognition for each. For contracts with multiple performance obligations and lease components, we allocate the contract’s transaction price to each performance obligation and lease component based on the relative standalone selling price of each distinct good or service in the contract. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Certain of our contracts involve the sale of DXC proprietary software, post contract customer support and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. These methods involve significant judgments and estimates that we assess periodically by considering market and entity-specific factors, such as type of customer, features of the products or services and market conditions.

Once the total revenues have been allocated to the various performance obligations and lease components, revenues for each are recognized based on the relevant revenue recognition method for each. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Contract modifications

A contract modification is a legally binding change to the scope, price, or both of an existing contract. Contract modifications are reviewed to determine whether they should be accounted for as part of the original contract, the termination of an existing contract and the creation of a new contract, or as a separate contract, and whether they modify an embedded lease. This determination requires significant judgment, which could impact the timing of revenue recognition.

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

With the following exceptions, the majority of our global unremitted foreign earnings have been taxed or would be exempt from tax upon repatriation, except for the following earnings which are considered indefinitely reinvested: approximately $522 million that could be taxable when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations issued during fiscal 2021; and our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $3.9 billion as of March 31, 2021 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

We determine whether it is more likely than not a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

Recent enactment of the tax laws or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. The calculation of our tax liabilities involves uncertainties in the application of complex changing tax regulations.

The India Finance Bill 2021 was enacted on March 28, 2021 after receiving approval of both houses of Parliament and assent of the President of India. The key provision of this bill disallows depreciation on goodwill in case of merger/demerger/slump sale, but permits a deduction for the amount paid for acquired goodwill at time of sale. The disallowance of tax depreciation on goodwill has been factored in the calculation of our tax liabilities.

The U.K. Finance Bill 2021 (“Finance Bill”), which will become Finance Act 2021 after Royal Assent was published in March 2021. The Finance Bill included increases in the corporation tax and diverted profits tax rates from April 1, 2023, the new temporary 130% super deduction first year capital allowances and the temporary extension to the carry-back of trading losses. As the detail of the legislation has yet to be finalized or enacted, it is difficult at this stage to determine the impact of the Finance Bill on our future financial results in the U.K.

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

Our weighted average rates used were:

	March 31, 2021	March 31, 2020	March 31, 2019
Discount rates	2.4%	2.4%	2.5%
Expected long-term rates of return on assets	5.6%	5.8%	5.3%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2021:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(58)	$61
Expected long-term return on plan assets	(0.5)%	$58	$(61)

Discount rate	0.5%	$25	$(1,001)
Discount rate	(0.5)%	$(29)	$1,246

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2021 due primarily to the volatility of the Australian dollar, Euro, and British pound in relation to the U.S. dollar. Significant foreign currency fluctuations during fiscal 2020 was due primarily to the volatility of the Australian dollar, British pound and Euro in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other expense (income), net in the statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes, these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items. Therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive income, net of taxes in the statements of comprehensive income and subsequently classified into net income in the period the hedged transactions are recognized in net income.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar, see Note 21 - "Revenue." During fiscal 2021, over 66% of our revenues were generated outside of the United States. For the year ended March 31, 2021, a hypothetical 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6.6%, or $1.2 billion. The majority of this fluctuation would be offset by expenses incurred in local currency; and as a result, there would not be a material change to our income from continuing operations before taxes. As such, in the view of management, the resulting impact would not be material to our results of operations or cash flows.

Interest Rate Risk

As of March 31, 2021, we had outstanding debt with varying maturities for an aggregate carrying amount of $5.5 billion, of which $0.7 billion was floating interest rate debt. Most of our floating interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our interest expense. As of March 31, 2021, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our financial statements as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Revenue Recognition — Refer to Notes 1 and 21 to the financial statements

Critical Audit Matter Description

Certain of the Company’s contracts with customers involve multiple performance obligations and may contain embedded leases, which are assessed for classification and are typically recognized either as sales type leases or as operating leases. When the Company enters into such arrangements, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price. These conclusions could impact the timing of revenue recognition.

Additionally, the Company’s contracts with customers may be modified over the course of the contract term which may change the scope, price, or both, of the existing contract. Contract modifications are reviewed to determine whether they should be accounted for as part of the original contract, the termination of an existing contract and the creation of a new contract, or as a separate contract. If the contract modification is part of the existing contract, a cumulative adjustment to revenue is recorded. If the contract modification represents the termination of the existing contract and the creation of a new contract, the modified transaction price is allocated to the prospective performance obligations and any embedded lease components. If a contract modification modifies an embedded lease component and the modification is not accounted for as a separate contract, the classification of the lease is reassessed.

Given these factors related to complex new contracts with customers and modifications of such contracts in the current fiscal year, the related audit effort in evaluating complex revenue arrangements was significant and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for complex new and modified revenue arrangements included the following:

•We tested the effectiveness of internal controls related to the review of revenue recognition conclusions for new and modified contracts.

•We analyzed the population of material revenue arrangements that were new or modified during the year and performed the following procedures on the arrangements that were determined to be complex:

–Obtained and read the customer contract and evaluated management’s identification of performance obligations and embedded lease components, if applicable.

–If applicable, evaluated management’s conclusions regarding lease classification.

–Evaluated management’s determination of standalone selling price for the identified performance obligations and lease components.

–Recalculated the transaction price and tested the allocation of transaction price to each performance obligation and lease component.

–Evaluated the pattern of delivery and revenue recognition timing for each performance obligation and lease component.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 27, 2021

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,968	$3,679
Receivables and contract assets, net of allowance for doubtful accounts of $91 and $74	4,156	4,392
Prepaid expenses	567	646
Other current assets	357	270
Assets held for sale	160	—
Total current assets	8,208	8,987
Intangible assets, net of accumulated amortization of $4,422 and $4,347	4,043	5,731
Operating right-of-use assets, net	1,366	1,428
Goodwill	641	2,017
Deferred income taxes, net	289	265
Property and equipment, net of accumulated depreciation of $4,121 and $3,818	2,946	3,547
Other assets	4,192	4,031
Assets held for sale - non-current	353	—
Total Assets	$22,038	$26,006
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,167	$1,276
Accounts payable	914	1,598
Accrued payroll and related costs	698	630
Current operating lease liabilities	418	482
Accrued expenses and other current liabilities	3,358	2,801
Deferred revenue and advance contract payments	1,079	1,021
Income taxes payable	398	87
Liabilities related to assets held for sale	118	—
Total current liabilities	8,150	7,895
Long-term debt, net of current maturities	4,345	8,672
Non-current deferred revenue	622	735
Non-current operating lease liabilities	1,038	1,063
Non-current pension obligations	793	761
Non-current income tax liabilities and deferred tax liabilities	854	1,157
Other long-term liabilities	908	594
Liabilities related to assets held for sale - non-current	20	—
Total Liabilities	16,730	20,877
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2021 and March 31, 2020	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 257,052,533 as of March 31, 2021 and 255,674,040 as of March 31, 2020	3	3
Additional paid-in capital	10,761	10,714
Accumulated deficit	(5,331)	(5,177)
Accumulated other comprehensive loss	(302)	(603)
Treasury stock, at cost, 2,458,027 and 2,148,708 shares as of March 31, 2021 and March 31, 2020	(158)	(152)
Total DXC stockholders’ equity	4,973	4,785
Non-controlling interest in subsidiaries	335	344
Total Equity	5,308	5,129
Total Liabilities and Equity	$22,038	$26,006

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2021	March 31, 2020	March 31, 2019

Revenues	$17,729	$19,577	$20,753

Costs of services (excludes depreciation and amortization and restructuring costs)	14,086	14,901	14,946
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	2,066	2,050	1,959
Depreciation and amortization	1,970	1,942	1,968
Goodwill impairment losses	—	6,794	—
Restructuring costs	551	252	465
Interest expense	361	383	334
Interest income	(98)	(165)	(128)
Debt extinguishment costs	41	—	—
Gain on disposition of businesses	(2,004)	—	—
Gain on arbitration award	—	(632)	—
Other expense (income), net	102	(720)	(306)
Total costs and expenses	17,075	24,805	19,238

Income (loss) from continuing operations, before taxes	654	(5,228)	1,515
Income tax expense	800	130	288
(Loss) income from continuing operations	(146)	(5,358)	1,227
Income from discontinued operations, net of taxes	—	—	35
Net (loss) income	(146)	(5,358)	1,262
Less: net income attributable to non-controlling interest, net of tax	3	11	5
Net (loss) income attributable to DXC common stockholders	$(149)	$(5,369)	$1,257

(Loss) income per common share
Basic:
Continuing operations	$(0.59)	$(20.76)	$4.40
Discontinued operations	—	—	0.13
	$(0.59)	$(20.76)	$4.53
Diluted:
Continuing operations	$(0.59)	$(20.76)	$4.35
Discontinued operations	—	—	0.12
	$(0.59)	$(20.76)	$4.47
The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019

Net (loss) income	$(146)	$(5,358)	$1,262
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	300	(323)	(259)
Cash flow hedges adjustments, net of tax (2)	19	(17)	(12)
Available-for-sale securities, net of tax (3)	(9)	—	—
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	7	—	(21)
Amortization of prior service cost, net of tax (5)	(13)	(8)	(13)
Pension and other post-retirement benefit plans, net of tax	(6)	(8)	(34)
Other comprehensive income (loss), net of taxes	304	(348)	(305)
Comprehensive income (loss)	158	(5,706)	957
Less: comprehensive income attributable to non-controlling interest	6	22	2
Comprehensive income (loss) attributable to DXC common stockholders	$152	$(5,728)	$955

(1) Tax benefit related to foreign currency translation adjustments was $27, $2, and $1 for the fiscal years ended March 31, 2021, March 31, 2020, March 31, 2019, respectively.
(2) Tax expense (benefit) related to cash flow hedge adjustments was $6, $(5), and $(3) for the fiscal years ended March 31, 2021, March 31, 2020, March 31, 2019, respectively.
(3) Tax benefit related to available-for-sale securities was $1, $0, and $0 for the fiscal years ended March 31, 2021, March 31, 2020, March 31, 2019, respectively.
(4) Tax expense (benefit) related to prior service costs was $2, $0, and $(5) for the fiscal years ended March 31, 2021, March 31, 2020, March 31, 2019, respectively.
(5) Tax benefit related to amortization of prior service costs was $4, $1, and $2 for the fiscal years ended March 31, 2021, March 31, 2020, March 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss) income	$(146)	$(5,358)	$1,262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,988	1,960	2,023
Goodwill impairment losses	—	6,794	—
Operating right-of-use expense	616	698	—
Pension & other post-employment benefits, actuarial & settlement losses (gains)	519	(244)	143
Share-based compensation	56	68	74
Deferred taxes	(403)	(56)	97
(Gain) loss on dispositions	(1,983)	1	(163)
Provision for losses on accounts receivable	53	3	(10)
Unrealized foreign currency exchange (gains) losses	(36)	24	30
Impairment losses and contract write-offs	275	30	—
Debt extinguishment costs	41	—	—
Amortization of debt issuance costs and discount (premium)	3	(4)	(10)
Cash surrender value in excess of premiums paid	(3)	(12)	(11)
Other non-cash charges, net	1	—	11
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in receivables	257	269	(947)
Increase in prepaid expenses and other current assets	(299)	(229)	(632)
Decrease in accounts payable and accruals	(527)	(565)	(52)
Increase (decrease) in income taxes payable and income tax liability	434	(197)	(107)
Decrease in operating lease liability	(616)	(698)	—
Decrease in advance contract payments and deferred revenue	(66)	(146)	(74)
Other operating activities, net	(40)	12	149
Net cash provided by operating activities	124	2,350	1,783

Cash flows from investing activities:
Purchases of property and equipment	(261)	(350)	(297)
Payments for transition and transformation contract costs	(261)	(281)	(394)
Software purchased and developed	(254)	(235)	(261)
Proceeds (payments) for acquisitions, net of cash acquired	184	(1,997)	(365)
Business dispositions	4,947	—	(65)
Cash collections related to deferred purchase price receivable	159	671	1,084
Proceeds from sale of assets	164	73	357
Short-term investing	—	(75)	—
Proceeds from short-term investing	—	38	—
Other investing activities, net	(13)	19	10
Net cash provided by (used in) investing activities	4,665	(2,137)	69

Cash flows from financing activities:
Borrowings of commercial paper	1,486	4,939	2,747
Repayments of commercial paper	(1,852)	(5,076)	(2,840)
Borrowings under lines of credit	2,500	1,500	—
Repayment of borrowings under lines of credit	(4,000)	—	—
Borrowings on long-term debt	—	2,198	1,646
Principal payments on long-term debt	(3,552)	(1,039)	(2,625)
Payments on finance leases and borrowings for asset financing	(930)	(865)	(944)

Borrowings for USPS spin transaction	—	—	1,114
Proceeds from bond issuance	993	—	753
Proceeds from stock options and other common stock transactions	1	11	47
Taxes paid related to net share settlements of share-based compensation awards	(7)	(16)	(54)
Repurchase of common stock and advance payment for accelerated share repurchase	—	(736)	(1,344)
Dividend payments	(53)	(214)	(210)
Payments for debt extinguishment costs	(41)	—	—
Other financing activities, net	(21)	(45)	47
Net cash (used in) provided by financing activities	(5,476)	657	(1,663)
Effect of exchange rate changes on cash and cash equivalents	39	(90)	(19)
Net (decrease) increase in cash and cash equivalents including cash classified within current assets held for sale	(648)	780	170
Less: cash classified within current assets held for sale	(63)	—	—
Net (decrease) increase in cash and cash equivalents	(711)	780	170
Cash and cash equivalents at beginning of year	3,679	2,899	2,729
Cash and cash equivalents at end of year	$2,968	$3,679	$2,899

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2018	286,393	$3	$12,210	$1,301	$58	$(85)	$13,487	$350	$13,837
Cumulative effect of adopting the new revenue standard				114			114		114
Net income				1,257			1,257	5	1,262
Other comprehensive loss					(302)		(302)	(3)	(305)
Share-based compensation expense			74				74		74
Acquisition of treasury stock						(51)	(51)		(51)
Share repurchase program	(19,343)		(845)	(494)			(1,339)		(1,339)
Stock option exercises and other common stock transactions	3,164		37				37		37
Dividends declared ($0.76 per share)				(209)			(209)		(209)
Non-controlling interest distributions and other							—	(29)	(29)
Divestiture of USPS			(175)	(1,491)			(1,666)		(1,666)
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725

(1)1,788,658 treasury shares as of March 31, 2019

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(5,369)			(5,369)	11	(5,358)
Other comprehensive loss					(359)		(359)	11	(348)
Share-based compensation expense			70				70		70
Acquisition of treasury stock						(16)	(16)		(16)
Share repurchase program	(15,934)		(669)	(67)			(736)		(736)
Stock option exercises and other common stock transactions	1,394		12				12		12
Dividends declared ($0.84 per share)				(219)			(219)		(219)
Non-controlling interest distributions and other							—	(1)	(1)
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129

(1)2,148,708 treasury shares as of March 31, 2020

The accompanying notes are an integral part of these consolidated financial statements.

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(149)			(149)	3	(146)
Other comprehensive income					301		301	3	304
Share-based compensation expense			46				46		46
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	1,379		1				1		1
Non-controlling interest distributions and other				(1)			(1)	(15)	(16)
Balance at March 31, 2021	257,053	3	10,761	(5,331)	(302)	(158)	4,973	335	5,308

(1)2,458,027 treasury shares as of March 31, 2021

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

HPS Sale

On April 1, 2021, DXC completed the sale of its healthcare provider software business ("HPS" or the "HPS Business") to Dedalus Holding S.p.A. ("Dedalus"). The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HPS Business for €462 million (approximately $543 million), subject to certain adjustments. See Note 4 - "Assets Held for Sale" and Note 24 - "Subsequent Events" for further information.

HHS Sale

On October 1, 2020, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital") to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5.0 billion, subject to net working capital adjustments and assumed liabilities. See Note 3 - "Divestitures" for further information.

Luxoft Acquisition

On June 14, 2019, DXC completed its acquisition of Luxoft Holding, Inc. ("Luxoft"), a global digital strategy and software engineering firm (the "Luxoft Acquisition"). The acquisition builds on DXC’s unique value proposition as an end-to-end, mainstream IT and digital services market leader and strengthens the Company’s ability to design and deploy transformative digital solutions for customers at scale. See Note 2 - "Acquisitions" for further information.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statement of Comprehensive Income (Loss) as the "statements of comprehensive income," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Consolidated Financial Statements unless otherwise noted.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 crisis, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to the COVID-19 crisis and may change materially in future periods. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

Leases

Effective April 1, 2019, the Company adopted ASU 2016-02, "Leases (ASC 842)" using the modified retrospective method. Refer to Note 7 - "Leases" for required disclosures. The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are included in operating right-of-use ("ROU") assets, net, current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short-term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

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

Operating ROU assets also include any lease payments made and exclude lease incentives. The Company's lease terms may include options to extend or terminate the lease. Operating ROU assets and lease liabilities include these options when it is reasonably certain that they will be exercised. Lease arrangements generally do not contain any residual value guarantees or material restrictive covenants.

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

Revenue Recognition

Effective April 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Refer to Note 21 - “Revenue” for required disclosures. The Company’s accounting policy related to the new revenue standard is summarized below.

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

DXC determines revenue recognition through the five-step model as follows:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

DXC's IT outsourcing ("ITO") arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements is recognized over time based upon the level of services delivered in the distinct periods in which they are provided based on time increments. When other parties are involved in providing goods or services as part of our customer arrangements, DXC recognizes revenue on a gross basis as a principal when it controls goods or services before they are transferred to the customer. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the customers operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

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

DXC's ITO arrangements may also contain embedded leases for equipment used to fulfill services. A contract with a customer includes an embedded lease when DXC grants the customer a right to control the use of an identified asset for a period of time in exchange for consideration. Embedded leases with customers are typically recognized either as a sales type lease in which revenue and cost of sales is recognized upon lease commencement; or they may be recognized as operating leases in which revenue is recognized over the usage period. Where a contract contains an embedded lease, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price.

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

Modifications. Contracts with our customers may be modified over the course of the contract term and may change the scope, price or both of the existing contract. Contract modifications are reviewed to determine whether they should be accounted for as part of the original contract, the termination of an existing contract and the creation of a new contract, or as a separate contract. Contract modifications are a separate contract when the modification provides additional goods and services that are distinct and the transaction price is at the standalone selling price. If the contract modification is part of the existing contract, a cumulative adjustment to revenue is recorded. If the contract modification represents the termination of the existing contract and the creation of a new contract, the modified transaction price is allocated to the prospective performance obligations and any embedded lease components. If a contract modification modifies an embedded lease component and the modification is not accounted for as a separate contract, the classification of the lease is reassessed.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs to Obtain a Contract

Certain sales commissions earned by the Company's sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The majority of sales commissions are paid based on the achievement of quota-based targets. These costs are deferred and amortized on a straight-line basis over an average period of benefit determined to be five years. The Company determined the period of benefit considering the length of its customer contracts, its technology, and other factors. The period of benefit approximates the average stated contract terms, excluding expected future renewals because sales commissions are paid upon contract renewal in a manner commensurate with the initial commissions. Some commission payments are not capitalized because they are expensed during the fiscal year as the related revenue is recognized. Capitalized sales commissions costs are classified within other assets and amortized in selling, general and administrative expenses.

Costs to Fulfill a Contract

Certain contract setup costs incurred upon initiation or renewal of an outsourcing contract that generate or enhance resources to be used in satisfying future performance obligations are capitalized when they are deemed recoverable. Judgment is applied to assess whether contract setup costs are capitalizable. Costs that generate or enhance resources often pertain to activities that enhance the capabilities of the services, improve customer experience, and establish a more effective and efficient IT environment. The Company recognizes these transition and transformation contract costs as other assets, which are amortized over the respective contract life.

Pension and Other Benefit Plans

The Company accounts for its pension, other post-retirement benefit ("OPEB"), defined contribution and deferred compensation plans using the guidance of ASC 710 "Compensation – General" and ASC 715 "Compensation – Retirement Benefits." The Company recognizes actuarial gains and losses and changes in fair value of plan assets in earnings at the time of plan remeasurement as a component of net periodic benefit expense. Typically plan remeasurement occurs annually during the fourth quarter of each fiscal year. The remaining components of pension and OPEB expense, primarily current period service and interest costs and expected return on plan assets, are recorded on a quarterly basis.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses a Monte Carlo simulation model to compute the estimated fair value of PSUs with a market condition. This model includes assumptions regarding term, risk-free interest rates, expected volatility and dividend yields, which are evaluated each time the Company issues an award. The risk-free rate equals the yield, as of the Valuation Date on semi-annual zero-coupon U.S. Treasury rates. The dividend yield assumption is based on the respective fiscal year dividend payouts. Expected volatility is based on a historical approach, therefore the expected volatility assumption is based on the performance period of the award.

The Company uses the Black-Scholes-Merton model to compute the estimated fair value of options granted. This model includes assumptions regarding expected term, risk-free interest rates, expected volatility and dividend yields, which are periodically evaluated. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity and an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on job tier classifications, which have different historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued treasury STRIPS with a period commensurate with the expected term of the options.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's statements of operations. For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as income or expense. Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred.

Goodwill Impairment Analysis

Effective July 1, 2019, the Company adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment" using the prospective method. Refer to Note 12 - "Goodwill" for required disclosures.
The Company tests goodwill for impairment on an annual basis as of the first day of the second fiscal quarter and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has defined its reporting units as its reportable segments. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in the Company's stock price, a significant decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

The Company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Receivables

The Company records receivables at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion cost-to-cost method of accounting), amounts retained by the customer until the completion of a specified contract, negotiation of contract modification and claims. Unbilled recoverable amounts under contracts in progress generally become billable upon the passage of time, the achievement of project milestones, or upon acceptance by the customer.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis, any known collectability issues, and certain forward-looking information.

DXC uses receivables securitization facilities or receivables sales facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its balance sheets. Generally, the fair value of the sold receivables approximates the book value due to the short-term nature and, as a result, no gain or loss on sale of receivables is recorded. Under the receivables securitization facility, the deferred purchase price (the "DPP") receivable is recorded at fair value, which is determined by calculating the expected amount of cash to be received based on unobservable inputs consisting of the face amount of the receivables adjusted for anticipated credit losses.

The Company reflects cash flows related to its beneficial interests in securitization transactions, which is the DPP recorded in connection with the Company's Receivables Securitization Facility within investing activities in its statements of cash flows.

Property and Equipment

Property and equipment, which includes assets under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed predominantly on a straight-line basis over the estimated useful lives of the assets or the remaining lease term. The estimated useful lives of DXC's property and equipment are as follows:

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

Recently Adopted Accounting Pronouncements
During fiscal 2021, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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
DXC has evaluated the impact of adopting ASU 2019-12 and determined that the adoption will be immaterial to the consolidated financial statements.

Other recently issued ASUs effective after March 31, 2021 are not expected to have a material effect on DXC's consolidated financial statements.

Note 2 - Acquisitions

Fiscal 2021 Acquisitions

AXA Bank Germany Acquisition

On January 1, 2021, DXC completed its acquisition of AXA Bank Germany ("AXA Bank"), a German retail bank, from AXA Group for the total consideration of $101 million. In connection with its acquisition of AXA Bank, DXC received cash of $294 million which includes customer deposit liabilities totaling $197 million. DXC recorded goodwill associated with the acquisition of AXA Bank totaling $2 million.

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

Fiscal 2019 Acquisitions

Molina Medicaid Solutions Acquisition(1)

On October 1, 2018, DXC completed its acquisition of Molina Medicaid Solutions ("MMS"), a Medicaid Management Information Systems business, from Molina Healthcare, Inc. for the total consideration of $233 million. The combination of MMS with DXC expands DXC’s ability to provide services to state agencies in the administration of Medicaid programs, including business processing, information technology development, and administrative services.

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

(1) MMS was sold as part of the HHS Sale discussed in Note 3 - "Divestitures."

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

Note 3 - Divestitures

Fiscal 2021 Divestitures

HHS Sale

On October 1, 2020, DXC completed the sale of its HHS Business to Veritas Capital. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business for a total enterprise value of $5.0 billion (including $85 million related to future services to be provided by the Company). As part of the sale of the HHS business, $272 million of repurchased receivables, previously sold under the Milano Receivables Facility ("Milano Facility') (see Note 6 - "Receivables" to the financial statements), $12 million of prepaid maintenance, and $48 million of software licenses were transferred to the HHS Business. DXC made payment for these assets during the third quarter of fiscal 2021. The repurchase of receivables and payment on prepaid maintenance are reported as operating cash outflows, and the payment for software license is considered an investing cash outflow. The HHS Sale resulted in a pre-tax gain on sale of $2,014 million, net of closing costs. The sale price is subject to adjustment based on changes in actual closing net working capital. Final potential working capital adjustments are pending.

Approximately $3.5 billion of the sale proceeds were used to prepay $1,250 million of Revolver Credit Facility, £600 million of GBP commercial paper (approximately $772 million), and the following term loan facilities: €350 million of Euro Term Loan due fiscal 2024 (approximately $410 million), $381 million of USD Term loan due fiscal 2025, A$500 million of AUD Term Loan due fiscal 2022 (approximately $358 million), and €250 million of Euro Term Loan due fiscal 2022 and 2023 (approximately $292 million). See Note 14 - "Debt" to the financial statements.

DXC's post-divestiture relationship with the HHS Business is governed by the Purchase Agreement, which provides for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and the HHS Business attributable to periods prior to, at and after the divestment. In addition, DXC and the HHS Business have service and commercial contracts that generally extend through fiscal 2023.

The divestment of the HHS Business, reported as part of the GBS segment, did not meet the requirements for presentation as discontinued operations as it did not represent a strategic shift that would have a major effect on DXC's operations and financial results and was included in income from continuing operations prior to its divestment.

The following is a summary of the assets and liabilities distributed as part of the HHS Sale on October 1, 2020:

(in millions)	As of October 1, 2020
Assets:
Cash and cash equivalents	$8
Accounts receivable, net	295
Prepaid expenses	39
Other current assets	2
Total current assets	344
Intangible assets, net	1,308
Operating right-of-use assets, net	74
Goodwill	1,354
Property and equipment, net	46
Other assets	54
Total non-current assets	2,836
Total assets	$3,180

Liabilities:
Accounts payable	$79
Accrued payroll and related costs	13
Current operating lease liabilities	27
Accrued expenses and other current liabilities	36
Deferred revenue and advance contract payments	20
Total current liabilities	175
Non-current deferred revenue	32
Long-term operating lease liabilities	48
Other long term liabilities	2
Total long-term liabilities	82
Total liabilities	$257

During fiscal 2021, the Company sold some insignificant businesses that resulted in a loss of $10 million.

Fiscal 2019 Divestitures

Separation of USPS

During fiscal 2019, the Company completed the separation of its U.S. Public Sector business ("USPS") (the "Separation"), and combination of USPS with Vencore Holding Corp. ("Vencore") and KeyPoint Government Solutions ("Keypoint") (the "Mergers") to form Perspecta, an independent public company.

Implementation of the Separation and DXC's post-Separation relationship with Perspecta is governed by several agreements, including the following:

•a Separation and Distribution Agreement;
•an Employee Matters Agreement;
•a Tax Matters Agreement;
•an Intellectual Property Matters Agreement;
•a Transition Services Agreement;
•a Real Estate Matters Agreement;
•an IT Services Agreement and,
•a Non-US Agency Agreement.

These agreements provide for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and Perspecta attributable to periods prior to, at and after the Separation. In addition, DXC and Perspecta have service and commercial contracts that generally extend through fiscal 2023. Results for the twelve months ended March 31, 2021 and March 31, 2020 include $31 million and $39 million of revenue and income from continuing operations before taxes associated with the IT services agreement.

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

(1)Previously reported amounts were adjusted to reflect the reclassification of transition and transformation contract costs from intangible assets to other assets to conform to the current year presentation.

The following is a summary of the operating results of USPS which have been reflected within income from discontinued operations, net of tax:

(in millions)	Fiscal Year Ended March 31, 2019 (1)
Revenue	$431

Costs of services	311
Selling, general and administrative	50
Depreciation and amortization	33
Restructuring costs	1
Interest expense	8
Other (income) expense, net	(25)
Total costs and expenses	378
Total income from discontinued operations, before income taxes	53
Income tax expense	18
Total income from discontinued operations	$35

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

Note 4 - Assets Held for Sale

On July 17, 2020, DXC entered into a purchase agreement to sell (the "HPS Sale") its healthcare software business ("HPS" or the "HPS Business") to Dedalus Holding S.p.A. ("Dedalus") for €462 million (approximately $543 million), which includes €10 million (approximately $12 million) related to future services to be provided by the Company. Final consideration for the HPS Sale is subject to certain adjustments. The transaction closed on April 1, 2021. See Note 24 - "Subsequent Events."

As of March 31, 2021, the disposition of the HPS Business, reported as part of the GBS segment, met the requirements for presentation as assets held for sale under GAAP.

In addition, as of March 31, 2021, the Company entered into a definitive agreements to sell insignificant businesses, which were also classified as held for sale.

Assets held for sale are reported at carrying value, which is less than fair value. Assets held for sale and related liabilities as of March 31, 2021 were as follows:

(in millions)	HPS Business	Other	Total
Assets:
Cash and cash equivalents	$28	$35	$63
Accounts receivable, net	64	17	81
Prepaid expenses	6	5	11
Other current assets	—	5	5
Total current assets held for sale	98	62	160
Intangible assets, net	101	16	117
Operating right-of-use assets, net	5	18	23
Goodwill	80	9	89
Deferred income taxes, net	43	—	43
Property and equipment, net	4	52	56
Other assets	16	9	25
Total non-current assets held for sale	249	104	353
Total assets held for sale	$347	$166	$513

Liabilities:
Accounts payable	$4	$8	$12
Accrued payroll and related costs	7	2	9
Current operating lease liabilities	2	17	19
Accrued expenses and other current liabilities	13	13	26
Deferred revenue and advance contract payments	46	6	52
Total current liabilities related to assets held for sale	72	46	118
Non-current deferred revenue	10	—	10
Long-term operating lease liabilities	3	1	4
Income tax liabilities and deferred tax liabilities	1	—	1
Other long term liabilities	3	2	5
Total long-term liabilities related to assets held for sale	17	3	20
Total liabilities related to assets held for sale	$89	$49	$138

Note 5 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2021	March 31, 2020	March 31, 2019

Net (loss) income attributable to DXC common shareholders:
From continuing operations	$(149)	$(5,369)	$1,222
From discontinued operations	—	—	35
	$(149)	$(5,369)	$1,257
Common share information:
Weighted average common shares outstanding for basic EPS	254.14	258.57	277.54
Dilutive effect of stock options and equity awards	—	—	3.89
Weighted average common shares outstanding for diluted EPS	254.14	258.57	281.43

EPS:
Basic
Continuing operations	$(0.59)	$(20.76)	$4.40
Discontinued operations	—	—	0.13
Total	$(0.59)	$(20.76)	$4.53

Diluted
Continuing operations	$(0.59)	$(20.76)	$4.35
Discontinued operations	—	—	0.12
Total	$(0.59)	$(20.76)	$4.47

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2021(1)	March 31, 2020(1)	March 31, 2019
Stock Options	1,596,985	1,075,901	—
RSUs	2,768,022	2,029,567	46,051
PSUs	1,463,872	289,972	25,086

(1) Due to the Company's net loss during fiscal 2021 and fiscal 2020, stock options, RSUs and PSUs were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

Note 6 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2021	March 31, 2020
Billed trade receivables	$2,009	$2,094
Unbilled receivables	1,214	1,419
Other receivables	933	879
Total	$4,156	$4,392

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in allowances against trade accounts receivables:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020
Beginning balance	$74	$60
Impact of adoption of the Credit Loss Standard	4	—
Provisions for losses on accounts receivable	53	3
Other adjustments to allowance and write-off's	(40)	11
Ending balance	$91	$74

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2021, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. Under the Receivables Facility, certain of the Company subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. During the second quarter of fiscal 2021, Receivables SPV amended the Receivables Facility (the "Amendment") to decrease the investment limit from $600 million to $500 million and extend the termination date to August 5, 2021. For the fiscal year ended March 31, 2021, there is no deferred purchase price ("DPP") for receivables as the entire purchase price is paid in cash when the receivables are sold to the Purchasers. DPPs were previously realized by Receivables SPV upon the ultimate collection of the underlying receivables sold to the Purchasers. Cash receipts on the DPP were classified as cash flows from investing activities.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2021, the total availability under the Receivables Facility was $350 million and the amount sold to the Purchasers was $390 million, which was derecognized from the Company's balance sheet. As of March 31, 2021, the Company recorded a $40 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability. The Receivables Facility is scheduled to terminate on August 5, 2021, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV's sale of receivables under the Receivables Facility for general corporate purposes.

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

Milano Receivables Facility

On October 1, 2020, and in connection with the consummation of the sale of the HHS Business, and at the direction of the purchaser of the HHS Business, the Milano Facility was terminated. For more information, refer to Note 3 - "Divestitures."

German Receivables Facility

On October 1, 2019, DXC executed an accounts receivable securitization facility (as amended, restated, supplemented or otherwise modified as of March 31, 2021, the "DE Receivables Facility") with certain unaffiliated financial institutions (the "DE Purchasers") for the sale of commercial accounts receivable in Germany. The DE Receivables Facility has an investment limit of €150 million (approximately $175 million as of March 31, 2021). Under the DE Receivables Facility, certain of the Company's subsidiaries organized in Germany (the "DE Sellers") sell accounts receivable to DXC ARFacility Designated Activity Company ("DE Receivables SPV"), a trust owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sells certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occur continuously and are settled on a monthly basis. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility ("DE Amendment"). Under the terms of the amended DE Receivables Facility, there is no longer any DPP for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the DE Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the DE Amendment was executed. Upon execution of the DE Amendment, the DE Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity, please refer to Note 18 - "Cash Flows."

The amount available under the DE Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2021, the total availability under the DE Receivables Facility was approximately $117 million, and the amount sold to DE Purchasers was $114 million, which was derecognized from the Company's balance sheet. As of March 31, 2021, the Company recorded a $3 million receivable within accounts receivable because the amount of cash proceeds received by the Company under the DE Receivables Facility was less than the total availability. The DE Receivables Facility is scheduled to terminate on September 30, 2021, but provides for one or more optional one-year extensions, if agreed to by the DE Purchasers. The Company uses the proceeds from DE Receivables SPV's sale of receivables under the DE Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of March 31, 2021	As of March 31, 2020
Beginning balance	$103	$—
Transfers of receivables	417	996
Collections	(420)	(879)
Change in funding availability	2	(14)
Facility amendments	(102)	—
Ending balance	$—	$103

Note 7 - Leases

The Company has operating and finance leases for data centers, corporate offices and certain equipment. Our leases have remaining lease terms of one to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

The components of lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2021	March 31, 2020
Operating lease cost	$616	$698
Short-term lease cost	53	49
Variable lease cost	56	46
Sublease income	(40)	(45)
Total operating costs	$685	$748

Finance lease cost:
Amortization of right-of-use assets	$433	$405
Interest on lease liabilities	45	65
Total finance lease cost	$478	$470

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below. In addition, for the supplemental non-cash information on operating and finance leases, please refer to Note 18 - "Cash Flows."

	For the Fiscal Year Ended
(in millions)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$616	$698
Operating cash flows from finance leases	$45	$65
Financing cash flows from finance leases	$584	$576

Supplemental Balance Sheet information related to leases was as follows:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2021	March 31, 2020
Assets:
ROU operating lease assets	Operating right-of-use assets, net	$1,366	$1,428
ROU finance lease assets	Property and Equipment, net	834	$1,220
Total		$2,200	$2,648

Liabilities:
Current
Operating lease	Current operating lease liabilities	$418	$482
Finance lease	Short-term debt and current maturities of long-term debt	398	444
Total		$816	$926

Non-current
Operating lease	Non-current operating lease liabilities	$1,038	$1,063
Finance lease	Long-term debt, net of current maturities	496	602
Total		$1,534	$1,665

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	As of
	March 31, 2021	March 31, 2020
Weighted average remaining lease term:	Years
Operating leases	4.9	4.8
Finance leases	2.6	2.7

Weighted average remaining discount rate:	Rate
Operating leases	3.8%	4.0%
Finance leases	3.6%	6.4%

The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of March 31, 2021:

Fiscal year	Operating Leases
(in millions)	Real Estate	Equipment	Finance Leases
2022	$411	$41	$418
2023	335	23	290
2024	260	11	152
2025	190	5	59
2026	108	2	14
Thereafter	207	1	—
Total lease payments	1,511	83	933
Less: imputed interest	135	3	39
Total payments	$1,376	$80	$894

Note 8 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis excluding pension assets and derivative assets and liabilities. See Note 15 - "Pension and Other Benefit Plans" and Note 9 - "Derivative Instruments" for information about these excluded assets and liabilities. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	As of March 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$12	$12	$—	$—
Time deposits(1)	78	78	—	—
Other securities(2)	57	—	55	2
Total assets	$147	$90	$55	$2

Liabilities:
Contingent consideration	$27	$—	$—	$27
Total liabilities	$27	$—	$—	$27

(in millions)	As of March 31, 2020
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$156	$156	$—	$—
Time deposits(1)	595	595	—	—
Other debt securities(2)	51	—	48	3
Deferred purchase price receivable	103	—	—	103
Total assets	$905	$751	$48	$106

Liabilities:
Contingent consideration	$46	$—	$—	$46
Total Liabilities	$46	$—	$—	$46

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $57 million and $37 million, and (losses)/gains of $(2) million and $11 million, as of March 31, 2021 and March 31, 2020, respectively, included in other expense (income), net in the Company’s statements of operations. During the third quarter of fiscal 2021, previously held investments were sold and the proceeds were used to purchase new investments. The gain of $17 million from the sale was included in other expense (income), net.

The fair value of money market funds, money market deposit accounts with less than three months maturity, and time deposits included in cash and cash equivalents are based on quoted market prices. The fair value of other securities included in other long-term assets is based on actual market prices. The fair value of the DPPs included in receivables, net is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration included in other liabilities is based on contractually defined targets of financial performance in connection with earn-outs and other considerations.

Other Fair Value Disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities, primarily accounts receivable, accounts payable, short-term debt, and financial liabilities included in other accrued liabilities approximate their market values due to their short-term nature. If measured at fair value, these financial instruments would be classified as Level 2 or Level 3 within the fair value hierarchy.

The Company estimates the fair value of its long-term debt primarily by using quoted prices obtained from third-party providers such as Bloomberg and by using an expected present value technique based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $4.7 billion and $8.2 billion as of March 31, 2021 and March 31, 2020, respectively as compared with the carrying value of $4.4 billion and $8.4 billion as of March 31, 2021 and March 31, 2020, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.
Non-financial assets such as goodwill, tangible assets, intangible assets, and other contract related long-lived assets are recorded at fair value in the period they are initially recognized; and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements in such instances would be classified as Level 3 within the fair value hierarchy. Other than the goodwill impairment losses discussed in Note 12 - "Goodwill," there were no significant impairments recorded during the fiscal periods covered by this report.

Note 9 - Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2021 and March 31, 2020 was $546 million and $455 million, respectively. As of March 31, 2021, the related forecasted transactions extend through March 2023.

For the fiscal years ended March 31, 2021 and March 31, 2020, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the fiscal years ended March 31, 2021 and March 31, 2020, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2021, $3 million of the existing amount of gain related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive income (loss) and income (loss) from continuing operations

The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $19 million and in income (loss) from continuing operations was $(5) million during the fiscal year ended March 31, 2021.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2021 and March 31, 2020 was $2.1 billion and $2.2 billion, respectively.
The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2021	March 31, 2020	March 31, 2019
Foreign currency forward contracts	Other expense (income), net	$51	$(37)	$16

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2021	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	9	—
Total fair value of derivatives designated for hedge accounting		$9	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$3	$16
Total fair value of derivatives not designated for hedge accounting		$3	$16

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2021	March 31, 2020

Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$20
Total fair value of derivatives designated for hedge accounting:		$5	$20

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$3	$12
Total fair value of derivatives not designated for hedge accounting		$3	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2021, there were five counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is not material.

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

Net Investment Hedges

DXC seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations with foreign currency-denominated debt. For foreign currency denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income (loss) when such net investments are sold or substantially liquidated.

As of March 31, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2021, the pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $(93) million. As of March 31, 2020, DXC had $1.9 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 10 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2021	March 31, 2020
Property and equipment — gross:
Land, buildings and leasehold improvements	$2,228	$2,233
Computers and related equipment	4,596	4,876
Furniture and other equipment	227	226
Construction in progress	16	30
	7,067	7,365
Less: accumulated depreciation	4,121	3,818
Property and equipment, net	$2,946	$3,547

Depreciation expense for fiscal 2021, 2020 and 2019 was $754 million, $643 million and $820 million, respectively.

Note 11 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,014	$2,733	$1,281
Customer related intangible assets	4,212	1,641	2,571
Other intangible assets	239	48	191
Total intangible assets	$8,465	$4,422	$4,043

	As of March 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,048	$2,614	$1,434
Customer related intangible assets	5,795	1,697	4,098
Other intangible assets	235	36	199
Total intangible assets	$10,078	$4,347	$5,731

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Intangible asset amortization	$952	$1,019	$890
Transition and transformation contract cost amortization(1)	264	280	258
Total amortization expense	$1,216	$1,299	$1,148

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization as of March 31, 2021 is as follows:

Fiscal Year	(in millions)
2022	$837
2023	$755
2024	$669
2025	$554
2026	$505

Note 12 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2021 and March 31, 2020, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2020, net	$2,017	$—	$2,017

Acquisition related adjustments	15	—	15
Divestitures	(1,355)	—	(1,355)
Assets held for sale	(90)	—	(90)
Foreign currency translation	54	—	54

Goodwill, gross	5,131	5,066	10,197
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2021, net	$641	$—	$641

(in millions)	GBS	GIS	Total
Balance as of March 31, 2019, net	4,599	3,007	7,606

Acquisitions	1,288	70	1,358
Impairment Losses	(3,789)	(3,005)	(6,794)
Foreign currency translation	(81)	(72)	(153)

Goodwill, gross	6,507	5,066	11,573
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2020, net	$2,017	$—	$2,017

The fiscal 2021 and 2020 additions to goodwill were due to the acquisitions described in Note 2 - "Acquisitions," including goodwill of some insignificant acquisitions. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

Fiscal 2021

The Company’s annual goodwill impairment analysis, which was performed qualitatively as of July 1, 2020, did not result in an impairment charge. At the end of the fiscal 2021, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2021.

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

Note 13 - Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Domestic entities	$975	$(2,928)	$511
Entities outside the United States	(321)	(2,300)	1,004
Total	$654	$(5,228)	$1,515

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Current:
Federal	$730	$3	$(50)
State	257	16	42
Foreign	216	167	218
	1,203	186	210
Deferred:
Federal	(221)	(125)	95
State	(51)	17	23
Foreign	(131)	52	(40)
	(403)	(56)	78
Total income tax expense	$800	$130	$288

The current federal (benefit) and tax expense for fiscal years 2021, 2020, and 2019 includes a $(4) million transition tax benefit, $(31) million transition tax benefit and $(44) million transition tax benefit, respectively. The current expense for fiscal years 2021, 2020 and 2019, includes interest and penalties of $2 million, $2 million and $1 million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $34 million tax indemnification receivable related to uncertain tax positions, $70 million of tax indemnification receivable related to other tax payables and $118 million of tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $72 million and a tax indemnification payable to Perspecta of $33 million related to income tax and other tax liabilities.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate ("ETR") for continuing operations is below.

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
Statutory rate	21.0%	(21.0)%	21.0%
State income tax, net of federal tax	10.8	(1.4)	3.2
Foreign tax rate differential	(198.4)	(11.9)	(18.4)
Goodwill impairment	—	28.3	—
Change in valuation allowances	239.3	12.1	16.9
Income Tax and Foreign Tax Credits	(48.7)	(2.6)	(0.6)
Arbitration Award	—	(3.6)	—
Change in uncertain tax positions	17.2	1.1	(1.5)
Withholding Taxes	10.3	0.9	3.5
U.S. Tax on Foreign Income	17.6	0.4	2.4
Excess tax benefits or expense for stock compensation	2.2	0.1	(1.1)
Capitalized transaction costs	0.5	0.1	0.1
United States Tax Reform	(0.7)	(0.7)	(3.4)
Change in Indefinite Reinvestment Assertion	—	—	(3.1)
Impact of Business Divestitures	52.6	—	—
Granite Trust Capital Loss	(5.7)	—	—
Other items, net	4.3	0.7	—
Effective tax rate	122.3%	2.5%	19.0%

In fiscal 2021, the ETR was primarily impacted by:

•Impact of the HHS and other business divestitures, which increased tax expense and increased the ETR $344 million and 52.6%, respectively. The HHS tax gain increased tax expense and the ETR as the tax basis of assets sold, primarily goodwill, was lower than the book basis.
•Continued losses in countries where we are recording a valuation allowance on certain deferred tax assets, primarily in Belgium, Denmark, Italy, France, Luxembourg, and U.S., and an impairment of the full German deferred tax asset, which increased income tax expense and increased the ETR by $1,565 million and 239.3%, respectively.
•An increase in Income Tax and Foreign Tax Credits, which decreased income tax expense and decreased the ETR by $319 million and 48.7%, respectively.
•Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $1,226 million and 187.5%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•The Company recognized adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $112 million and 17.2% respectively.

In fiscal 2020, the ETR was primarily impacted by:
•Non-deductible goodwill impairment charge, which increased tax expense and increased the ETR by $1,482 million and 28.3%, respectively.
•Non-taxable gain on the arbitration award, which decreased income tax expense and decreased the ETR by $186 million and 3.6%, respectively.
•A change in the net valuation allowance on certain deferred tax assets, primarily in Australia, Brazil, China, Luxembourg, and Singapore, which increased income tax expense and increased the ETR by $631 million and 12.1%, respectively.
•An increase in Income Tax and Foreign Tax Credits, primarily relating to research and development credits recognized for prior years, which decreased income tax expense and decreased the ETR by $135 million and 2.6%, respectively.
•Local losses on investments in Luxembourg that increased the foreign rate differential and decreased the ETR by $637 million and 12.2%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.

In fiscal 2019, the ETR was primarily impacted by:
•Local tax losses on investments in Luxembourg that decreased the foreign tax rate differential and decreased the ETR by $360 million and 23.7%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•A change in the net valuation allowance on certain deferred tax assets, primarily in Luxembourg, Germany, Spain, U.K., and Switzerland, which increased income tax expense and increased the ETR by $256 million and 16.9%, respectively.
•A decrease in the transition tax liability and a change in tax accounting method for deferred revenue, which decreased income tax expense and decreased the ETR by $66 million and 4.3%, respectively.

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2021	March 31, 2020
Deferred tax assets
Investment basis differences	$32	$—
Tax loss/credit carryforwards	4,039	2,516
Accrued interest	20	12
Operating lease liabilities	359	370
Contract accounting	92	126
Other assets	351	144
Total deferred tax assets	4,893	3,168
Valuation allowance	(3,860)	(2,162)
Net deferred tax assets	1,033	1,006

Deferred tax liabilities
Depreciation and amortization	(513)	(850)
Operating right-of-use asset	(339)	(343)
Investment basis differences	—	(68)
Employee benefits	(6)	(48)
Other liabilities	(246)	(150)
Total deferred tax liabilities	(1,104)	(1,459)

Total net deferred tax assets (liabilities)	$(71)	$(453)

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2021	March 31, 2020
Current:
Income tax receivables and prepaid taxes	$67	$58
	$67	$58
Non-current:
Income taxes receivable and prepaid taxes	$136	$180
Deferred tax assets	289	265
	$425	$445

Total	$492	$503

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2021	March 31, 2020
Current:
Liability for uncertain tax positions	$(30)	$(12)
Income taxes payable	(368)	(75)
	$(398)	$(87)
Non-current:
Deferred taxes	(360)	(718)
Income taxes payable	(130)	(168)
Liability for uncertain tax positions	(364)	(271)
	$(854)	$(1,157)

Total	$(1,252)	$(1,244)

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

A valuation allowance has been recorded against deferred tax assets of approximately $3.9 billion as of March 31, 2021 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

As of March 31, 2021, our net deferred tax assets in certain German entities were primarily the result of net operating loss carryforwards, pension deductions, assumed debt obligations and other miscellaneous accruals. In the current reporting period, the Company has determined that the negative evidence, including an unadjusted cumulative loss, on-going employee restructuring expenses for termination benefits and projected FY22 losses outweighed the positive evidence of potential steady state profitability when removing one-time non-recurring charges. Therefore, the Company has had a change in judgement and concluded that the deferred tax assets in certain DXC German entities are no longer realizable and has recorded a valuation allowance of $175 million.

The net increase in the valuation allowance of $1,698 million in fiscal 2021, is primarily due to the local losses in Luxembourg, Belgium, Denmark, Italy, France, Germany and U.S. of $1,565 million, balance sheet movement of $4 million, and an adjustment for currency translation of $129 million.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2021				As of March 31, 2020
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$132	$128	$4	2033	$15	$3	$12	2033
State	$369	$6	$363	2041	$673	$6	$667	2040
Foreign	$16,700	$6,191	$10,509	2041	$10,512	$6,471	$4,041	2040
Tax credit carryforwards
Federal	$5	$—	$5	2040	$9	$—	$9	2040
State	$—	$—	$—	N/A	$16	$7	$9	2039
Foreign	$—	$—	$—	N/A	$16	$—	$16	2020
Capital loss carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$—	$—	$—	N/A	$—	$—	$—	N/A
Foreign	$45	$45	$—	N/A	$59	$40	$19	2023

With the following exceptions, the majority of our global unremitted foreign earnings have been taxed or would be exempt from tax upon repatriation, except for the following earnings which are considered indefinitely reinvested: approximately $522 million that could be taxable when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations issued during fiscal 2021; and our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

As a result of the confluence of multiple events occurring during fiscal 2021, including but not limited to a corporate initiative to paydown debt and a recent change in India tax laws governing distributions, the Company distributed approximately $550 million from its accumulated earnings in India. Although the distribution was subject to India withholding taxes under the new India tax rules, the withholding taxes are creditable against U.S. federal income tax, resulting in minimal to no net income tax impact. The distribution was not 100% of the cumulative earnings of its Indian subsidiaries, and the Company considers the undistributed accumulated earnings in India indefinitely reinvested.

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

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020
Tax	$354	$253
Interest	46	45
Penalties	22	21
Offset to receivable	(18)	(24)
Net of tax attributes	(10)	(12)
Total	$394	$283

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Balance at beginning of fiscal year	$253	$165	$219
Gross increases related to prior year tax positions	60	74	4
Gross decreases related to prior year tax positions	(30)	(9)	(27)
Gross increases related to current year tax positions	102	15	—
Settlements and statute of limitation expirations	(36)	(7)	(23)
Acquisitions	6	18	—
Foreign exchange and others	(1)	(3)	(8)
Balance at end of fiscal year	$354	$253	$165

The Company’s liability for uncertain tax positions at March 31, 2021, March 31, 2020 and March 31, 2019, includes $316 million, $210 million and $138 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The increase relating to the tax positions primarily relate to the Company's increase in foreign tax credits and transfer pricing.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2021, the Company had a net increase in interest of $1 million ($(1) million net of tax) and a net increase in accrued expense for penalties of $1 million and as of March 31, 2021, recognized a liability for interest of $46 million ($39 million net of tax) and penalties of $22 million. During the year ended March 31, 2020, the Company had a net increase in interest expense of $5 million ($3 million net of tax) and a net decrease in accrued expense for penalties of $3 million and, as of March 31, 2020, recognized a liability for interest of $45 million ($40 million net of tax) and penalties of $21 million. During the year ended March 31, 2019, the Company had a net increase in interest expense of $2 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $1 million and, as of March 31, 2019, recognized a liability for interest of $41 million ($36 million net of tax) and penalties of $25 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2008 and forward
Australia	2012 and forward
Canada	2006 and forward
France	2016 and forward
Germany	2010 and forward
India	2001 and forward
U. K.	2018 and forward

Tax Examinations

The IRS is examining the Company's federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC's fiscal 2008 through 2017 federal tax returns, the Company has entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some of these adjustments and we disagree with the IRS' disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and intend to challenge them in the IRS Office of Appeals or Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of $405 million (including estimated interest and penalties) and related cash cost for the unreserved portion of the these items if we do not prevail in Tax Court. We do not expect these matters that proceed to tax court to be resolved in the next 12 months. We have received a notice of deficiency with respect to fiscal 2011 and 2013, and have filed a petition in Tax Court with respect to fiscal 2013 and expect to file in Tax Court with respect to fiscal 2011 in the first quarter of fiscal 2022. We also expect fiscal 2010 to proceed to Tax Court.
The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2012 through August 31, 2021 to provide for IRS completion of their review. The Company has agreed to extend the statute of limitations for fiscal years 2014 through fiscal 2017 through October 31,2021 to provide for IRS completion of their review.

The Company expects to reach a resolution for all years no earlier than the first quarter of fiscal 2023 except for agreed issues related to fiscal 2008 through 2010 and fiscal 2011 through 2017 federal tax returns, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though less payment than previously estimated. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $52 million, excluding interest, penalties, and tax carryforwards.

Note 14 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2021	March 31, 2020
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.39)% - 0.44%	2022	$213	$542
Current maturities of long-term debt	Various	2022	556	290
Current maturities of finance lease liabilities	0.59% - 19.79%	2022	398	444
Short-term debt and current maturities of long-term debt			$1,167	$1,276

Long-term debt, net of current maturities
AUD term loan	0.94% - 0.96%	2022	—	489
GBP term loan	0.88% - 1.46%	2022	—	556
EUR term loan	0.65%	2022 - 2023	—	822
EUR term loan	0.80%(2)	2023 - 2024	469	821
USD term loan	1.40% - 2.24%	2025	—	480
$274 million Senior notes	4.45%	2023	154	276
$171 million Senior notes	4.45%	2023	165	172
$500 million Senior notes	4.25%	2025	504	505
$500 million Senior notes	4.13%	2026	496	—
£250 million Senior notes	2.75%	2025	343	307
€650 million Senior notes	1.75%	2026	760	709
$500 million Senior notes	4.75%	2028	506	507
$234 million Senior notes	7.45%	2030	268	271
Revolving credit facility	1.26% - 2.08%	2024 - 2025	—	1,500
Lease credit facility	1.15% - 1.99%	2022 - 2023	—	11
Finance lease liabilities	0.59% - 19.79%	2022 - 2027	894	1,046
Borrowings for assets acquired under long-term financing	0.00% - 6.39%	2022 - 2027	672	802
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	62
Other borrowings	Various	2022 - 2023	5	70
Long-term debt			5,299	9,406
Less: current maturities			954	734
Long-term debt, net of current maturities			$4,345	$8,672
.

(1)At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.
(2) At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.

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

During the fourth quarter of fiscal 2021, the Company repaid the $500 million of 4.00% Senior Notes due fiscal 2024 that was issued during the first quarter of fiscal 2021.

Tender Offers

On March 16, 2021, the Company announced the commencement of an offer (the "tender offers") to purchase for cash any and all of the Company's outstanding 4.45% Senior Notes due fiscal 2023 (the "DXC Notes") and any and all of the outstanding 4.45% Senior Notes due fiscal 2023 (the "CSC Notes) issued by its wholly owned subsidiary, Computer Sciences Corporation ("CSC"). On March 25, 2021, the Company settled the principal amount tendered of $121 million of the DXC Notes and $6 million of the CSC Notes. Refer to Form 8-K dated March 16, 2021 and March 23, 2021 for more information.

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

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2021, are as follows:

Fiscal Year	(in millions)
2022	$555
2023	304
2024	615
2025	898
2026	1,278
Thereafter	756
Total	$4,406

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

Eligible employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the U.K. represents the largest plan. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the United States are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

The Company accrued $13 million, $10 million and $3 million, for fiscal 2021, 2020 and 2019, respectively, as additional contractual termination benefits for certain employees are part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The change in projected benefit obligation for fiscal year 2021 is primarily related to actuarial losses and foreign currency exchange rate changes. Actuarial losses were primarily due to a decrease in discount rates and an increase in inflation rates across most plans, with partially offsetting impact of actuarial gains from a mortality update and lower than expected benefit indexation in the United Kingdom.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2021	March 31, 2020
Projected benefit obligation at beginning of year	$10,150	$11,016
Service cost	91	92
Interest cost	245	237
Plan participants’ contributions	31	30
Amendments	(9)	—
Business/contract acquisitions/divestitures	11	12
Contractual termination benefits	13	10
Settlement/curtailment	(37)	(60)
Actuarial loss (gain)	1,262	(362)
Benefits paid	(393)	(359)
Foreign currency exchange rate changes	1,084	(457)
Other	(12)	(9)
Projected benefit obligation at end of year	$12,436	$10,150

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020
Discount rate	2.0%	2.4%
Rates of increase in compensation levels	2.5%	1.6%
Interest Crediting Rate	4.0%	N/A

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2021	March 31, 2020
Fair value of plan assets at beginning of year	$11,090	$11,343
Actual return on plan assets	1,401	526
Employer contribution	117	108
Plan participants’ contributions	31	30
Benefits paid	(393)	(359)
Business/contract acquisitions/divestitures	—	7
Contractual termination benefits	7	15
Plan settlement	(31)	(63)
Foreign currency exchange rate changes	1,224	(507)
Other	(21)	(10)
Fair value of plan assets at end of year	$13,425	$11,090

Funded status at end of year	$989	$940

Selected Information

	As of
(in millions)	March 31, 2021	March 31, 2020
Other assets	$1,884	$1,735
Accrued expenses and other current liabilities	(81)	(16)
Non-current pension obligations	(796)	(761)
Other long-term liabilities - OPEB	(18)	(18)
Net amount recorded	$989	$940

Accumulated benefit obligation	$12,346	$10,072

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Projected benefit obligation	$2,490	$2,191	$2,453	$2,159
Accumulated benefit obligation	$2,431	$2,131	$2,402	$2,108
Fair value of plan assets	$1,596	$1,397	$1,562	$1,369

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Service cost	$91	$92	$88
Interest cost	245	237	253
Expected return on assets	(659)	(651)	(570)
Amortization of transition obligation	—	—	—
Amortization of prior service costs	(8)	(9)	(15)
Contractual termination benefit	13	10	3
Settlement/curtailment (gain) loss	(18)	7	(10)
Recognition of actuarial loss (gain)	537	(252)	153
Net periodic pension expense (income)	$201	$(566)	$(98)

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

Estimated prior service credit of $9 million will be amortized from AOCI into net periodic pension cost over the next fiscal year. The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2021	March 31, 2020	March 31, 2019
Discount or settlement rates	2.4%	2.4%	2.5%
Expected long-term rates of return on assets	5.6%	5.8%	5.3%
Rates of increase in compensation levels	1.7%	2.0%	2.1%

The following is a summary of amounts in AOCI, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020
Prior service cost	$(239)	$(247)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2022	$155

Benefit Payments:
2022	$506
2023	443
2024	444
2025	452
2026	462
2026 and thereafter	2,454
Total	$4,761

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$—	$—	$—
Global Stocks	—	—	—	—
Global/International Equity commingled funds	246	2,260	—	2,506
Global equity mutual funds	—	—	—	—
U.S./North American Equity commingled funds	—	6	—	6
Fixed Income:
Non-U.S. Government funds	—	—	—	—
Fixed income commingled funds	1	42	15	58
Fixed income mutual funds	—	4	—	4
Corporate bonds	—	5,500	—	5,500
Alternatives:
Other Alternatives (1)	1	2,706	1,930	4,637
Hedge Funds(2)	—	10	1	11
Other Assets	70	65	85	220
Insurance contracts	4	380	—	384
Cash and cash equivalents	97	2	—	99
Totals	$419	$10,975	$2,031	$13,425

	As of March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$3	$—	$3
Global Stocks	—	3	—	3
Global/International Equity commingled funds	315	1,763	—	2,078
Global equity mutual funds	8	—	—	8
U.S./North American Equity commingled funds	1	4	—	5
Fixed Income:
Non-U.S. Government funds	136	—	—	136
Fixed income commingled funds	55	71	—	126
Fixed income mutual funds	3	—	—	3
Corporate bonds	1	4,807	—	4,808
Alternatives:
Other Alternatives (1)	—	2,038	1,297	3,335
Hedge Funds(2)	2	7	2	11
Other Assets	87	229	59	375
Insurance contracts	—	136	—	136
Cash and cash equivalents	61	2	—	63
Totals	$669	$9,063	$1,358	$11,090

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2019	$1,032
Actual return on plan assets held at the reporting date	83
Purchases, sales and settlements	282
Transfers in and / or out of Level 3	8
Changes due to exchange rates	(47)
Balance as of March 31, 2020	1,358
Actual return on plan assets held at the reporting date	233
Purchases, sales and settlements	279
Transfers in and / or out of Level 3	—
Changes due to exchange rates	161
Balance as of March 31, 2021	$2,031

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

Other assets represent property holdings by certain pension plans. As above, the property holdings represent a master lease arrangement entered into by DXC in the U.K. and certain U.K. pension plans as a financing transaction.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation.

Cash equivalents that have quoted prices in active markets are classified as Level 1. Short-term money market commingled funds are categorized as Level 2 and valued at cost plus accrued interest which approximates fair value.

Plan Asset Allocations

	As of
Asset Category	March 31, 2021	March 31, 2020
Equity securities	19%	19%
Debt securities	42%	46%
Alternatives	37%	31%
Cash and other	2%	4%
Total	100%	100%

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

U.K. Pension Equalization Ruling

On October 26, 2018 the High Court of Justice in the U.K. (the "High Court") issued a ruling related to the equalization of benefits payable to men and women for the effect of guaranteed minimum pensions under U.K. defined benefit pension plans. As a result of this ruling, the Company estimated the impact of retroactively increasing benefits in its U.K. plans in accordance with the High Court ruling. The Company treated the additional benefits as a prior service cost which resulted in an increase to its projected benefit obligation and accumulated other comprehensive loss of $28 million. The Company will amortize this cost over the average remaining life expectancy of the U.K. participants. Given the immaterial effect on the U.K. plan's projected benefit, an interim remeasurement was not performed.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Matching contributions are made annually in January to participants employed on December 31 of the prior year and vest in one year. However, if a participant retires from the Company or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. During fiscal 2021, 2020 and 2019, the Company contributed $221 million, $192 million and $219 million, respectively, to its defined contribution plans. As of March 31, 2021, plan assets included 3,046,140 shares of the Company’s common stock.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $42 million as of March 31, 2021 and $48 million as of March 31, 2020. The Company's expense under the Plan totaled $8 million, $0 million and $2 million, for fiscal 2021, 2020 and 2019, respectively.

Note 16 - Stockholders' Equity

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during fiscal 2021. The details of shares repurchased during fiscal 2020 and 2019 are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2020
Open market purchases	12,279,107	$43.67	$536
ASR	3,654,544	$54.73	$200
2020 Total	15,933,651	$46.21	$736
2019
Open market purchases	19,342,586	$69.20	$1,339
2019 Total	19,342,586	$69.20	$1,339

Treasury Stock Transactions

In fiscal 2021, 2020 and 2019 the Company accepted 4,050, 38,902 and 42,008 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2021, 2020 and 2019, the Company accepted 305,269, 321,148 and 729,703 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 2,458,027 treasury shares as of March 31, 2021.

Dividends

The Board of Directors (the “Board”) has suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. We intend to continue to suspend quarterly cash dividends for fiscal 2022. The dividends declared during fiscal 2020 and 2019 are shown in the table below:

	Dividends Declared
(in millions, except per share amounts)	Per Common Share	Total	Unpaid at Fiscal Year End
Fiscal 2020	$0.84	$219	$55
Fiscal 2019	$0.76	$209	$53

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(261)	$9	$9	$301	$58
Current-period other comprehensive loss	(256)	(22)	—	(21)	(299)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	10	—	(13)	(3)
Balance at March 31, 2019	$(517)	$(3)	$9	$267	$(244)
Current-period other comprehensive loss	(334)	(15)	—	—	(349)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	(2)	—	(8)	(10)
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Current-period other comprehensive income (loss)	297	14	(9)	—	302
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	5	—	(6)	(1)
Balance at March 31, 2021	$(554)	$(1)	$—	$253	$(302)

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

The DXC Share Purchase Plan allows DXC’s employees located in the U.K. to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 51,302 shares purchased under this plan during fiscal 2021.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2021
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	32,858,137
DXC Director Equity Plan	745,000	435,951
DXC Share Purchase Plan	250,000	155,308
Total	52,195,000	33,449,396

The Company recognized share-based compensation expense for fiscal 2021, 2020 and 2019 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Total share-based compensation cost	$56	$68	$74
Related income tax benefit	$6	$12	$15
Total intrinsic value of options exercised	$1	$8	$44
Tax benefits from exercised stock options and awards	$6	$14	$39

As of March 31, 2021, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $135 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.96 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018 (1)	2,933,501	$32.54	5.24	$185
Granted	—	$—
Issued due to Separation modification	400,170	$31.72
Exercised	(969,103)	$37.33		$44
Canceled/Forfeited	(14,607)	$48.33
Expired	(31,193)	$25.03
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(331,172)	$31.36		$8
Canceled/Forfeited	(2,213)	$55.95
Expired	(115,568)	$34.97
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(89,335)	$16.01		$1
Canceled/Forfeited	—	$—
Expired	(104,900)	$33.53
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Vested and expected to vest in the future as of March 31, 2021	1,675,580	$30.43	3.61	$8
Exercisable as of March 31, 2021	1,675,580	$30.43	3.61	$8

(1) The amount of the weighted average exercise price per share has been revised to reflect the impact of the Separation.

	As of March 31, 2021
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.96 - $24.47	413,808	$19.72	2.56	413,808	$19.71
$25.14 - $41.92	798,509	$27.71	3.68	798,509	$27.71
$42.05 - $58.80	463,263	$44.70	4.42	463,263	$44.70
	1,675,580			1,675,580

The cash received from stock options exercised during fiscal 2021, 2020 and 2019 was $1 million, $9 million and $34 million, respectively.

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2018 (1)	3,985,616	$47.25
Granted	1,136,002	$77.10
Issued due to Separation modification	649,649	$51.98
Released/Issued	(2,207,467)	$33.05
Canceled/Forfeited	(754,025)	$62.01
Outstanding as of March 31, 2019	2,809,775	$67.27
Granted	3,166,405	$45.58
Released/Issued	(1,039,346)	$54.39
Canceled/Forfeited	(762,358)	$59.46
Outstanding as of March 31, 2020	4,174,476	$55.45
Granted	8,026,810	$20.92
Released/Issued	(1,249,681)	$52.82
Canceled/Forfeited	(2,625,385)	$35.16
Outstanding as of March 31, 2021	8,326,220	$28.98

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2018 (1)	66,386	$37.26
Granted	19,200	$87.88
Issued due to Separation modification	10,488	$37.69
Released/Issued	(20,324)	$51.59
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2019	75,750	$46.31
Granted	62,200	$35.90
Released/Issued	(23,335)	$60.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2020	114,615	$37.69
Granted	118,500	$18.82
Released/Issued	(48,455)	$26.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2021	184,660	$28.42

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the USPS Separation.

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Cash paid for:
Interest	$334	$371	$308
Taxes on income, net of refunds(1)	$798	$247	$197

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$530	$411	$—
Prepaid assets acquired under long-term financing	$46	$99	$48
Investing:
Capital expenditures in accounts payable and accrued expenses	$341	$66	$45
Capital expenditures through finance lease obligations	$348	$605	$668
Assets acquired under long-term financing	$35	$376	$200
(Decrease) increase in deferred purchase price receivable	$(52)	$(205)	$1,489
Contingent consideration	$3	$18	$41
Financing:
Dividends declared but not yet paid	$—	$55	$53

(1) Income tax refunds were $70 million, $42 million, and $174 million for fiscal 2021, 2020, and 2019, respectively.
(2) $763 million and $216 million in modifications and terminations in fiscal 2021 and 2020, respectively, and net of $87 million change in lease classification from operating to finance lease in fiscal 2020,

Note 19 - Other Expense (Income)

The following table summarizes components of other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Non-service cost components of net periodic pension expense (income)	$110	$(658)	$(182)
Foreign currency loss (gain)	14	(25)	31
Other gain	(22)	(37)	(155)
Totals	$102	$(720)	$(306)

Non-service cost components of net periodic pension expense resulted primarily from the actuarial loss of $537 million compared to the gain of $252 million prior year. See Note 15 - Pension and Other Benefit Plans. Foreign currency loss (gain) resulted from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program. Other gain primarily relates to gain on sale of non-operating assets and investment income.

Note 20 - Segment and Geographic Information

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

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

•Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their transformation journeys. We provide software engineering and solutions that enable businesses to run and manage their mission-critical functions, transform their operations, and develop new ways of doing business.
•Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership, across industries. Our vertical-specific IP includes solutions for insurance, banking and capital markets, and automotive among others.
•Business process services. Include integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers. GIS offerings include:

•Cloud and Security. We help customers to rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and securely manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.
•IT Outsourcing. Our ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. We help customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands while achieving cost takeout, all with limited resources, expertise, and budget.
•Modern Workplace. Services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, Internet of Things ("IoT") and mobility services, providing a consumer-like, digital experience.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2021
Revenues	$8,336	$9,393	$17,729	$—	$17,729
Segment Profit	$1,120	$245	$1,365	$(263)	$1,102
Depreciation and amortization (1)	$212	$1,122	$1,334	$106	$1,440

Fiscal Year Ended March 31, 2020
Revenues	$9,111	$10,466	$19,577	$—	$19,577
Segment Profit	$1,301	$1,007	$2,308	$(247)	$2,061
Depreciation and amortization (1)	$199	$1,051	$1,250	$109	$1,359

Fiscal Year Ended March 31, 2019
Revenues	$8,684	$12,069	$20,753	$—	$20,753
Segment Profit	$1,645	$1,911	$3,556	$(287)	$3,269
Depreciation and amortization (1)	$90	$1,212	$1,302	$127	$1,429

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $530 million, $583 million, and $539 million for fiscal 2021, 2020, and 2019, respectively.

Reconciliation of Reportable Segment Profit to Consolidation

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less cost of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs and amortization of acquired intangible assets.

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Profit
Total profit for reportable segment	$1,365	$2,308	$3,556
All other loss	(263)	(247)	(287)
Interest income	98	165	128
Interest expense	(361)	(383)	(334)
Restructuring costs	(551)	(252)	(465)
Transaction, separation and integration-related costs	(358)	(318)	(401)
Amortization of acquired intangibles	(530)	(583)	(539)
Gains on dispositions	2,004	—	—
Pension and OPEB actuarial and settlement (losses) gains	(519)	244	(143)
Debt extinguishment cost	(41)	—	—
Impairment losses	(190)	(6,794)	—
Gain on arbitration award	—	632	—
Income (loss) from continuing operations before taxes	$654	$(5,228)	$1,515

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Geographic Information

See Note 21 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2021	March 31, 2020
United States	$1,189	$1,621
U.K.	465	493
Australia	149	134
Other Europe	603	757
Other International	540	542
Total Property and Equipment, net	$2,946	$3,547

No single customer exceeded 10% of the Company’s revenues during fiscal 2021, fiscal 2020 or fiscal 2019.

Note 21 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
United States	$5,983	$7,225	$7,677
U.K.	2,413	2,776	3,175
Other Europe	5,129	5,121	5,294
Australia	1,529	1,487	1,582
Other International	2,675	2,968	3,025
Total Revenues	$17,729	$19,577	$20,753

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2021, approximately $23 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations in fiscal 2022, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

	As of
(in millions)	March 31, 2021	March 31, 2020
Trade receivables, net	$2,871	$3,059
Contract assets	$351	$454
Contract liabilities	$1,701	$1,756

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2020
Balance, beginning of period	$1,756	$1,886
Deferred revenue	2,933	2,910
Recognition of deferred revenue	(2,922)	(2,925)
Currency translation adjustment	128	(48)
Other(1)	(194)	(67)
Balance, end of period	$1,701	$1,756

(1) Other included contract liabilities of $52 million related to the divested HHS business discussed in Note 3 - "Divestitures" and $62 million related to HPS business and other insignificant businesses reclassified to assets held for sale discussed in Note 4 - "Assets Held for Sale".

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2021	March 31, 2020
Capitalized sales commission costs(1)	$256	$262
Transition and transformation contract costs, net(2)	$888	$874

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2021	March 31, 2020	March 31, 2019
Capitalized sales commission costs amortization(1)	$70	$72	$62
Transition and transformation contract cost amortization(2)	$264	$280	$258

(1)Capitalized sales commission costs are included within other assets in the accompanying balance sheets and amortization expense related to the capitalized sales commission assets are included in selling, general, and administrative expenses in the accompanying statements of operations.
(2)Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract that are classified as other assets in the accompanying balance sheets and amortization expense are included within depreciation and amortization in the accompanying statements of operations.

Note 22 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $551 million, $252 million and $465 million for fiscal 2021, 2020 and 2019, respectively. The costs recorded during fiscal 2021 were largely the result of implementing the Fiscal 2021 Plan as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2021	March 31, 2020
Accrued expenses and other current liabilities	$225	$145
Other long-term liabilities	45	35
Total	$270	$180

Summary of Restructuring Plans

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company's workforce and facility structures (the "Fiscal 2021 Plan").

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the "Fiscal 2020 Plan"). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $296 million, comprising $279 million in employee severance and $17 million of facilities costs.

Fiscal 2019 Plan

During fiscal 2019, management approved global cost savings initiatives designed to better align the Company's organizational structure with its strategic initiatives and continue the integration of HPES and other acquisitions (the "Fiscal 2019 Plan"). The Fiscal 2019 Plan includes workforce optimization and rationalization of facilities and data center assets. Costs incurred to date under the Fiscal 2019 Plan total $479 million, comprising $337 million in employee severance and $142 million of facilities costs.

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company's operations in response to a continuing business contraction (the "Fiscal 2018 Plan"). The Fiscal 2018 Plan focuses mainly on optimizing specific aspects of global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the pyramid structure. Additionally, this plan included global facility restructuring, including a global data center restructuring program. Costs incurred to date under the Fiscal 2018 Plan total $998 million, comprising $802 million in employee severance and $196 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2020	Costs Expensed, Net of Reversals(1)	Costs Not Affecting Restructuring Liability(2)	Cash Paid	Other(3)	Restructuring Liability as of March 31, 2021
Fiscal 2021 Plan
Workforce Reductions	$—	$501	$(11)	$(313)	$3	$180
Facilities Costs	—	37	(17)	(14)	(3)	3
Total	$—	$538	$(28)	$(327)	$—	$183

Fiscal 2020 Plan
Workforce Reductions(4)	$74	$8	$1	$(60)	$4	$27
Facilities Costs	2	(4)	4	(2)	—	—
Total	$76	$4	$5	$(62)	$4	$27

Fiscal 2019 Plan
Workforce Reductions	$25	$(1)	$(2)	$(17)	$2	$7
Facilities Costs	5	(2)	1	(1)	3	6
Total	$30	$(3)	$(1)	$(18)	$5	$13

Other Prior Year Plans
Workforce Reductions	$24	$12	$(7)	$(19)	$2	$12
Facilities Costs	—	—	—	—	—	—
Total	$24	$12	$(7)	$(19)	$2	$12

Acquired Liabilities
Workforce Reductions	$39	$1	$—	$(7)	$1	$34
Facilities Costs	11	(1)	1	(9)	(1)	1
Total	$50	$—	$1	$(16)	$—	$35

(1) Costs expensed, net of reversals include $11 million, $9 million, and $3 million of costs reversed from the Fiscal 2020 Plan, Fiscal 2019 Plan and Other Prior Year Plans, respectively.
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

Note 23 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2021 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2022	$1,487
2023	1,227
2024	423
2025	175
2026	177
Thereafter	15
Total	$3,504

In the normal course of business, the Company may provide certain customers with financial performance guarantees, and at times performance letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company’s customer. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2021:

(in millions)	Fiscal 2022	Fiscal 2023	Fiscal 2024 and Thereafter	Totals
Surety bonds	$98	$18	$69	$185
Letters of credit	172	30	510	712
Stand-by letters of credit	71	26	11	108
Totals	$341	$74	$590	$1,005

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

In December 2017, a jury trial was held and a verdict was returned in favor of plaintiffs. On August 6, 2019, the Court issued an order awarding plaintiffs $18.75 million in damages. In September 2019, Plaintiffs filed a motion seeking $14.1 million in attorneys’ fees and costs. In July 2020, the Court issued an order awarding Plaintiffs $8.1 million in attorneys' fees and costs. The Company disagrees with the jury verdict, the damages award, and the fee award, and is appealing the judgment of the Court.

In October 2020, the Company reached an agreement in principle with the plaintiffs to resolve the matter. In February 2021, the Company executed a settlement agreement with the plaintiffs, which is now pending court approval.

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

In September 2017, the Securities and Exchange Commission (“SEC”) filed a complaint against Mr. Pulier in the U.S. District Court for the Central District of California alleging various claims, including for fraud and falsifying books and records (Securities and Exchange Commission v. Eric Pulier, Case No. 2:17-cv-07124). In May 2021, the SEC and Mr. Pulier filed a Consent of Defendant Eric Pulier and a Proposed Final Judgment as to Defendant Eric Pulier, which the Court subsequently accepted and entered.

With the SEC’s claims against Mr. Pulier resolved, the Company’s obligation to advance amounts for Mr. Pulier’s legal fees and costs has concluded.

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

The Company has been pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company's applicable insurance policies. Certain carriers have accepted coverage while others have denied coverage. On February 21, 2020, the Company paid the balance of the judgment, which net of insurance recovery, totalled $60 million. The Company has since recovered an additional $12.5 million from its insurance carriers. The Company continues to pursue recovery with its insurance carriers.

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

In January 2017, defendants filed a partial motion to dismiss and a motion to compel arbitration of claims by certain named and opt-in plaintiffs who had signed release agreements as part of their WFR packages. In September 2017, the Court denied the partial motion to dismiss without prejudice, but granted defendants’ motions to compel arbitration for those named and opt-in plaintiffs. The Court stayed the entire action pending arbitration for these individuals, and administratively closed the case.

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

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action.

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

On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. In August 2020, the court granted Oracle's appeal in part. The case was then remanded to the District Court for further proceedings.

In January 2021, the District Court entered a scheduling order that provided for summary judgment briefing to be completed by May 2021 and a trial date in November 2021.

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company moved to dismiss the claims in their entirety, and on June 2, 2020, the court granted the Company’s motion, dismissing all claims and entering judgment in the Company's favor. On July 1, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. The appeal has been fully briefed and a decision on the appeal remains pending.

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

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. The Company has since moved to dismiss the state action, and the court has continued the motion until after the outcome of the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. On November 12, 2020, the Company filed a motion to dismiss the amended complaint. On April 30, 2021, the Court granted the Company’s motion to dismiss the amended complaint, while granting Plaintiffs leave to amend and refile their complaint within 30 days.

On October 2, 2019, a shareholder derivative lawsuit was filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company moved to dismiss the complaint on the basis that the Board’s decision to defer action was not a refusal of the demand and was within its discretion. The Company’s motion to dismiss was denied on January 22, 2020. By agreement of the parties and order of the court, the case is presently stayed, pending the outcome of the appeal in the Eastern District of Virginia matter.

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

Perspecta Arbitration: In October 2019, Perspecta Inc. ("Perspecta") submitted a demand for arbitration claiming that in June 2018 DXC breached certain obligations under the Separation and Distribution Agreement ("SDA") between Perspecta and DXC and seeking at least $120 million in alleged damages. During the course of discovery, Perspecta increased the amount of its alleged damages, first to $500 million and then to over $800 million. Perspecta then increased its damages calculations to include interest, bringing its total claim to $990 million.

In its arbitration demand, Perspecta also challenged $39 million in invoices issued by DXC in June 2019 under its IT Services Agreement with Perspecta ("ITSA"). Perspecta subsequently challenged an additional $31 million sought by DXC in August 2020 under the ITSA.

In October 2020, a hearing was held before an arbitration panel, during which the Company and Perspecta each presented evidence on the claims at issue. In December 2020, the parties presented closing arguments and the case was submitted. In February 2021, the arbitration panel issued an interim award, finding in DXC’s favor on all matters at issue in the arbitration. Perspecta’s claims under the SDA were denied in full. Perspecta’s challenges under the ITSA were also denied in full, and DXC was awarded the full amount of its invoices, totaling $69 million. The panel further held that DXC could seek reimbursement of its costs and fees in litigating the matter, as well as pre- and post-judgment interest on the $69 million DXC was awarded. The parties submitted briefing on these issues in March 2021. In May 2021, the parties reached an agreement to settle DXC’s pending request for fees and interest. The agreement also provided for payment to DXC of the $69 million awarded to it in the arbitration. This matter is now closed.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain of our tax positions. For more detail, see Note 13 - "Income Taxes—Tax Examinations."

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

Note 24 - Subsequent Events

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus Holding S.p.A. ("Dedalus") for €462 million (approximately $543 million), subject to certain adjustments. The sale of HPS to Dedalus is consistent with DXC’s strategy and focus on the Enterprise Technology Stack. The sale proceeds were used to repay the remainder of two series of 4.45% Senior Notes due fiscal 2023 for $154 million and $165 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report to ensure that information required to be disclosed by us in the SEC reports (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that DXC's disclosure controls and procedures were not effective as of March 31, 2021 because of the material weakness in our internal control over financial reporting as described below (and previously disclosed in our December 31, 2019 Form 10-Q and subsequent Form 10-K and 10-Q filings), in Management's Report on Internal Control over Financial Reporting. Notwithstanding this material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statement would not be prevented or detected on a timely basis.

As previously disclosed in Item 4 “Controls and Procedures” of our Form 10-Q for the period ended December 31, 2019, management concluded there was a material weakness in internal controls over financial reporting relating to the design and implementation of effective control activities based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Management identified multiple deficiencies that constitute a material weakness, in the aggregate, related to the establishment and timely reassessment of policies and procedures for complex transactions and processes and the related impacts to control activities.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of March 31, 2021.

Remediation Plan

Management has taken and will continue to take significant and comprehensive actions to remediate the material weakness. With the addition of new operations and finance leadership working in concert with the Audit Committee, management assessed the root cause of the multiple deficiencies that aggregated to the material weakness. As a result, an extension of time is necessary to make further control enhancements to deliver a sustainable control environment and remediate the material weakness.

The Audit Committee has been fully engaged and supportive of management’s efforts to remediate the Material Weakness. Beginning in the fourth quarter of fiscal 2020, the Audit Committee has received a remediation report at each regularly held meeting and had additional informal meetings specifically to review progress on the remediation. Participants have included the Chief Executive Officer, Chief Financial Officer, Controller, SOX Leader and Internal Audit to answer questions and take feedback from the Committee. Additionally, the Audit Committee requested that the new finance leadership complete a detailed review of the root cause analysis and remediation plan which was completed during the fourth quarter of fiscal 2021 making it necessary for an extension of time to complete additional remediation actions, including further augmenting the Company's talent.

The following activities are designed as part of this remediation plan to (1) address the material weakness in the control activities component of the COSO framework and (2) enhance and improve our control activities and processes:

Actions to remediate the material weakness in the control activities component of COSO:

•We appointed a new Chief Financial Officer during the third quarter of fiscal 2021 with previous experience as a Chief Accounting Officer and substantial experience leading a finance organization through transformation including remediating material weaknesses. Our Chief Financial Officer is leading our remediation efforts and is focused on driving change in our finance organization, control environment and culture.
•We evaluated our finance organization and have and will augment our finance team with additional professionals with the appropriate levels of accounting, controls, finance oversight and tax experience and training.
•We hired a dedicated team of controls and process experts to standardize our processes and focus our key controls to address material risks.
•We are increasing communication and training to employees regarding internal control over financial reporting and disclosure controls and procedures.
•We are designing and implementing an enterprise wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures.

Additional enhancements to improve our control activities and processes:

•We are enhancing our financial cadence and discipline including reviewing the underlying performance of the business and related balance sheet accounts.
•We are enhancing key enterprise controls including financial operations reviews, working capital reviews, balance sheet reviews and assessment and monitoring of non-routine accounting transactions.
•We are assessing relevant policies focusing on ownership and accountability and reviewing and implementing changes to thresholds to focus on risk.
•We are refining the financial close process so it executes with the appropriate cadence and rigor to reduce the length of time it takes to close.
•We are standardizing processes, rationalizing and strengthening controls to mitigate significant risk, enhance control owner accountability and transparency to address deficiencies in a holistic and timely manner.

These additional remediation efforts, identified to comprehensively address our analysis of root causes, have begun and are expected to be completed in subsequent quarters. After management’s remediation efforts are complete, subsequent testing will be required to conclude that a material weakness no longer exists. Our goal is to have enhanced control policies, procedures, processes in place as promptly as practicable, however, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of March 31, 2021.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Changes in Internal Controls Over Financial Reporting

In addition to the remediation efforts described above, we adopted ASC 326, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, effective April 1, 2020, as described in Note 2 - “Recent Accounting Pronouncements” to the financial statements during the first quarter of fiscal 2021. We began using a new model and redesigned certain processes and controls relating to our reserves and expected losses.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Tysons, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 27, 2021, expressed an unqualified opinion on those financial statements.

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

The Company did not design and implement effective control activities based on the criteria established in the COSO framework. The Company identified multiple deficiencies that constitute a material weakness, in the aggregate, related to the establishment and timely reassessment of policies and procedures for complex transactions and processes and the related impacts to control activities.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 27, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors,” "Delinquent Section 16(a) Reports" (if applicable), “Corporate Governance,” and “Additional Information-Business for 2021 Annual Meeting" in our 2021 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2021, and such information is incorporated herein by reference.

We have a written Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and every other officer and employee of DXC. Our Code of Business Conduct is available on our website, www.dxc.technology, under the heading Leadership and Governance. If any amendment to, or a waiver from, a provision of the Code of Business Conduct is made, we intend to disclose such information on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2021 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2021. See Note 17 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,186,460	5.01	33,294,088
Equity compensation plans not approved by security holders	—	—	—
Total	10,186,460	5.01	33,294,088

Other information required by this Item will appear in the 2021 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2021 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2021 Proxy Statement under the heading "Proposal 2-Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2022-Fees" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report. See the index on page [63].

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

4.5
Sixth Supplemental Indenture, dated March 15, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 15, 2018) (file no. 001-38033))

4.6
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.7
Eighth Supplemental Indenture, dated April 21, 2020, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.8	Form of DXC Technology Company's 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))
4.9	Form of DXC Technology Company's 4.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))
4.10	Form of DXC Technology Company's 4.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to DXC Technology Company's Form 8-K (filed August 9, 2017) (file no. 001-38033))
4.11
Form of DXC Technology Company's 7.45% Senior Notes due 2029 (incorporate by reference to Exhibit 4.5 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (filed February 9, 2018) (file no. 001-38033))

4.12	Form of DXC Technology Company's 2.750% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to DXC Technology's Form 8-K filed March 15, 2018) (file no. 001-38033))
4.13
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.14
Form of DXC Technology Company’s 4.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed April 21, 2020) (file no. 001-38033))

4.15	Description of Securities (incorporated by reference to Exhibit 4.21 to DXC Technology Company's Annual Report on Form 10-K (filed June 13, 2019) (file no. 001-38033))
10.1
Amended and Restated Credit Agreement, dated as of October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.2
Amendment No. 1 dated as of April 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.3
Amendment No. 2 dated as of June 21, 2016 to the Credit Agreement dated October 11, 2013, among Computer Sciences Corporation, the financial institutions listed therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed June 21, 2016) (file no. 001-04850))

10.4
Waiver and Amendment No. 3 dated as of February 17, 2017 to the Amended and Restated Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.54 to Computer Sciences Corporation’s Annual Report on Form 10-K for the year ended March 31, 2017 (filed May 26, 2017) (file no. 001-04850))

10.5
Amendment No. 4 dated as of October 11, 2018 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.9 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.6
Amendment No. 5 and Extension Agreement dated October 11, 2019 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020) (file no. 001-38033))

10.7
Amendment No. 6 dated May 15, 2020 to the Amended and Restated Credit Agreement dated October 11, 2013, among DXC Technology Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.7 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020) (file no. 001-38033))

10.8
Incremental Assumption Agreement, dated as of June 15, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to Computer Sciences Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.9
Second Incremental Assumption Agreement, dated as of July 25, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.10
Third Incremental Assumption Agreement, dated as of December 30, 2016, by and among Computer Sciences Corporation, the incremental lenders party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.11
Fourth Incremental Assumption Agreement, dated as of April 3, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.8 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.12
Fifth Incremental Assumption Agreement, dated as of September 27, 2017, by and among DXC Technology Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.6 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.13
Sixth Incremental Assumption Agreement dated September 26, 2018, by and among the DXC Technology Company and the incremental lenders party thereto and consented to, with respect to the New Lender (as defined therein) only, by the Swing Line Banks (as defined in the Revolving Credit Agreement) party thereto and consented to, with respect to the New Lender only, and accepted by Citibank, as administrative agent (incorporated by reference to Exhibit 10.4 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.14
Term Loan Credit Agreement dated as of March 15, 2019 among DXC Technology Company, as borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Current Report on Form 8-K (filed March 20, 2019) (file no. 001-38033))

10.15
Amendment No. 1 and Extension Agreement dates May 15, 2020 to the Term Loan Credit Agreement dated as of March 15, 2019 among DXC Technology Company, as borrower, the lenders from time to time party thereto, as Lenders, and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.15 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020) (file no. 001-38033)

10.16
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.17
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.18
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.19
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.20
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.21
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.22
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.23
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.24
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.25
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.26
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.27
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.28
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.29
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.30
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.31
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.32
Tenth Amendment to the Receivables Purchase Agreement dated as of August 10, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.33
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.34*
DXC Technology Company 2017 Omnibus Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix C to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033)

10.35*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033)

10.36*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.37*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.38*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.39*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.40*	Form of Fiscal 2022 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.41*
Form of Fiscal 2021 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.42*
Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033)

10.43*	Form of Fiscal 2022 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)

10.44*
Form of Fiscal 2021 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.45*
Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033)

10.46*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.47*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.48*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.49*	Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (filed herewith)
10.50*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.51*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.52*	Form of Fiscal 2022 Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.53*	Employment Agreement with Michael J. Salvino (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))
10.54*	Amendment to Employment Agreement with Michael J. Salvino dated May 27, 2021 (filed herewith)
10.55*
Separation Agreement with Paul Saleh, dated October 2, 2020 (incorporated by reference to Exhibit 10.3 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed on November 6, 2020) (file no. 001-38033))

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

*Management contract or compensatory plan or agreement
**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	May 27, 2021	By:	/s/ Kenneth P. Sharp
		Name:	Kenneth P. Sharp
		Title:	Executive Vice President and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Michael J. Salvino and Kenneth P. Sharp, and each or any of them, as his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Salvino	President and Chief Executive Officer, Director	May 27, 2021
Michael J. Salvino	(Principal Executive Officer)

/s/ Kenneth P. Sharp	Executive Vice President and Chief Financial Officer	May 27, 2021
Kenneth P. Sharp	(Principal Financial Officer)

/s/ Neil A. Manna	Senior Vice President and Corporate Controller	May 27, 2021
Neil A. Manna	(Principal Accounting Officer)

/s/ Ian C. Read	Chairman	May 27, 2021
Ian C. Read

/s/ Mukesh Aghi	Director	May 27, 2021
Mukesh Aghi

/s/ Amy E. Alving	Director	May 27, 2021
Amy E. Alving

/s/ David A. Barnes	Director	May 27, 2021
David A. Barnes

/s/ Raul J. Fernandez	Director	May 27, 2021
Raul J. Fernandez

/s/ David L. Herzog	Director	May 27, 2021
David L. Herzog

/s/ Mary Louise Krakauer	Director	May 27, 2021
Mary Louise Krakauer

/s/ Dawn Rogers	Director	May 27, 2021
Dawn Rogers

/s/ Manoj P. Singh	Director	May 27, 2021
Manoj P. Singh

/s/ Akihiko Washington	Director	May 27, 2021
Akihiko Washington

/s/ Robert F. Woods	Director	May 27, 2021
Robert F. Woods