Form 10-Q
period 2021-06-30
DXC Technology Co
filed 2021-08-05
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No.: 001-38033

DXC TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1800317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia 22102
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (703) 245-9675

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DXC	The New York Stock Exchange
2.750% Senior Notes Due 2025	DXC 25	The New York Stock Exchange
1.750% Senior Notes Due 2026	DXC 26	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
       ☐ Yes  ☒   No

251,904,242 shares of common stock, par value $0.01 per share, were outstanding on August 2, 2021.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2021	June 30, 2020

Revenues	$4,141	$4,502

Costs of services (excludes depreciation and amortization and restructuring costs)	3,255	3,629
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	383	539
Depreciation and amortization	422	492
Restructuring costs	67	72
Interest expense	62	106
Interest income	(20)	(23)
Debt extinguishment costs	28	—
Gain on disposition of businesses	(377)	—
Other income, net	(103)	(88)
Total costs and expenses	3,717	4,727

Income (loss) before income taxes	424	(225)
Income tax expense (benefit)	142	(26)
Net income (loss)	282	(199)
Less: net income attributable to non-controlling interest, net of tax	4	6
Net income (loss) attributable to DXC common stockholders	$278	$(205)

Income (loss) per common share:
Basic	$1.09	$(0.81)
Diluted	$1.07	$(0.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020

Net income (loss)	$282	$(199)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $2 and $7	(112)	(3)
Cash flow hedges adjustments, net of tax expense of $0 and $3	(1)	11
Available-for-sale securities, net of tax expense of $0 and $0	—	4
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $0 and $1	(2)	(9)
Pension and other post-retirement benefit plans, net of tax	(2)	(9)
Other comprehensive (loss) income, net of taxes	(115)	3
Comprehensive income (loss)	167	(196)
Less: comprehensive income (loss) attributable to non-controlling interest	13	5
Comprehensive income (loss) attributable to DXC common stockholders	$154	$(201)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,460	$2,968
Receivables and contract assets, net of allowance of $84 and $91	4,081	4,156
Prepaid expenses	659	567
Other current assets	341	517
Total current assets	7,541	8,208
Intangible assets, net of accumulated amortization of $4,634 and $4,422	3,888	4,043
Operating right-of-use assets, net	1,299	1,366
Goodwill	639	641
Deferred income taxes, net	238	289
Property and equipment, net of accumulated depreciation of $4,120 and $4,121	2,841	2,946
Other assets	4,421	4,545
Total Assets	$20,867	$22,038
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	817	1,167
Accounts payable	857	914
Accrued payroll and related costs	746	698
Current operating lease liabilities	413	418
Accrued expenses and other current liabilities	3,060	3,476
Deferred revenue and advance contract payments	1,032	1,079
Income taxes payable	481	398
Total current liabilities	7,406	8,150
Long-term debt, net of current maturities	4,116	4,345
Non-current deferred revenue	598	622
Non-current operating lease liabilities	971	1,038
Non-current income tax liabilities and deferred tax liabilities	771	854
Other long-term liabilities	1,619	1,721
Total Liabilities	15,481	16,730
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of June 30, 2021 and March 31, 2021	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 256,681,401 issued as of June 30, 2021 and 257,052,533 issued as of March 31, 2021	3	3
Additional paid-in capital	10,713	10,761
Accumulated deficit	(5,045)	(5,331)
Accumulated other comprehensive loss	(426)	(302)
Treasury stock, at cost, 2,697,498 and 2,458,027 shares as of June 30, 2021 and March 31, 2021	(168)	(158)
Total DXC stockholders’ equity	5,077	4,973
Non-controlling interest in subsidiaries	309	335
Total Equity	5,386	5,308
Total Liabilities and Equity	$20,867	$22,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$282	$(199)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	427	496
Operating right-of-use expense	130	156
Pension & other post-employment benefits, actuarial & settlement losses	—	2
Share-based compensation	25	16
Deferred taxes	(25)	—
(Gain) loss on dispositions	(414)	4
Provision for losses on accounts receivable	(3)	35
Unrealized foreign currency exchange gain	(8)	(11)
Debt extinguishment costs	28	—
Other non-cash charges, net	3	7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	26	(100)
Decrease in operating lease liability	(130)	(156)
Decrease in other liabilities	(370)	(131)
Net cash (used in) provided by operating activities	(29)	119

Cash flows from investing activities:
Purchases of property and equipment	(98)	(95)
Payments for transition and transformation contract costs	(55)	(82)
Software purchased and developed	(122)	(48)
Payments for acquisitions, net of cash acquired	—	(10)
Business dispositions	513	—
Cash collections related to deferred purchase price receivable	—	159
Proceeds from sale of assets	67	6
Other investing activities, net	6	9
Net cash provided by (used in) investing activities	311	(61)

Cash flows from financing activities:
Borrowings of commercial paper	216	748
Repayments of commercial paper	(194)	(317)
Borrowings under lines of credit	—	2,500
Repayment of borrowings under lines of credit	—	(750)
Borrowings on long-term debt	19	993
Principal payments on long-term debt	(352)	(1,084)
Payments on finance leases and borrowings for asset financing	(494)	(245)
Proceeds from stock options and other common stock transactions	9	—
Taxes paid related to net share settlements of share-based compensation awards	(11)	(3)
Payments for debt extinguishment costs	(28)	—
Repurchase of common stock and advance payment for accelerated share repurchase	(48)	—
Dividend payments	—	(53)
Other financing activities, net	17	(3)
Net cash (used in) provided by financing activities	(866)	1,786
Effect of exchange rate changes on cash and cash equivalents	13	(14)
Net (decrease) increase in cash and cash equivalents including cash classified within current assets held for sale	(571)	1,830
Cash classified within current assets held for sale	63	—
Net (decrease) increase in cash and cash equivalents	(508)	1,830
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at end of period	$2,460	$5,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				278			278	4	282
Other comprehensive loss					(124)		(124)	9	(115)
Share-based compensation expense			18				18		18
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program	(1,750)		(74)	7			(67)		(67)
Stock option exercises and other common stock transactions	1,378		8				8		8
Non-controlling interest distributions and other				1			1	(39)	(38)
Balance at June 30, 2021	256,681	$3	$10,713	$(5,045)	$(426)	$(168)	$5,077	$309	$5,386

	Three Months Ended June 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(205)			(205)	6	(199)
Other comprehensive income					4		4	(1)	3
Share-based compensation expense			15				15		15
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	709						—		—
Balance at June 30, 2020	256,383	$3	$10,729	$(5,386)	$(599)	$(154)	$4,593	$349	$4,942

    (1) 2,697,498 treasury shares as of June 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies trust DXC to deploy its enterprise technology stack to deliver new levels of performance, competitiveness and customer experiences.

HPS Sale

On April 1, 2021, DXC completed the sale of its healthcare provider software business (“HPS” or the “HPS Business”) to Dedalus Holding S.p.A. (“Dedalus”). The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HPS Business for €468 million (approximately $551 million), subject to certain adjustments. See Note 4 – “Divestitures” for further information.
HHS Sale

On October 1, 2020, DXC completed the sale of its U.S. State and Local Health and Human Services business (“HHS” or the “HHS Business”) to Veritas Capital Fund Management, L.L.C. (“Veritas Capital”) to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5 billion, subject to net working capital adjustments and assumed liabilities. See Note 4 – “Divestitures” for further information.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) as the “statements of comprehensive income,” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“fiscal 2021”).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the coronavirus disease 2019 (“COVID-19”) crisis, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to the COVID-19 crisis and may change materially in future periods. Estimates are used for, but are not limited to, contracts accounted for using the percentage -of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Recent Accounting Pronouncements

During the three months ended June 30, 2021, DXC adopted the following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
December 2019 ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”	April 1, 2021 Multiple Methods
This update is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are applied on a prospective basis.
The Company determined that this standard had no material impact to its condensed consolidated financial statements following adoption.

The following ASU was recently issued but has not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
July 2021 ASU 2021-05, “Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments”	April 1, 2022	The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement.	The Company is currently evaluating the potential impact this standard may have on its financial statements in future reporting periods.

Other recently issued ASUs effective after June 30, 2021 are not expected to have a material effect on DXC’s consolidated financial statements.

Note 3 – Acquisitions

Fiscal 2021 Acquisitions

AXA Bank Germany Acquisition

On January 1, 2021, DXC completed the acquisition of AXA Bank Germany (“AXA Bank”), a German retail bank, from AXA Group for the total consideration of $101 million. In connection with its acquisition of AXA Bank, DXC received cash of $294 million which included customer deposit liabilities totaling $197 million. DXC recorded goodwill associated with the acquisition of AXA Bank totaling $2 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Divestitures

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for €468 million (approximately $551 million), which includes €10 million (approximately $12 million) related to future services to be provided by the Company. The sale proceeds were used to repay the remainder of two series of 4.45% senior notes due fiscal 2023 for $154 million and $165 million. The HPS Sale resulted in a pre-tax gain on sale of $341 million, net of closing costs. The sale price is subject to adjustment based on changes in actual closing net working capital. Final potential working capital adjustments are pending.

The following is a summary of the assets and liabilities distributed as part of the HPS Sale on April 1, 2021:

(in millions)	As of April 1, 2021
Assets:
Cash and cash equivalents	$34
Accounts receivable, net	62
Prepaid expenses	6
Total current assets	102
Intangible assets, net	101
Operating right-of-use assets, net	3
Goodwill	81
Deferred income taxes, net	62
Property and equipment, net	4
Other assets	15
Total non-current assets	266
Total assets	$368

Liabilities:
Accounts payable	$4
Accrued payroll and related costs	7
Current operating lease liabilities	1
Accrued expenses and other current liabilities	14
Deferred revenue and advance contract payments	45
Total current liabilities	71
Non-current deferred revenue	10
Long-term operating lease liabilities	2
Other long-term liabilities	3
Total long-term liabilities	15
Total liabilities	$86

During the first quarter of fiscal 2022, the Company sold some insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fiscal 2021 Divestitures

HHS Sale

On October 1, 2020, DXC completed the sale of its HHS Business to Veritas Capital. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business for a total enterprise value of $5.0 billion (including $85 million related to future services to be provided by the Company). As part of the sale of the HHS business, $272 million of repurchased receivables, previously sold under the Milano Receivables Facility (“Milano Facility”) (see Note 6 – “Receivables” to the financial statements), $12 million of prepaid maintenance, and $48 million of software licenses were transferred to the HHS Business. DXC made payment for these assets during the third quarter of fiscal 2021. The repurchase of receivables and payment on prepaid maintenance are reported as operating cash outflows, and the payment for software license is considered an investing cash outflow. The HHS Sale resulted in a pre-tax gain on sale of $2,014 million, net of closing costs. The sale price is subject to adjustment based on changes in actual closing net working capital. Final potential working capital adjustments are pending. Approximately $3.5 billion of the sale proceeds were used to prepay debt.

DXC’s post-divestiture relationship with the HHS Business is governed by the Purchase Agreement, which provides for the allocation of assets, employees, liabilities and obligations (including property, employee benefits, litigation, and tax-related assets and liabilities) between DXC and the HHS Business attributable to periods prior to, at and after the divestment. In addition, DXC and the HHS Business have service and commercial contracts that generally extend through fiscal 2023.

The divestment of the HHS Business, reported as part of the GBS segment, did not meet the requirements for presentation as discontinued operations as it did not represent a strategic shift that would have a major effect on DXC’s operations and financial results and was included in income prior to its divestment.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

During fiscal 2021, the Company sold some insignificant businesses that resulted in a net loss of $10 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5 – Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2021	June 30, 2020
Net income (loss) attributable to DXC common shareholders:	$278	$(205)

Common share information:
Weighted average common shares outstanding for basic EPS	254.67	253.63
Dilutive effect of stock options and equity awards	5.65	—
Weighted average common shares outstanding for diluted EPS	260.32	253.63

Earnings (Loss) per share:
Basic	$1.09	$(0.81)
Diluted	$1.07	$(0.81)

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020(1)
Stock Options	529,216	1,749,189
Restricted Stock Units	759,922	3,149,436
Performance Stock Units	393,802	233,762

(1) Due to the Company’s net loss for the three months ended June 30, 2020, stock options, restricted stock units and performance stock units were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Receivables

Allowance for Doubtful Accounts

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in allowances against trade accounts receivables:

	As of
(in millions)	June 30, 2021	March 31, 2021
Beginning balance	$91	$74
Impact of adoption of the Credit Loss Standard	—	4
(Reversals) provisions for expected credit losses	(3)	53
Other adjustments to allowance and write off’s	(4)	(40)
Ending balance	$84	$91

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of June 30, 2021, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $500 million as of June 30, 2021. Under the Receivables Facility, certain of the Company’s subsidiaries (the “Sellers”) sell accounts receivable to DXC Receivables LLC (“Receivables SPV”), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns with non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled on a monthly basis. On July 30, 2021, Receivables SPV amended the Receivables Facility (the “Amendment”) to decrease the facility limit from $500 million to $400 million and extend the termination date to July 29, 2022.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of June 30, 2021, the total availability under the Receivables Facility was $380 million, and the amount sold to the Purchasers was $350 million, which was derecognized from the Company’s balance sheet. As of June 30, 2021, the Company recorded a $30 million receivable within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability. The Receivables Facility is scheduled to terminate on July 29, 2022, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV’s sale of receivables under the Receivables Facility for general corporate purposes.

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

Milano Receivables Facility

On October 1, 2020, in connection with the consummation of the sale of the HHS Business, and at the direction of the purchaser of the HHS Business, the Milano Facility was terminated. For more information, refer to Note 4 – “Divestitures.”

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

German Receivables Facility

On October 1, 2019, the Company executed an accounts receivable securitization facility (the “DE Receivables Facility”) with certain unaffiliated financial institutions (the “DE Purchasers”) for the sale of commercial accounts receivable in Germany. On June 30, 2021, the Company terminated the agreement governing the DE Receivables Facility. In connection with the termination of the DE Receivables Facility, the Company repaid all outstanding obligations and fees thereunder.

Under the DE Receivables Facility, certain of the Company’s subsidiaries organized in Germany (the “DE Sellers”) sold accounts receivable to DXC ARFacility Designated Activity Company (“DE Receivables SPV”), a trust-owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sold certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occurred continuously and were settled on a monthly basis. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility. Under the terms of the DE Receivables Facility, there was no longer any deferred purchase price (“DPP”) for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity. See Note 19 – “Cash Flows” for additional information.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of June 30, 2020
Beginning balance, as of April 1, 2020	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Leases

The Company has operating and finance leases for data centers, corporate offices, and certain equipment. Its leases have remaining lease terms of one to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost	$130	$156
Short-term lease cost	11	15
Variable lease cost	18	8
Sublease income	(9)	(12)
Total operating costs	$150	$167

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$130	$156
ROU assets obtained in exchange for operating lease liabilities(1)	$52	$275

(1) Net of $242 million and $58 million in lease modifications and terminations during the first quarters of fiscal 2022 and 2021, respectively. See Note 19 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2021	March 31, 2021
ROU operating lease assets	Operating right-of-use assets, net	$1,299	$1,366

Operating lease liabilities	Current operating lease liabilities	$413	$418
Operating lease liabilities	Non-current operating lease liabilities	971	1,038
Total operating lease liabilities		$1,384	$1,456

The weighted-average operating lease term was 4.8 years and 4.9 years as of June 30, 2021 and March 31, 2021, respectively. The weighted-average operating lease discount rate was 3.7% and 3.8% as of June 30, 2021 and March 31, 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for operating as of June 30, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Operating lease payments	$345	$374	$277	$201	$114	$209	$1,520
Less: imputed interest							(136)
Total operating lease liabilities							$1,384

Finance Leases

The components of lease expense were as follows:

(in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Amortization of right-of-use assets	$87	$116
Interest on lease liabilities	9	14
Total finance lease cost	$96	$130

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest paid for finance lease liabilities – Operating cash flows	$9	$14
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	170	138
Total cash paid in the measurement of finance lease obligations	$179	$152

Capital expenditures through finance lease obligations(1)	$71	$88

(1) See Note 19 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2021	March 31, 2021
ROU finance lease assets	Property and Equipment, net	$835	$834

Finance lease	Short-term debt and current maturities of long-term debt	$360	$398
Finance lease	Long-term debt, net of current maturities	448	496
Total finance lease liabilities(1)		$808	$894

(1) See Note 12 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.6 years and 2.6 years as of June 30, 2021 and March 31, 2021, respectively. The weighted-average finance lease discount rate was 3.4% and 3.6% as of June 30, 2021 and March 31, 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Finance lease payments	$314	$274	$159	$72	$22	$1	$842
Less: imputed interest							(34)
Total finance lease liabilities							$808

Note 8 – Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 9 – “Derivative Instruments” for information about these excluded assets and liabilities. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	June 30, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$13	$13	$—	$—
Time deposits(1)	67	67	—	—
Other securities(2)	59	—	56	3
Total assets	$139	$80	$56	$3

Liabilities:
Contingent consideration	$24	$—	$—	$24
Total liabilities	$24	$—	$—	$24

	March 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$12	$12	$—	$—
Time deposits(1)	78	78	—	—
Other securities(2)	57	—	55	2
Total assets	$147	$90	$55	$2

Liabilities:
Contingent consideration	$27	$—	$—	$27
Total liabilities	$27	$—	$—	$27

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $57 million and $57 million, and gains/(losses) of $(1) million and $(2) million, as of June 30, 2021 and March 31, 2021, respectively, included in other income, net in the Company’s statements of operations.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of money market funds, money market deposit accounts, U.S. Treasury bills with less than three months maturity and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other debt securities, included in other long-term assets, is based on actual market prices. The fair value of the DPPs, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance in connection with earn outs and other considerations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third-party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $4.2 billion and $4.7 billion as of June 30, 2021 and March 31, 2021, respectively, compared with carrying value of $3.9 billion and $4.4 billion as of June 30, 2021 and March 31, 2021, respectively. Long-term debt, excluding finance lease liabilities, is classified as Level 1 or Level 2 within the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements in such instances would be classified as Level 3 within the fair value hierarchy. There were no significant impairments recorded during the three months ended June 30, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2021 and March 31, 2021 were $537 million and $546 million, respectively. As of June 30, 2021, the related forecasted transactions extend through March 2023.

For the three months ended June 30, 2021 and June 30, 2020, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2021 and June 30, 2020, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2021, $2.2 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive income (loss) and income (loss)

During the three months ended June 30, 2021, the pre-tax gain (loss) on derivatives designated for hedge accounting was not material.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2021 and March 31, 2021 were $1.3 billion and $2.1 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended
(in millions)	Statement of Operations Line Item	June 30, 2021	June 30, 2020
Foreign currency forward contracts	Other income, net	$35	$25

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$8	$9
Total fair value of derivatives designated for hedge accounting		$8	$9

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$10	$3
Total fair value of derivatives not designated for hedge accounting		$10	$3

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$5
Total fair value of derivatives designated for hedge accounting:		$5	$5

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$11	$3
Total fair value of derivatives not designated for hedge accounting		$11	$3

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2021, there were eight counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $5 million.

The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is the Company’s policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements. The potential effect of such netting arrangements on the Company’s balance sheets is not material for the periods presented.

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

As of June 30, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2021, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $(7) million. As of March 31, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,067	$2,843	$1,224
Customer related intangible assets	4,218	1,739	2,479
Other intangible assets	237	52	185
Total intangible assets	$8,522	$4,634	$3,888

	As of March 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,014	$2,733	$1,281
Customer related intangible assets	4,212	1,641	2,571
Other intangible assets	239	48	191
Total intangible assets	$8,465	$4,422	$4,043

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Intangible asset amortization	$215	$253
Transition and transformation contract cost amortization(1)	49	61
Total amortization expense	$264	$314

(1)Transaction and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of June 30, 2021 is as follows:

Fiscal Year	(in millions)
Remainder of 2022	$650
2023	$762
2024	$663
2025	$556
2026	$515

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2021.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,131	$5,066	$10,197
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2021, net	$641	$—	$641

Foreign currency translation	(2)	—	(2)

Goodwill, gross	5,129	5,066	10,195
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of June 30, 2021, net	$639	$—	$639

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2021, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of June 30, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.38)% - (0.15)%	2022	$237	$213
Current maturities of long-term debt	Various	2022 - 2023	220	556
Current maturities of finance lease liabilities	0.35% - 17.68%	2022 - 2023	360	398
Short-term debt and current maturities of long-term debt			$817	$1,167

Long-term debt, net of current maturities
EUR term loan	0.80%(2)	2023 - 2024	$473	$469
$274 million Senior notes	4.45%	2023	—	154
$171 million Senior notes	4.45%	2023	—	165
$500 million Senior notes	4.25%	2025	504	504
$500 million Senior notes	4.125%	2026	463	496
£250 million Senior notes	2.75%	2025	343	343
€650 million Senior notes	1.75%	2026	767	760
$500 million Senior notes	4.75%	2028	506	506
$234 million Senior notes	7.45%	2030	267	268
Finance lease liabilities	0.35% - 17.68%	2022 - 2027	808	894
Borrowings for assets acquired under long-term financing	0.00% - 5.78%	2022 - 2027	498	672
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2022 - 2023	4	5
Long-term debt			4,696	5,299
Less: current maturities			580	954
Long-term debt, net of current maturities			$4,116	$4,345

(1)At DXC’s option, DXC can borrow up to a maximum of €1 billion.
(2) At DXC’s option, the EUR term loan bears interest at the Eurocurrency Rate for a one-, two-, three-, or six-month interest period, plus a margin between 0.55% and 1.05%, based on published credit ratings of DXC.

Senior Notes and Term Loans

During the first quarter of fiscal 2022, the Company used the proceeds from the sale of its HPS business to complete the retirement of the remaining $319 million of the two series of 4.45% senior notes due fiscal 2023. The Company also repurchased $33 million of its 4.125% senior notes due fiscal 2026 using the proceeds from the divestitures of other insignificant businesses and existing cash on hand.

Interest on the Company’s remaining term loan is payable monthly at DXC’s election. The Company fully and unconditionally guarantees term loans issued by its 100% owned subsidiaries. The interest on the Company’s senior notes is payable semi-annually in arrears, except for interest on the £250 million senior notes due fiscal 2025 and the €650 million senior notes due fiscal 2026, which are payable annually in arrears. Generally, the Company’s notes are redeemable at the Company’s discretion at the then-applicable redemption premium plus accrued and unpaid interest.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
United States	$1,209	$1,709
United Kingdom	602	573
Other Europe	1,305	1,205
Australia	401	361
Other International	624	654
Total Revenues	$4,141	$4,502

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized and adjustments for currency. As of June 30, 2021, approximately $24 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 33% of these remaining performance obligations in fiscal 2022, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	June 30, 2021	March 31, 2021
Trade receivables, net	$2,802	$2,871
Contract assets	$403	$351
Contract liabilities	$1,630	$1,701

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Balance, beginning of period	$1,701	$1,756
Deferred revenue	609	698
Recognition of deferred revenue	(668)	(719)
Currency translation adjustment	6	30
Other	(18)	(2)
Balance, end of period	$1,630	$1,763

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 – Restructuring Costs

The Company recorded restructuring costs of $67 million and $72 million, net of reversals, for the three months ended June 30, 2021 and June 30, 2020, respectively. The costs recorded during the three months ended June 30, 2021 were largely a result of the Fiscal 2022 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	June 30, 2021
Accrued expenses and other current liabilities	$170
Other long-term liabilities	35
Total	$205

Summary of Restructuring Plans

Fiscal 2022 Plan

During fiscal 2022, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2022 Plan”). Also included in restructuring costs for the three months ended June 30, 2021 is $2 million related to amortization of the right-of-use asset and interest expense for leased facilities that we have vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2021 Plan”). The Fiscal 2021 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2021 Plan total $542 million, comprising $500 million in employee severance and $42 million of facilities costs.

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the “Fiscal 2020 Plan”). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $296 million, comprising $279 million in employee severance and $17 million of facilities costs.

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company’s operations in response to a continuing business contraction. Other prior year plans focus mainly on optimizing specific aspects of the global workforce, increasing the proportion of work performed in low cost offshore locations and re-balancing the organizational structure. Additionally, these plans included global facility restructuring, including a global data center restructuring program. Costs incurred to date under other prior year plans total $1,477 million, comprising $1,139 million in employee severance and $338 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation (“CSC”) and HPES (“HPES Merger”), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2021	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of June 30, 2021
Fiscal 2022 Plan
Workforce Reductions	$—	$45	$—	$(15)	$—	$30
Facilities Costs	—	20	(13)	(4)	—	3
Total	$—	$65	$(13)	$(19)	$—	$33

Fiscal 2021 Plan
Workforce Reductions	$180	$(1)	$—	$(77)	$1	$103
Facilities Costs	3	5	(4)	(1)	(1)	2
Total	$183	$4	$(4)	$(78)	$—	$105

Fiscal 2020 Plan
Workforce Reductions	$27	$—	$—	$(6)	$—	$21
Facilities Costs	—	—	—	—	—	—
Total	$27	$—	$—	$(6)	$—	$21

Other Prior Year Plans
Workforce Reductions	$19	$—	$—	$(5)	$—	$14
Facilities Costs	6	—	—	(3)	—	3
Total	$25	$—	$—	$(8)	$—	$17

Acquired Liabilities
Workforce Reductions	$34	$(3)	$—	$(3)	$—	$28
Facilities Costs	$1	1	—	(1)	—	1
Total	$35	$(2)	$—	$(4)	$—	$29

(1) Pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(2)Foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit (“OPEB”) plans, life insurance benefits, deferred compensation and defined contribution plans. Most of the Company’s pension plans are not admitting new participants, except where locally required; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

The Company sponsors a number of defined benefit and post-retirement medical benefit plans for the benefit of eligible employees. The benefit obligations of the Company’s U.S. pension, U.S. OPEB, and non-U.S. OPEB represent an insignificant portion of the Company’s pension and other post-retirement benefits. As a result, the disclosures below include the Company’s U.S. and non-U.S. pension plans on a global consolidated basis.

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Service cost	$23	$22
Interest cost	52	58
Expected return on assets	(147)	(153)
Amortization of prior service costs	(2)	(2)
Curtailment gain	—	(9)
Recognition of actuarial loss	—	11
Net periodic pension income	$(74)	$(73)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Deferred Compensation Plans

Effective as of the HPES Merger, DXC assumed sponsorship of the Computer Sciences Corporation Deferred Compensation Plan, which was renamed the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”) and adopted HPE’s Enterprise Services Executive Deferred Compensation Plan (the “ES DCP”). Both plans are non-qualified deferred compensation plans maintained for a select group of management, highly compensated employees and non-employee directors.

The DXC DCP covers eligible employees who participated in CSC’s Deferred Compensation Plan prior to the HPES Merger. The ES DCP covers eligible employees who participated in the HPE Executive Deferred Compensation Plan prior to the HPES Merger. Both plans allow participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan and the DXC Technology Matched Asset Plan. Neither plan provides for employer contributions. Starting on April 3, 2017, the ES DCP no longer admits new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s balance sheets, amounted to $43 million as of June 30, 2021 and $42 million as of March 31, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Income Taxes

The Company’s effective tax rate (“ETR”) was 33.5% and 11.6% for the three months ended June 30, 2021 and June 30, 2020, respectively. For the three months ended June 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business and tax rate changes in non-U.S. jurisdictions. For the three months ended June 30, 2020, the primary drivers of the ETR were the global mix of income, adjustment of the prior tax provisions due to the filing of tax returns in non-U.S. jurisdictions and generation of additional foreign tax credits in the U.S.

A significant portion of the cash held by our foreign subsidiaries is not expected to be impacted by U.S. federal income tax upon repatriation. However, a portion of this cash may still be subject to foreign and U.S. state income tax consequences upon future remittance. Such earnings and all current foreign earnings are not indefinitely reinvested. The following foreign earnings are considered indefinitely reinvested: approximately $530 million that could be taxable when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations issued during fiscal 2021; and our accumulated earnings in India as of fiscal 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for pre-HPES Merger tax liabilities including adjustments made by tax authorities to HPES U.S. and non-U.S. income tax returns. Likewise, DXC is liable to HPE for income tax receivables and refunds which it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded $34 million of tax indemnification receivable related to uncertain tax positions, $66 million of tax indemnification receivable related to other tax payables and $118 million of tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (“Perspecta”). Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the USPS Separation. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables and refunds which it receives from Perspecta related to pre-HPES Merger periods that were transferred to Perspecta. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $72 million related to other tax payable and a tax indemnification payable to Perspecta of $29 million related to income tax and other tax liabilities.

In connection with the sale of HPS business, the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of HPS business. The Company will also be responsible for pre-sale tax liabilities including adjustments made by tax authorities to HPS income tax returns.

The Internal Revenue Service (the “IRS”) is examining the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company has entered into negotiations for a resolution through settlement with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some of these adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and intend to challenge them in the IRS Office of Appeals or Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of $407 million (including estimated interest and penalties) and related cash cost for the unreserved portion of these items if we do not prevail. We do not expect these matters that proceed to Tax Court to be resolved in the next 12 months. We have received a notice of deficiency with respect to fiscal 2011 and 2013 and have filed petitions in Tax Court with respect to both years. We also expect fiscal 2009 and 2010 to proceed to Tax Court.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2010 to April 30, 2022, for fiscal years 2011 through 2012 to August 31, 2021, for fiscal years 2014 through fiscal 2017 to February 28, 2022, and for the tax year ended October 31, 2017 to September 30, 2022, to provide the IRS time to complete their review.

The Company expects to reach a resolution for fiscal years 2008 through 2013 no earlier than fiscal 2025, except for agreed issues related to fiscal 2008 through 2010, and to reach resolution for fiscal years 2014 through 2017, which are expected to be resolved within twelve months.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. In the first quarter of fiscal 2022 the Company’s liability for uncertain tax positions increased by $4 million (excluding interest and penalties and related tax attributes) primarily related to disallowance of certain credits. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through less payment than previously estimated. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $63 million, excluding interest, penalties and tax carry-forwards.

Note 17 – Stockholders’ Equity

Share Repurchases

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors (the “Board”) with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC’s Board approved an incremental $2.0 billion share repurchase authorization. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the three months ended June 30, 2020. The details of shares repurchased during the three months ended June 30, 2021 are shown below:

	Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	1,750,000	$38.52	$67
Total	1,750,000	$38.52	$67

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive loss before reclassifications	(35)	(1)	—	(36)
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	—	(2)	(88)
Balance at June 30, 2021	$(675)	$(2)	$251	$(426)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 4 – “Divestitures” for additional information.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Other comprehensive loss before reclassifications	(2)	7	4	—	9
Amounts reclassified from accumulated other comprehensive loss	—	4	—	(9)	(5)
Balance at June 30, 2020	$(853)	$(9)	$13	$250	$(599)

Note 18 – Stock Incentive Plans

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

Restricted stock units (“RSUs”) represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. In general, if the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited. Certain executives were awarded service-based “career share” RSUs for which the shares are settled on the 10th anniversary following the executive’s separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during that period. The Company also grants Performance-based restricted stock units (“PSUs”), which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for 25% of the shares granted to be earned after the first and second fiscal years if certain of the Company’s performance targets are met early, subject to vesting based on the participant’s continued employment through the end of the three-year performance period.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Beginning in fiscal 2021, DXC issued awards that are considered to have a market condition. A Monte Carlo simulation model was used for the valuation of the grants. Settlement of shares for these PSU awards will be made at the end of the third fiscal year subject to certain compounded annual growth rates of the stock price and continued employment through the last day of the third fiscal year.

The terms of the DXC Director Equity Plan allow DXC to grant RSU awards to non-employee directors of DXC. Such RSU awards vest in full at the earlier of (i) the first anniversary of the grant date or (ii) the next annual meeting date, and are automatically redeemed for DXC common stock and dividend equivalents either at that time or, if an RSU deferral election form is submitted, upon the date or event elected by the director. Distributions made upon a director’s separation from the Board may occur in either a lump sum or in annual installments over periods of 5, 10, or 15 years, according to the director’s election. In addition, RSUs vest in full upon a change in control of DXC.

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 7,519 shares purchased under this plan during the three months ended June 30, 2021.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of June 30, 2021
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	51,200,000	30,549,341
DXC Director Equity Plan	745,000	430,351
DXC Share Purchase Plan	250,000	147,789
Total	52,195,000	31,127,481

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(331,914)	$23.16		$5
Canceled/Forfeited	—	$—
Expired	(27,016)	$33.82
Outstanding as of June 30, 2021	1,316,650	$32.19	3.54	$11

Vested and exercisable as of June 30, 2021	1,316,650	$32.19	3.54	$11

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	8,326,220	$28.98	184,660	$28.42
Granted	2,787,947	$51.56	5,600	$31.96
Settled	(1,515,475)	$34.06	—	$—
Canceled/Forfeited	(593,725)	$44.49	—	$—
Outstanding as of June 30, 2021	9,004,967	$35.55	190,260	$28.52

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Total share-based compensation cost	$25	$16
Related income tax benefit	$3	$1
Total intrinsic value of options exercised	$5	$—
Tax benefits from exercised stock options and awards	$11	$3

As of June 30, 2021, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $255 million. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.36 years.

Note 19 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Cash paid for:
Interest	$65	$103
Taxes on income, net of refunds (1)	$52	$31

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$52	$275
Prepaid assets acquired under long-term financing	$111	$2
Investing:
Capital expenditures in accounts payable and accrued expenses	$1	$11
Capital expenditures through finance lease obligations	$71	$88
Assets acquired under long-term financing	$35	$2
Decrease in deferred purchase price receivable	$—	$(52)
Contingent consideration	$—	$3
Financing:
Dividends declared but not yet paid	$—	$1
Shares repurchased but not settled in cash	$19	$—

(1) Income tax refunds were $14 million and $18 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
(2) Net of $242 million and $58 million in lease modifications and terminations during the first quarters of fiscal 2022 and 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 20 – Segment Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industries and geographic regions. As a result, and in accordance with accounting standards, operating segments are organized by the type of services provided. DXC’s chief operating decision maker (“CODM”), the chief executive officer, obtains, reviews, and manages the Company’s financial performance based on these segments. The CODM uses these results, in part, to evaluate the performance of, and allocate resources to, each of the segments.

Global Business Services (“GBS”)

GBS provides innovative technology solutions that help its customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

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
•Business Process Services. Includes integration and optimization of front and back office processes, and agile process automation. This helps companies to reduce cost and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services (“GIS”)

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
•IT Outsourcing (“ITO”). Our ITO services support infrastructure, applications, and workplace IT operations, including hardware, software, physical/virtual end-user devices, collaboration tools, and IT support services. We help customers securely optimize operations to ensure continuity of their systems and respond to new business and workplace demands while achieving cost takeout, all with limited resources, expertise, and budget.
•Modern Workplace. Services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, Internet of Things (“IoT”) and mobility services, providing a consumer-like, digital experience.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2021
Revenues	$1,887	$2,254	$4,141	$—	$4,141
Segment profit	$272	$131	$403	$(71)	$332
Depreciation and amortization(1)	$40	$246	$286	$27	$313

Three Months Ended June 30, 2020
Revenues	$2,174	$2,328	$4,502	$—	$4,502
Segment profit	$215	$23	$238	$(48)	$190
Depreciation and amortization(1)	$50	$267	$317	$27	$344

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $109 million and $148 million for the three months ended June 30, 2021 and 2020, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company’s management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less costs of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC’s foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Profit
Total profit for reportable segments	$403	$238
All other loss	(71)	(48)
Interest income	20	23
Interest expense	(62)	(106)
Restructuring costs	(67)	(72)
Transaction, separation and integration-related costs	(9)	(110)
Amortization of acquired intangible assets	(109)	(148)
Gains and (losses) on dispositions	347	—
Debt extinguishment costs	(28)	—
Pension and OPEB actuarial and settlement losses	—	(2)
Income (loss) before income taxes	$424	$(225)
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 21 – Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of June 30, 2021 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2022	$1,517
2023	1,028
2024	536
2025	255
2026	255
Thereafter	16
Total	$3,607

In the normal course of business, the Company may provide certain customers with financial performance guarantees, and at times performance letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company’s customers. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 30, 2021:

(in millions)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024 and Thereafter	Totals
Surety bonds	$57	$11	$11	$79
Letters of credit	160	46	521	727
Stand-by letters of credit	46	49	14	109
Totals	$263	$106	$546	$915

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contingencies

Strauch Fair Labor Standards Act Collective Action: On July 1, 2014, several plaintiffs filed an action in the U.S. District Court for the District of Connecticut on behalf of themselves and a putative nationwide collective of CSC system administrators, alleging CSC’s failure to properly classify these employees as non-exempt under the federal Fair Labor Standards Act (“FLSA”). Plaintiffs alleged similar state-law Rule 23 class claims pursuant to Connecticut and California statutes. Plaintiffs claimed double overtime damages, liquidated damages, and other amounts and remedies.

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

In October 2020, the Company reached an agreement in principle with the plaintiffs to resolve the matter. In February 2021, the Company executed a settlement agreement with the plaintiffs, and in July 2021 the Court approved the settlement. This matter is now closed.

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

CSC moved to vacate the award, and in August 2018, the Magistrate Judge issued its Report and Recommendation denying CSC’s vacatur motion. In September 2018, the District Court summarily accepted the Report and Recommendation without further briefing and entered a Final Judgment in the case. The Company promptly filed a notice of appeal to the Fifth Circuit Court of Appeals. Following the submission of briefs, oral argument was held on September 5, 2019. On January 10, 2020, the Court of Appeals issued a decision denying the Company’s appeal. On January 24, 2020, the Company filed a Petition for Rehearing, seeking review by the entire en banc Court of Appeals. On February 14, 2020, the Court of Appeals denied the Company’s Petition.

The Company has been pursuing coverage for the full scope of the award, interest, and legal fees and expenses, under the Company’s applicable insurance policies. Certain carriers have accepted coverage while others have denied coverage. On February 21, 2020, the Company paid the balance of the judgment, which net of insurance recovery totalled $60 million. The Company has since recovered an additional $12.5 million from its insurance carriers. The Company continues to pursue recovery with its insurance carriers.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In January 2021, the District Court entered a scheduling order that provided for summary judgment briefing to be completed by May 2021 and a trial date in November 2021. In June 2021, the Court issued a decision denying HPE’s motion for summary judgment and granting Oracle’s motion for summary judgment on various HPE defenses. The matter is scheduled to proceed to trial in November 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company moved to dismiss the claims in their entirety, and on June 2, 2020, the court granted the Company’s motion, dismissing all claims and entering judgment in the Company’s favor. On July 1, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. The appeal has been fully briefed and is scheduled for oral argument in September 2021.

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

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. The Company has since moved to dismiss the state action, and the court has continued the motion until after the outcome of the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. On November 12, 2020, the Company filed a motion to dismiss the amended complaint. On April 30, 2021, the Court granted the Company’s motion to dismiss the amended complaint, while granting Plaintiffs leave to again amend and refile their complaint within 30 days. On June 1, 2021, the plaintiffs filed a third amended complaint, which the Company has moved to dismiss. A hearing on the Company’s motion is scheduled for October 2021.

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

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company has substantially completed its internal investigation. The Company provided supplemental information to OFAC on January 31, 2020 and continues to work with OFAC on these issues.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain of our tax positions. See Note 16 – “Income Taxes” for further information.

In addition to the matters noted above, the Company is currently subject in the normal course of business to various claims and contingencies arising from, among other things, disputes with customers, vendors, employees, contract counterparties and other parties, as well as securities matters, environmental matters, matters concerning the licensing and use of intellectual property, and inquiries and investigations by regulatory authorities and government agencies. Some of these disputes involve or may involve litigation. The financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. DXC consults with outside legal counsel on issues related to litigation and regulatory compliance and seeks input from other experts and advisors with respect to matters in the ordinary course of business. Although the outcome of these and other matters cannot be predicted with certainty, and the impact of the final resolution of these and other matters on the Company’s results of operations in a particular subsequent reporting period could be material and adverse, management does not believe based on information currently available to the Company, that the resolution of any of the matters currently pending against the Company will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due. Unless otherwise noted, the Company is unable to determine at this time a reasonable estimate of a possible loss or range of losses associated with the foregoing disclosed contingent matters.

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

Forward-looking statements include, among other things, statements with respect to our future financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the coronavirus disease 2019 (“COVID-19”) crisis and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate.

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•the uncertainty of the magnitude, duration, geographic reach of the COVID-19 crisis, its impact on the global economy and the impact of current and potential travel restrictions, stay-at-home orders, and economic restrictions implemented to address the crisis;
•the effects of macroeconomic and geopolitical trends and events;
•our inability to succeed in our strategic objectives;
•our inability to succeed in our strategic transactions;
•the risk of liability or damage to our reputation resulting from security incidents, including breaches, cyber-attacks insider threats, disclosure of sensitive data or failure to comply with data protection laws and regulations in a rapidly evolving regulatory environment; in each case, whether deliberate or accidental;
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
•our inability to accurately estimate the cost of services, and the completion timeline of contracts;
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
•disruptions in the credit markets, including disruptions that reduce our customers’ access to credit and increase the costs to our customers of obtaining credit;
•our failure to bid on projects effectively;
•financial difficulties of our customers and our inability to collect receivables;

•our inability to maintain and grow our customer relationships over time and to comply with customer contracts or government contracting regulations or requirements;
•changes in tax laws and any adverse impact on our effective tax rate;
•risks following the merger of Computer Sciences Corporation (“CSC”) and Enterprise Services business of Hewlett Packard Enterprise Company’s (“HPES”) businesses, including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;
•risks following the spin-off of our former U.S. Public Sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions to form Perspecta Inc (the “USPS”); and
•the other factors described in Part I Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and subsequent SEC filings, including Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2022 and our financial condition as of June 30, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2022 and fiscal 2021.

Background

DXC Technology helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. The world’s largest companies and public sector organizations trust DXC to deploy services across the Enterprise Technology Stack to drive new levels of performance, competitiveness, and customer experience.

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia, and Australia. We operate through two segments: Global Business Services (“GBS”) and Global Infrastructure Services (“GIS”). We market and sell our services directly to customers through our direct sales offices around the world. Our customers include commercial businesses of many sizes and in many industries and public sector enterprises.

Results of Operations

The following table sets forth certain financial data for the first quarters of fiscal 2022 and fiscal 2021:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2021	June 30, 2020
Revenues	$4,141	$4,502

Income (loss), before income taxes	424	(225)
Income tax expense (benefit)	142	(26)
Net income (loss)	$282	$(199)

Diluted earnings (loss) per share	$1.07	$(0.81)

Fiscal 2022 First Quarter Highlights

Financial highlights for the first quarter of fiscal 2022 include the following:

•Revenues for the first quarter of fiscal 2022 were $4.1 billion, a decrease of 8.0% as compared to the first quarter of fiscal 2021. The decrease was primarily due to the disposition of the HHS business during the third quarter of fiscal 2021 and dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022. Project completions, project terminations, and decreases in run-rate project volumes also contributed to the decrease in revenues. The decrease in revenues for the first quarter of fiscal 2022 was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers.
•Net income and diluted earnings per share for the first quarter of fiscal 2022 were $282 million and $1.07, respectively. Net income increased by $481 million during the first quarter of fiscal 2022 as compared to the same period of prior fiscal year. The increase was primarily due to cost optimization realized in the current period, gain on disposition of the HPS business, and lower transaction, separation and integration-related costs partially offset by a reduction in revenue in the current period. Net income included the cumulative impact of certain items of $60 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gains on dispositions, debt extinguishment costs, and a tax adjustment. This compares with net loss and diluted loss per share of $199 million and $0.81, respectively, for the first quarter of fiscal 2021.
•Our cash and cash equivalents were $2.5 billion as of June 30, 2021.
•We used $29 million of cash from operations during the first quarter of fiscal 2022, as compared to $119 million of cash generated from operating activities during the first quarter of fiscal 2021.

Revenues

During the first quarters of fiscal 2022 and fiscal 2021, the distribution of our revenues across geographies was as follows:

Revenues by Geography
2,000
1,500
1,000
500
0
$ (Millions)
United States
United Kingdom
Australia
Other Europe
Other International
Fiscal 2022
Fiscal 2021

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020	Change	Percentage Change
GBS	$1,887	$2,174	$(287)	(13.2)%
GIS	2,254	2,328	(74)	(3.2)%
Total Revenues	$4,141	$4,502	$(361)	(8.0)%

The decrease in revenues for the first quarter of fiscal 2022, compared with fiscal 2021 of the same period, reflects the disposition of the HHS business during the third quarter fiscal 2021, in addition to dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022. Project completions, project terminations, and decreases in run-rate project volumes also contributed to the decrease in revenues. The decrease in revenues for the first quarter of fiscal 2022 was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers. Fiscal 2022 revenues included a favorable foreign currency exchange rate impact of 5.7%, primarily driven by the strengthening of the U.S. dollar against the British Pound, Euro, and Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

As a global company, approximately 71% of our revenues for the first quarter of fiscal 2022 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency June 30, 2021	June 30, 2020	Change	Percentage Change
GBS	$1,784	$2,174	$(390)	(17.9)%
GIS	2,100	2,328	(228)	(9.8)%
Total	$3,884	$4,502	$(618)	(13.7)%

Global Business Services

Our GBS revenues were $1.9 billion in the first quarter of fiscal 2022, a decrease of 13.2% compared to fiscal 2021. GBS revenue in constant currency decreased 17.9% compared to fiscal 2021. The decrease in GBS revenues was primarily due to the disposition of the HHS business during the third quarter fiscal 2021, the disposition of the HPS business at the beginning of the first quarter of fiscal 2022, and project completions. The decrease in revenue for the first quarter of fiscal 2022 was partially offset by additional services provided to existing customers.

For the first quarter of fiscal 2022, GBS contract awards were $2.4 billion, as compared to $3.5 billion during the first quarter of fiscal 2021.

Global Infrastructure Services

Our GIS revenues were $2.3 billion in the first quarter of fiscal 2022, a decrease of 3.2% compared to fiscal 2021. GIS revenue in constant currency decreased 9.8% compared to fiscal 2021. The decrease in GIS revenues reflects project completions, project terminations, a decrease in run-rate project volumes, and decreases due to the dispositions of the HHS business and other insignificant businesses. The decrease in revenue for the first quarter of fiscal 2022 was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers.

For the first quarter of fiscal 2022, GIS contract awards were $2.2 billion, as compared to $1.8 billion during the first quarter of fiscal 2021.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,255	$3,629	78.7%	80.6%	(1.9)
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	383	539	9.2	12.0	(2.8)
Depreciation and amortization	422	492	10.2	10.9	(0.7)
Restructuring costs	67	72	1.6	1.6	—
Interest expense	62	106	1.5	2.4	(0.9)
Interest income	(20)	(23)	(0.5)	(0.5)	—
Debt extinguishment costs	28	—	0.7	—	0.7
Gain on disposition of businesses	(377)	—	(9.1)	—	(9.1)
Other income, net	(103)	(88)	(2.5)	(2.0)	(0.5)
Total Costs and Expenses	$3,717	$4,727	89.8%	105.0%	(15.2)

The 15.2 point decrease in total costs and expenses as a percentage of revenue for the first quarter of fiscal 2022 primarily reflects gains on dispositions in the first quarter of fiscal 2022.

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), was $3.3 billion for the first quarter of fiscal 2022. COS decreased $374 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The decrease was primarily due to cost optimization savings realized during the first quarter of fiscal 2022 and lower operational costs following the sale of our HPS business and HHS business. COS as a percentage of revenue decreased 1.9 points primarily driven by cost reductions exceeding the associated decline in revenue compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $383 million for the first quarter of fiscal 2022, a decrease of $156 million compared to the same period of the prior fiscal year. The decrease during the first three months of fiscal 2022 was primarily driven by lower transaction, separation and integration-related costs and lower operational costs following the sale of our HPS business and HHS business.

Transaction, separation and integration-related costs of $9 million were included in SG&A for the first quarter of fiscal 2022, as compared to $110 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $158 million for the first quarter of fiscal 2022. Depreciation expense decreased $20 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The net decrease in depreciation expense for the first quarter of fiscal 2022 was primarily due to impairment of undeployed assets and asset retirements.

Amortization expense was $264 million for the first quarter of fiscal 2022. Amortization expense decreased $50 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The decrease was primarily due to a reduction in customer related intangibles related to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021. See Note 4 – “Divestitures” for additional information.

Restructuring Costs

During fiscal 2022, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the first quarter of fiscal 2022, restructuring costs, net of reversals, was $67 million. Restructuring costs decreased $5 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plans, see Note 14 – “Restructuring Costs” to the financial statements.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2022 was $62 million. Interest expense decreased $44 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The decrease was primarily due to a reduction in bonds and term loans, decreased amounts drawn on our revolving credit facility, and decreases to finance leases and asset financing.

Interest income for the first quarter of fiscal 2022 was $20 million. Interest income decreased $3 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The decrease was primarily driven by lower income from our multicurrency cash pools and money market accounts.

Debt Extinguishment Costs

During the first quarter of fiscal 2022, we recorded $28 million of debt extinguishment costs within the consolidated statement of operations, which consists primarily of costs related to the full redemption of two series of 4.45% senior notes due fiscal 2023, partial redemption of 4.125% senior notes due fiscal 2026, and extinguishment of debt associated with asset financing. There were no debt extinguishment costs recorded during the same period in fiscal 2021.

Gain on Disposition of Businesses

During the first quarter of fiscal 2022, DXC sold its HPS business for $551 million which resulted in an estimated pre-tax gain on sale of $341 million, net of closing costs. Insignificant businesses were also sold during the first quarter of fiscal 2022 that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in projected closing net working capital.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Other income for the first quarter of fiscal 2022 was $103 million. Other income increased $15 million during the first quarter of fiscal 2022 as compared to the same period of the prior fiscal year. The increase was primarily due to a year-over-year increase in other gains related to sales of operating assets.

Taxes

Our effective tax rate (“ETR”) was 33.5% and 11.6% for the three months ended June 30, 2021 and June 30, 2020, respectively. For the three months ended June 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business and tax rate changes in non-U.S. jurisdictions. For the three months ended June 30, 2020, the primary drivers of the ETR were the global mix of income, adjustment of the prior tax provisions due to the filing of tax returns in non-U.S. jurisdictions and generation of additional foreign tax credits in the U.S.

Earnings (Loss) Per Share

Diluted EPS for the first quarter of fiscal 2022 was $1.07. Diluted earnings per share increased $1.88 as compared to the same period of the prior fiscal year due to an increase of $481 million in net income.

Diluted EPS for the first quarter of fiscal 2022 includes $0.22 per share of restructuring costs, $0.02 per share of transaction, separation and integration-related costs, $0.33 per share of amortization of acquired intangible assets, $(0.98) per share of net gains on dispositions, $0.08 per share of debt extinguishment costs, and $0.11 per share of tax adjustments relating to the net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes (“EBIT”), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income and non-GAAP EPS, and constant currency revenues.

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

One category of expenses excluded from adjusted EBIT, non-GAAP income before tax, non-GAAP net income and non-GAAP EPS, incremental amortization of intangible assets acquired through business combinations, may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangible assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets primarily customer-related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

Another category of expenses excluded from adjusted EBIT, non-GAAP income before tax, non-GAAP net income and non-GAAP EPS is impairment losses, which may result in a significant difference in period over period expense on a GAAP basis. We exclude impairment losses as these non-cash amounts, reflect generally an acceleration of what would be multiple periods of expense and do not expect to occur frequently. Further assets such as goodwill may be significantly impacted by market conditions outside of management’s control.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2022 First Quarter Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020	Change	Percentage Change
Income (loss) before income taxes	$424	$(225)	$649	NM(1)
Non-GAAP income before income taxes	$290	$107	$183	171.0%
Net income (loss)	$282	$(199)	$481	NM(1)
Adjusted EBIT	$332	$190	$142	74.7%
(1)Calculation is not meaningful.

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
•Tax adjustments – adjustments to impair tax assets, merger and divestiture related tax matters, restructuring charges and income tax expense of non-GAAP adjustments. Income tax expense of other non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.(4)

(1) TSI-Related Costs include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for the first quarter of fiscal 2022 include $11 million of costs to execute the strategic alternatives; $4 million legal costs and ($12 million) credit towards Perspecta Arbitration settlement, $4 million in expenses related to integration projects resulting from the CSC - HPE ES merger (including costs associated with continuing efforts to separate certain IT systems) and $2 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) Gains and losses on dispositions for the first quarter of fiscal 2022 include a $341 million gain on sale of the HPS business, gains of $19 million on other dispositions and ($13 million) of adjustments relating to the sale of the HHS business.

(3) Debt extinguishment costs adjustments for fiscal 2022 include $18 million to fully redeem two series of our 4.45% senior notes due fiscal 2023, $3 million to partially redeem our 4.125% senior notes due fiscal 2026, and $7 million of debt associated with asset financing.

(4) Tax adjustment for fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	$424	$67	$9	$109	$(347)	$28	$—	$290
Income tax expense	142	10	4	24	(91)	7	(28)	68
Net income	282	57	5	85	(256)	21	28	222
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$278	$57	$5	$85	$(256)	$21	$28	$218

Effective Tax Rate	33.5%							23.4%

Basic EPS	$1.09	$0.22	$0.02	$0.33	$(1.01)	$0.08	$0.11	$0.86
Diluted EPS	$1.07	$0.22	$0.02	$0.33	$(0.98)	$0.08	$0.11	$0.84

Weighted average common shares outstanding for:
Basic EPS	254.67	254.67	254.67	254.67	254.67	254.67	254.67	254.67
Diluted EPS	260.32	260.32	260.32	260.32	260.32	260.32	260.32	260.32

	Three Months Ended June 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
(Loss) income before income taxes	$(225)	$72	$110	$148	$2	$107
Income tax (benefit) expense	(26)	12	28	34	—	48
Net (loss) income	(199)	60	82	114	2	59
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	6
Net (loss) income attributable to DXC common stockholders	$(205)	$60	$82	$114	$2	$53

Effective Tax Rate	11.6%					44.9%

Basic EPS	$(0.81)	$0.24	$0.32	$0.45	$0.01	$0.21
Diluted EPS	$(0.81)	$0.24	$0.32	$0.45	$0.01	$0.21

Weighted average common shares outstanding for:
Basic EPS	253.63	253.63	253.63	253.63	253.63	253.63
Diluted EPS	253.63	254.41	254.41	254.41	254.41	254.41

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Net income (loss)	$282	$(199)
Income tax expense (benefit)	142	(26)
Interest income	(20)	(23)
Interest expense	62	106
EBIT	466	(142)
Restructuring costs	67	72
Transaction, separation and integration-related costs	9	110
Amortization of acquired intangible assets	109	148
(Gains) and losses on dispositions	(347)	—
Debt extinguishment costs	28	—
Pension and OPEB actuarial and settlement losses	—	2
Adjusted EBIT	$332	$190

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2021, our cash and cash equivalents (“cash”) were $2.5 billion, of which $0.9 billion was held outside of the U.S. As of March 31, 2021, our cash was $3.0 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.2 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.7 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.1 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020	Change
Net cash (used in) provided by operating activities	$(29)	$119	$(148)
Net cash provided by (used in) investing activities	311	(61)	372
Net cash (used in) provided by financing activities	(866)	1,786	(2,652)
Effect of exchange rate changes on cash and cash equivalents	13	(14)	27
Cash classified within current assets held for sale	63	—	63
Net (decrease) increase in cash and cash equivalents	$(508)	$1,830	$(2,338)
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at the end of period	$2,460	$5,509

Operating cash flow

Net cash used in operating activities during the first quarter of fiscal 2022 was $(29) million as compared to cash provided by operating activities of $119 million during the comparable period of the prior fiscal year. The decrease of $148 million was primarily due to a $87 million unfavorable change in working capital due to higher working capital outflows during the first quarter of fiscal 2022.

The following table contains certain key working capital metrics:

	As of
	June 30, 2021	June 30, 2020
Days of sales outstanding in accounts receivable	69	68
Days of purchases outstanding in accounts payable	(44)	(66)
Cash conversion cycle	25	2

Investing cash flow

Net cash provided by (used in) investing activities during the first quarter of fiscal 2022 was $311 million as compared to $(61) million during the comparable period of the prior fiscal year. The increase of $372 million was primarily due to business dispositions of $513 million, an increase in proceeds from sale of assets of $61 million, and cash paid for acquisitions of $10 million in fiscal 2021. This was partially offset by a decrease in cash collections related to deferred purchase price receivables of $159 million and an increase in capital expenditures of $50 million.

Financing cash flow

Net cash (used in) provided by financing activities during the first quarter of fiscal 2022 was $(866) million as compared to $1,786 million during the comparable period of the prior fiscal year. The $2,652 million increase in cash used was primarily due to borrowings under lines of credit, net of repayments of $1,750 million in fiscal 2021, a decrease in commercial paper borrowings, net of repayments of $409 million, an increase in payments on capital leases and borrowings for asset financing of $249 million, an increase in repayments on long term debt, net of borrowings of $242 million, share repurchases of $48 million, and payments for debt extinguishment costs of $28 million. This was partially offset by dividend payments of $53 million in fiscal 2021.

Capital Resources

See Note 21 – “Commitments and Contingencies” for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt	$817	$1,167
Long-term debt, net of current maturities	4,116	4,345
Total debt	$4,933	$5,512

The $0.6 billion decrease in total debt during the first quarter of fiscal 2022 was primarily attributed to the retirement of all the remaining $319 million of the two series of 4.45% Senior notes due fiscal 2023 using the proceeds from the sale of our HPS Business, and the repurchase of the $33 million of the 4.125% Senior notes due fiscal 2026. Approximately $300 million of finance lease liabilities and borrowings for assets acquired under long-term financing were also repaid during the first quarter of fiscal 2022 using the proceeds from the divestitures of other businesses and existing cash on hand.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2021 and June 30, 2020.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Stable
S&P	BBB-	-	Stable

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through borrowing under our revolving credit facility, issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and will further utilize our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments are over the life of the contracts and are dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	June 30, 2021
Cash and cash equivalents	$2,460
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,460

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. During the first quarter ended June 30, 2021, we repurchased 1,750,000 shares of our common stock at an aggregate cost of $67 million. See Note 17 – “Stockholders’ Equity” to the financial statements.

Dividends

To maintain our financial flexibility we continue to suspend payment of quarterly dividends for fiscal 2022.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K other than as disclosed below and in Note 6 – “Receivables” and Note 21 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

Contractual Obligations

With the exception of the retirement of the remaining $319 million of the two series of 4.45% senior notes due fiscal 2023, the repurchase of $33 million of its 4.125% senior notes due fiscal 2026, and the retirement and prepayment of certain capital leases and equipment related financing which resulted in the net decrease in borrowings of about $260 million, there have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2021. For further information see “Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

For our minimum purchase commitments as of June 30, 2021, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 21 – “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended June 30, 2021, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2021 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Our exposure to market risk has not changed materially since March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting described below.

Control Activities

As previously disclosed during the third quarter of fiscal 2020, Management concluded there was a material weakness in internal controls over financial reporting related to the design and implementation of effective control activities based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management identified multiple deficiencies that constitute a material weakness in the aggregate related to the establishment and timely reassessment of policies and procedures for complex transactions and processes and the related impacts for control activities.

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of June 30, 2021.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive (loss) income and cash flows as of and for the periods presented.

Remediation Plan

Management has taken and continues to take significant and comprehensive actions to remediate the material weakness. With the addition of new operations and finance leadership working in concert with the Audit Committee, Management assessed the root cause of the multiple deficiencies that aggregated to the material weakness.

The Audit Committee has been fully engaged and supportive of management’s efforts to remediate the Material Weakness. Beginning in the fourth quarter of fiscal 2020, the Audit Committee has received a remediation report at each regularly held meeting and had additional informal meetings specifically to review progress on the remediation. Participants have included the Chief Executive Officer, Chief Financial Officer, Corporate Controller, SOX Leader and Internal Audit to answer questions and take feedback from the Committee.

The following activities are designed as part of this remediation plan to (1) address the material weakness in the control activities component of the COSO framework and (2) enhance and improve our control activities and processes:

Actions to remediate the material weakness in the controls activities component of COSO:

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
•We appointed a new Corporate Controller and Principal Accounting Officer during the first quarter of fiscal 2022 with previous experience as a Corporate Controller and Chief Accounting Officer remediating material weaknesses.
•We evaluated our finance organization and have and will augment our finance team with additional professionals with the appropriate levels of accounting, controls, finance oversight and tax experience.
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

Additional enhancements to improve our control activities and processes:

•We are enhancing our financial cadence and discipline including increased reviews of the underlying performance of the business and related balance sheet accounts.
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
•We are standardizing processes and rationalizing and strengthening controls to mitigate significant risk, enhance control owner accountability and transparency to address deficiencies in a holistic and timely manner.

These additional remediation efforts have begun and are expected to be completed in the subsequent quarters. After management’s remediation efforts are complete, subsequent testing will be required to conclude that a material weakness no longer exists. Our goal is to have enhanced control policies, procedures, and processes in place as promptly as practicable, however, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended June 30,2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 – “Commitments and Contingencies” to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2021 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2021, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	—	$—	—	$—
May 1, 2021 to May 31, 2021	—	$—	—	$—
June 1, 2021 to June 30, 2021	1,750,000	$38.52	1,750,000	$1,720,284,564

On April 3, 2017, DXC announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC’s Board of Directors approved an incremental $2.0 billion share repurchase. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2021, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (filed herewith)

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

DXC TECHNOLOGY COMPANY

Dated:	August 4, 2021	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer