Form 10-Q
period 2021-09-30
DXC Technology Co
filed 2021-11-04
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
       ☐ Yes  ☒   No

252,238,816 shares of common stock, par value $0.01 per share, were outstanding on November 1, 2021.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2021 and September 30, 2020 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2021 and September 30, 2020 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and September 30, 2020 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2021 and September 30, 2020 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Recent Accounting Pronouncements	10
Note 3–Acquisitions	10
Note 4–Divestitures	11
Note 5–Earnings (Loss) Per Share	14
Note 6–Receivables	15
Note 7–Leases	17
Note 8–Fair Value	19
Note 9–Derivative and Hedging Activities	21
Note 10–Intangible Assets	24
Note 11–Goodwill	25
Note 12–Debt	26
Note 13–Revenue	27
Note 14–Restructuring Costs	29
Note 15–Pension and Other Benefit Plans	31
Note 16–Income Taxes	32
Note 17–Stockholders’ Equity	33
Note 18–Stock Incentive Plans	34
Note 19–Cash Flows	36
Note 20–Segment Information	37
Note 21–Commitments and Contingencies	40

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$4,027	$4,554	$8,168	$9,056

Costs of services (excludes depreciation and amortization and restructuring costs)	3,088	3,563	6,343	7,192
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	370	539	753	1,078
Depreciation and amortization	448	525	870	1,017
Restructuring costs	145	265	212	337
Interest expense	61	96	123	202
Interest income	(16)	(25)	(36)	(48)
Debt extinguishment costs	281	—	309	—
Gain on disposition of businesses	—	—	(377)	—
Other income, net	(102)	(103)	(205)	(191)
Total costs and expenses	4,275	4,860	7,992	9,587

(Loss) income before income taxes	(248)	(306)	176	(531)
Income tax (benefit) expense	(61)	(60)	81	(86)
Net (loss) income	(187)	(246)	95	(445)
Less: net income (loss) attributable to non-controlling interest, net of tax	1	(2)	5	4
Net (loss) income attributable to DXC common stockholders	$(188)	$(244)	$90	$(449)

(Loss) income per common share:
Basic	$(0.74)	$(0.96)	$0.35	$(1.77)
Diluted	$(0.74)	$(0.96)	$0.35	$(1.77)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(187)	$(246)	$95	$(445)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(62)	33	(174)	30
Cash flow hedges adjustments, net of tax (2)	9	7	8	18
Available-for-sale securities, net of tax (3)	—	1	—	5
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (4)	(2)	(1)	(4)	(10)
Pension and other post-retirement benefit plans, net of tax	(2)	(1)	(4)	(10)
Other comprehensive (loss) income, net of taxes	(55)	40	(170)	43
Comprehensive (loss)	(242)	(206)	(75)	(402)
Less: comprehensive income attributable to non-controlling interest	2	1	15	6
Comprehensive (loss) attributable to DXC common stockholders	$(244)	$(207)	$(90)	$(408)

(1) Tax expense (benefit) related to foreign currency translation adjustments was $3 and $1 for the three and six months ended September 30, 2021, respectively, and $(15) and $(22) for the three and six months ended September 30, 2020, respectively.
(2) Tax expense related to cash flow hedge adjustments was $2 and $2 for the three and six months ended September 30, 2021, respectively, and $3 and $6 for the three and six months ended September 30, 2020, respectively.
(3) There was no tax expense related to available-for-sale securities during the three and six months ended September 30, 2020. There were no available-for-sale securities during the three and six months ended September 30, 2021.
(4) Tax benefit related to amortization of prior service costs was $0 and $0 for the three and six months ended September 30, 2021, respectively, and $1 and $2 for the three and six months ended September 30, 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,699	$2,968
Receivables and contract assets, net of allowance of $87 and $91	3,821	4,156
Prepaid expenses	534	567
Other current assets	330	517
Total current assets	7,384	8,208
Intangible assets, net of accumulated amortization of $4,816 and $4,422	3,691	4,043
Operating right-of-use assets, net	1,174	1,366
Goodwill	631	641
Deferred income taxes, net	255	289
Property and equipment, net of accumulated depreciation of $4,073 and $4,121	2,691	2,946
Other assets	4,289	4,545
Total Assets	$20,115	$22,038
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	745	1,167
Accounts payable	724	914
Accrued payroll and related costs	645	698
Current operating lease liabilities	392	418
Accrued expenses and other current liabilities	3,120	3,476
Deferred revenue and advance contract payments	933	1,079
Income taxes payable	260	398
Total current liabilities	6,819	8,150
Long-term debt, net of current maturities	4,363	4,345
Non-current deferred revenue	775	622
Non-current operating lease liabilities	862	1,038
Non-current income tax liabilities and deferred tax liabilities	711	854
Other long-term liabilities	1,502	1,721
Total Liabilities	15,032	16,730
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2021 and March 31, 2021	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 255,003,243 issued as of September 30, 2021 and 257,052,533 issued as of March 31, 2021	3	3
Additional paid-in capital	10,646	10,761
Accumulated deficit	(5,225)	(5,331)
Accumulated other comprehensive loss	(482)	(302)
Treasury stock, at cost, 2,774,484 and 2,458,027 shares as of September 30, 2021 and March 31, 2021	(170)	(158)
Total DXC stockholders’ equity	4,772	4,973
Non-controlling interest in subsidiaries	311	335
Total Equity	5,083	5,308
Total Liabilities and Equity	$20,115	$22,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$95	$(445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	879	1,025
Operating right-of-use expense	254	307
Pension & other post-employment benefits, actuarial & settlement losses	—	2
Share-based compensation	51	36
Deferred taxes	(41)	—
(Gain) loss on dispositions	(415)	14
Provision for (gains) losses on accounts receivable	(2)	45
Unrealized foreign currency exchange gain	(19)	(43)
Impairment losses and contract write-offs	17	42
Debt extinguishment costs	309	—
Other non-cash charges, net	3	(5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	348	57
Decrease in operating lease liability	(254)	(307)
Decrease in other liabilities	(691)	(137)
Net cash provided by operating activities	534	591

Cash flows from investing activities:
Purchases of property and equipment	(165)	(156)
Payments for transition and transformation contract costs	(107)	(136)
Software purchased and developed	(162)	(102)
Payments for acquisitions, net of cash acquired	—	(10)
Business dispositions	513	—
Cash collections related to deferred purchase price receivable	—	159
Proceeds from sale of assets	87	8
Short-term investing	24	—
Other investing activities, net	9	3
Net cash provided by (used in) investing activities	199	(234)

Cash flows from financing activities:
Borrowings of commercial paper	703	830
Repayments of commercial paper	(679)	(508)
Borrowings under lines of credit	—	2,500
Repayment of borrowings under lines of credit	—	(2,750)
Borrowings on long-term debt	19	—
Principal payments on long-term debt	(2,871)	(1,476)
Payments on finance leases and borrowings for asset financing	(671)	(487)
Proceeds from bond issuance	2,918	993
Proceeds from stock options and other common stock transactions	12	—
Taxes paid related to net share settlements of share-based compensation awards	(13)	(3)
Payments for debt extinguishment costs	(344)	—
Repurchase of common stock and advance payment for accelerated share repurchase	(150)	—
Dividend payments	—	(53)
Other financing activities, net	13	(9)
Net cash used in financing activities	(1,063)	(963)
Effect of exchange rate changes on cash and cash equivalents	(2)	9
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(332)	(597)
Cash classified within current assets held for sale	63	(3)
Net decrease in cash and cash equivalents	(269)	(600)
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at end of period	$2,699	$3,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2021	256,681	$3	$10,713	$(5,045)	$(426)	$(168)	$5,077	$309	$5,386
Net loss				(188)			(188)	1	(187)
Other comprehensive loss					(56)		(56)	1	(55)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(2)	(2)		(2)
Share repurchase program	(2,112)		(89)	6			(83)		(83)
Stock option exercises and other common stock transactions	434		3				3		3
Non-controlling interest distributions and other			(3)	2			(1)	—	(1)
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083

	Three Months Ended September 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2020	256,383	$3	$10,729	$(5,386)	$(599)	$(154)	$4,593	$349	$4,942
Net loss				(244)			(244)	(2)	(246)
Other comprehensive income					37		37	3	40
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	139						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751

	Six Months Ended September 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				90			90	5	95
Other comprehensive loss					(180)		(180)	10	(170)
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(12)	(12)		(12)
Share repurchase program	(3,862)		(163)	13			(150)		(150)
Stock option exercises and other common stock transactions	1,812		11				11		11
Non-controlling interest distributions and other			(3)	3			—	(39)	(39)
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083

	Six Months Ended September 30, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(449)			(449)	4	(445)
Other comprehensive income					41		41	2	43
Share-based compensation expense			32				32		32
Acquisition of treasury stock						(3)	(3)		(3)
Stock option exercises and other common stock transactions	848						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751

    (1) 2,774,484 treasury shares as of September 30, 2021.

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

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive income attributable to non-controlling interests is presented separately in the statements of comprehensive income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the coronavirus disease 2019 (“COVID-19”) crisis, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to the COVID-19 crisis and may change materially in future periods. Estimates are used for, but are not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Recent Accounting Pronouncements

During the six months ended September 30, 2021, DXC adopted the following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board:

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
The Company determined that this standard had no material impact to its condensed consolidated financial statements following adoption.
July 2021 ASU 2021-05, “Leases (Topic 842): Lessors–Certain Leases with Variable Lease Payments”	Second quarter of fiscal 2022 Prospective	The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement.
Upon adoption, on a prospective basis, customer leases with variable payments that would have resulted in an upfront loss when meeting sales type lease classification are classified as operating leases upon commencement or modification. Associated revenues, cost of services, or depreciation are subsequently recognized over their related lease terms or useful life. Before adopting this standard, leases with similar variable payments were classified as sales-type leases. These similar leases resulted in the recognition of upfront losses upon commencement or modification prior to the adoption, even when the overall economics of the lease arrangements were expected to be profitable.

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC’s consolidated financial statements.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of the assets and liabilities distributed as part of the HHS Sale on October 1, 2020:

(in millions)	As of October 1, 2020
Assets:
Cash and cash equivalents	$8
Accounts receivable, net	295
Prepaid expenses	39
Other current assets	2
Total current assets	344
Intangible assets, net	1,308
Operating right-of-use assets, net	74
Goodwill	1,354
Property and equipment, net	46
Other assets	54
Total non-current assets	2,836
Total assets	$3,180

Liabilities:
Accounts payable	$79
Accrued payroll and related costs	13
Current operating lease liabilities	27
Accrued expenses and other current liabilities	36
Deferred revenue and advance contract payments	20
Total current liabilities	175
Non-current deferred revenue	32
Long-term operating lease liabilities	48
Other long-term liabilities	2
Total long-term liabilities	82
Total liabilities	$257

During fiscal 2021, the Company sold some insignificant businesses that resulted in a net loss of $10 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5 – (Loss) Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. For periods presented with net losses, diluted net loss per share is the same as basic net loss per share because the inclusion of all potentially dilutive shares of common stock would have been anti-dilutive. For the six months ended September 30, 2021, diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income attributable to DXC common shareholders:	$(188)	$(244)	$90	$(449)

Common share information:
Weighted average common shares outstanding for basic EPS	252.40	254.13	253.53	253.88
Dilutive effect of stock options and equity awards	—	—	5.37	—
Weighted average common shares outstanding for diluted EPS	252.40	254.13	258.90	253.88

(Loss) earnings per share:
Basic	$(0.74)	$(0.96)	$0.35	$(1.77)
Diluted	$(0.74)	$(0.96)	$0.35	$(1.77)

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2021(1)	September 30, 2020(1)	September 30, 2021	September 30, 2020(1)
Stock Options	745,357	1,625,591	521,967	1,735,395
Restricted Stock Units	1,990,916	2,598,301	205,014	2,554,090
Performance Stock Units	2,829,237	83,125	1,309,752	158,444

(1) Due to the Company’s net losses for the three months ended September 30, 2021 and the three and six months ended September 30, 2020, stock options, restricted stock units and performance stock units were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Receivables

Allowance for Doubtful Accounts

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in allowances against trade accounts receivables:

	As of
(in millions)	September 30, 2021	March 31, 2021
Beginning balance	$91	$74
Impact of adoption of the Credit Loss Standard	—	4
(Reversals) provisions for expected credit losses	(2)	53
Other adjustments to allowance and write off’s	(2)	(40)
Ending balance	$87	$91

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented, or otherwise modified as of September 30, 2021, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of September 30, 2021. Under the Receivables Facility, certain of the Company’s subsidiaries (the “Sellers”) sell accounts receivable to DXC Receivables LLC (“Receivables SPV”), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns with non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled monthly.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of September 30, 2021, the total availability under the Receivables Facility was $400 million, and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet. The Receivables Facility is scheduled to terminate on July 29, 2022, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV’s sale of receivables under the Receivables Facility for general corporate purposes.

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

Under the DE Receivables Facility, certain of the Company’s subsidiaries organized in Germany (the “DE Sellers”) sold accounts receivable to DXC ARFacility Designated Activity Company (“DE Receivables SPV”), a trust-owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sold certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occurred continuously and were settled monthly. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility. Under the terms of the DE Receivables Facility, there was no longer any deferred purchase price (“DPP”) for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the Amendment was executed. Upon execution of the Amendment, the Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity. See Note 19 – “Cash Flows” for additional information.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of September 30, 2020
Beginning balance, as of April 1, 2020	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

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

Operating Leases

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$124	$151	$254	$307
Short-term lease cost	12	11	23	26
Variable lease cost	15	15	33	23
Sublease income	(17)	(10)	(26)	(22)
Total operating costs	$134	$167	$284	$334

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$254	$307
ROU assets obtained in exchange for operating lease liabilities(1)	$69	$410

(1) Net of $509 million and $253 million in lease modifications and terminations during the first six months of fiscal 2022 and 2021, respectively. See Note 19 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2021	March 31, 2021
ROU operating lease assets	Operating right-of-use assets, net	$1,174	$1,366

Operating lease liabilities	Current operating lease liabilities	$392	$418
Operating lease liabilities	Non-current operating lease liabilities	862	1,038
Total operating lease liabilities		$1,254	$1,456

The weighted-average operating lease term was 4.6 years and 4.9 years as of September 30, 2021 and March 31, 2021, respectively. The weighted-average operating lease discount rate was 3.5% and 3.8% as of September 30, 2021 and March 31, 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Operating lease payments	$225	$366	$267	$198	$113	$202	$1,371
Less: imputed interest							(117)
Total operating lease liabilities							$1,254

Finance Leases

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization of right-of-use assets	$99	$99	$186	$215
Interest on lease liabilities	7	11	16	25
Total finance lease cost	$106	$110	$202	$240

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Interest paid for finance lease liabilities – Operating cash flows	$16	$25
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	276	285
Total cash paid in the measurement of finance lease obligations	$292	$310

Capital expenditures through finance lease obligations(1)	$114	$205

(1) See Note 19 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2021	March 31, 2021
ROU finance lease assets	Property and Equipment, net	$736	$834

Finance lease	Short-term debt and current maturities of long-term debt	$334	$398
Finance lease	Long-term debt, net of current maturities	395	496
Total finance lease liabilities(1)		$729	$894

(1) See Note 12 – “Debt” for further information on finance lease liabilities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average finance lease term was 2.6 years and 2.6 years as of September 30, 2021 and March 31, 2021, respectively. The weighted-average finance lease discount rate was 3.2% and 3.6% as of September 30, 2021 and March 31, 2021, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Finance lease payments	$188	$290	$170	$80	$28	$3	$759
Less: imputed interest							(30)
Total finance lease liabilities							$729

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

	Fair Value Hierarchy
(in millions)	September 30, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$13	$13	$—	$—
Time deposits(1)	83	83	—	—
Other securities(2)	58	—	55	3
Total assets	$154	$96	$55	$3

Liabilities:
Contingent consideration	$20	$—	$—	$20
Total liabilities	$20	$—	$—	$20

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	March 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$12	$12	$—	$—
Time deposits(1)	78	78	—	—
Other securities(2)	57	—	55	2
Total assets	$147	$90	$55	$2

Liabilities:
Contingent consideration	$27	$—	$—	$27
Total liabilities	$27	$—	$—	$27

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $56 million and $57 million, and gains/(losses) of $(1) million and $(2) million, as of September 30, 2021 and March 31, 2021, respectively, included in other income, net in the Company’s statements of operations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third-party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $4.2 billion and $4.7 billion as of September 30, 2021 and March 31, 2021, respectively, compared with carrying value of $4.1 billion and $4.4 billion as of September 30, 2021 and March 31, 2021, respectively. Long-term debt, excluding finance lease liabilities, is classified as Level 1 or Level 2 within the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets, and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements in such instances would be classified as Level 3 within the fair value hierarchy. There were no significant impairments recorded during the six months ended September 30, 2021.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2021 and March 31, 2021 were $537 million and $546 million, respectively. As of September 30, 2021, the related forecasted transactions extend through June 2023.

For the three and six months ended September 30, 2021 and September 30, 2020, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2021 and September 30, 2020, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2021, $10 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive income (loss) and income (loss)

During the three and six months ended September 30, 2021, the pre-tax gain on derivatives designated for hedge accounting recognized in other comprehensive income was $11 million and $10 million, respectively, and gain from operations was not material.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2021 and March 31, 2021 were $2.5 billion and $2.1 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended		For the Six Months Ended
(in millions)	Statement of Operations Line Item	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign currency forward contracts	Other income, net	$13	$33	$48	$58

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	September 30, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$14	$9
Total fair value of derivatives designated for hedge accounting		$14	$9

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$8	$3
Total fair value of derivatives not designated for hedge accounting		$8	$3

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	September 30, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1	$5
Total fair value of derivatives designated for hedge accounting:		$1	$5

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$21	$3
Total fair value of derivatives not designated for hedge accounting		$21	$3

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2021, there were seven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $5 million.

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

As of September 30, 2021, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2021, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $12 million and $5 million. As of March 31, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,096	$2,944	$1,152
Customer related intangible assets	4,176	1,817	2,359
Other intangible assets	235	55	180
Total intangible assets	$8,507	$4,816	$3,691

	As of March 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,014	$2,733	$1,281
Customer related intangible assets	4,212	1,641	2,571
Other intangible assets	239	48	191
Total intangible assets	$8,465	$4,422	$4,043

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Intangible asset amortization	$223	$258	$437	$511
Transition and transformation contract cost amortization(1)	60	67	110	128
Total amortization expense	$283	$325	$547	$639

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of September 30, 2021 is as follows:

Fiscal Year	(in millions)
Remainder of 2022	$435
2023	$749
2024	$649
2025	$547
2026	$507

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2021.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,131	$5,066	$10,197
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2021, net	$641	$—	$641

Foreign currency translation	(10)	—	(10)

Goodwill, gross	5,121	5,066	10,187
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of September 30, 2021, net	$631	$—	$631

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

The Company concluded that, as a result of its qualitative assessment performed on July 1, 2021, it remained more likely than not that the fair value of the GBS reporting unit exceeds its carrying amount.

As of September 30, 2021, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.43)% - (0.15)%	2022	$232	$213
Current maturities of long-term debt	Various	2022 - 2023	179	556
Current maturities of finance lease liabilities	0.35% - 17.68%	2022 - 2023	334	398
Short-term debt and current maturities of long-term debt			$745	$1,167

Long-term debt, net of current maturities
€750 million Senior notes	0.45%	2028	$862	$—
€600 million Senior notes	0.95%	2032	688	—
$700 million Senior notes	1.80%	2027	694	—
$650 million Senior notes	2.375%	2029	644	—
EUR term loan	0.80%	2023 - 2024	—	469
$274 million Senior notes	4.45%	2023	—	154
$171 million Senior notes	4.45%	2023	—	165
$500 million Senior notes	4.25%	2025	—	504
$500 million Senior notes	4.125%	2026	—	496
£250 million Senior notes	2.75%	2025	—	343
€650 million Senior notes	1.75%	2026	750	760
$500 million Senior notes	4.75%	2028	—	506
$234 million Senior notes	7.45%	2030	—	268
Finance lease liabilities	0.35% - 17.68%	2022 - 2027	729	894
Borrowings for assets acquired under long-term financing	0.00% - 6.78%	2022 - 2027	441	672
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2022 - 2023	5	5
Long-term debt			4,876	5,299
Less: current maturities			513	954
Long-term debt, net of current maturities			$4,363	$4,345

(1)At DXC’s option, DXC can borrow up to a maximum of €1 billion.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Euro Senior Notes Issuance

During the second quarter of fiscal 2022, the Company issued (i) €750 million aggregate principal amount of its 0.450% senior notes due fiscal 2028 and (ii) €600 million aggregate principal amount of its 0.950% senior notes due fiscal 2032 (collectively, the “Euro Notes”). The proceeds from the Euro Notes were applied principally to the repayment in full of the €400 million aggregate principal amount of outstanding borrowings under its Euro-denominated term loan facility, the repayment of its U.S. dollar-denominated 4.25% senior notes due fiscal 2025 and the repayment of its Sterling-denominated 2.75% senior notes due fiscal 2025.

U.S. Dollar Senior Notes Issuance

During the second quarter of fiscal 2022, the Company issued (i) $700 million aggregate principal amount of its 1.80% senior notes due fiscal 2027, and (ii) $650 million aggregate principal amount of its 2.375% senior notes due fiscal 2029 (collectively, the “USD Notes”). The proceeds from the USD Notes were used for the repayment of its remaining 4.125% senior notes due fiscal 2026, its 4.750% senior notes due fiscal 2028 and its 7.45% senior notes due fiscal 2030.

The interest on the Company’s $700 million senior notes due fiscal 2027 and $650 million senior notes due fiscal 2029 are payable semi-annually in arrears, while the interest on the €650 million senior notes due fiscal 2026, €750 million senior notes due fiscal 2028 and €600 million senior notes due fiscal 2032 are payable annually in arrears. Generally, the Company’s notes are redeemable at the Company’s discretion at the then-applicable redemption premium plus accrued and unpaid interest.

Note 13 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$1,193	$1,666	$2,402	$3,375
United Kingdom	569	579	1,171	1,152
Other Europe	1,254	1,244	2,559	2,449
Australia	395	390	796	751
Other International	616	675	1,240	1,329
Total Revenues	$4,027	$4,554	$8,168	$9,056

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 – “Segment Information” for the Company’s segment disclosures.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized and adjustments for currency. As of September 30, 2021, approximately $22 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 25% of these remaining performance obligations in fiscal 2022, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	September 30, 2021	March 31, 2021
Trade receivables, net	$2,661	$2,871
Contract assets	$392	$351
Contract liabilities	$1,708	$1,701

Change in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020
Balance, beginning of period	$1,701	$1,756
Deferred revenue	1,398	1,355
Recognition of deferred revenue	(1,334)	(1,432)
Currency translation adjustment	(21)	80
Other	(36)	(88)
Balance, end of period	$1,708	$1,671

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 – Restructuring Costs

The Company recorded restructuring costs of $145 million and $265 million, net of reversals, for the three months ended September 30, 2021 and September 30, 2020, respectively. For the six months ended September 30, 2021 and September 30, 2020, the Company recorded restructuring costs of $212 million and $337 million, net of reversals, respectively. The costs recorded during the three and six months ended September 30, 2021 were largely a result of the Fiscal 2022 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	September 30, 2021
Accrued expenses and other current liabilities	$180
Other long-term liabilities	55
Total	$235

Summary of Restructuring Plans

Fiscal 2022 Plan

During fiscal 2022, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2022 Plan”). Also included in restructuring costs for the six months ended September 30, 2021 is $7 million related to amortization of right-of-use assets and interest expense for leased facilities that we have vacated but that are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2021 Plan”). The Fiscal 2021 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2021 Plan total $540 million, comprising $498 million in employee severance and $42 million of facilities costs.

Fiscal 2020 Plan

During fiscal 2020, management approved cost savings initiatives designed to reduce operating costs by re-balancing its workforce and facilities structures (the “Fiscal 2020 Plan”). The Fiscal 2020 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2020 Plan total $294 million, comprising $277 million in employee severance and $17 million of facilities costs.

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company’s operations in response to a continuing business contraction. Other prior year plans focus mainly on optimizing specific aspects of the global workforce, increasing the proportion of work performed in low-cost offshore locations and re-balancing the organizational structure. Additionally, these plans included global facility restructuring, including a global data center restructuring program. Costs incurred to date under other prior year plans total $1,478 million, comprising $1,140 million in employee severance and $338 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation (“CSC”) and HPES (“HPES Merger”), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2021	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2021
Fiscal 2022 Plan
Workforce Reductions	$—	$163	$(1)	$(51)	$(2)	$109
Facilities Costs	—	50	(35)	(12)	—	3
Total	$—	$213	$(36)	$(63)	$(2)	$112

Fiscal 2021 Plan
Workforce Reductions	$180	$(3)	$—	$(105)	$(1)	$71
Facilities Costs	3	5	(5)	(1)	—	2
Total	$183	$2	$(5)	$(106)	$(1)	$73

Fiscal 2020 Plan
Workforce Reductions	$27	$(2)	$—	$(10)	$—	$15
Facilities Costs	—	—	—	—	—	—
Total	$27	$(2)	$—	$(10)	$—	$15

Other Prior Year Plans
Workforce Reductions	$19	$1	$—	$(13)	$—	$7
Facilities Costs	6	—	—	(3)	—	3
Total	$25	$1	$—	$(16)	$—	$10

Acquired Liabilities
Workforce Reductions	$34	$(2)	$—	$(5)	$(2)	$25
Facilities Costs	$1	—	—	(1)	—	—
Total	$35	$(2)	$—	$(6)	$(2)	$25

(1) Pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Pension and Other Benefit Plans

The Company offers a number of pension and other post-retirement benefit (“OPEB”) plans, life insurance benefits, deferred compensation, and defined contribution plans. Most of the Company’s pension plans are not admitting new participants, except where locally required; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

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

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$22	$23	$45	$45
Interest cost	51	61	103	119
Expected return on assets	(146)	(161)	(293)	(314)
Amortization of prior service costs	(2)	(2)	(4)	(4)
Contractual termination benefit	1	3	1	3
Curtailment gain	—	—	—	(9)
Recognition of actuarial loss	—	—	—	11
Net periodic pension income	$(74)	$(76)	$(148)	$(149)

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s balance sheets, amounted to $40 million as of September 30, 2021 and $42 million as of March 31, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Income Taxes

The Company’s effective tax rate (“ETR”) was 24.6% and 19.6% for the three months ended September 30, 2021 and September 30, 2020, respectively, and 46.0% and 16.2% for the six months ended September 30, 2021 and September 30, 2020, respectively. For the three months ended September 30, 2021, the primary drivers of the ETR were the global mix of income and a decrease in unrecognized tax benefits due to income tax audit settlements and statute expirations. For the six months ended September 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and a decrease in unrecognized tax benefits due to income tax audit settlements and statute expirations. For the three and six months ended September 30, 2020, the primary drivers of the ETR were the global mix of income, foreign tax credits and adjustment of the prior tax provisions due to the filing of tax returns in the U.S. and the non-U.S. jurisdictions.

The majority of our global unremitted foreign earnings have been taxed in the U.S. or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following foreign earnings are considered indefinitely reinvested: approximately $518 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded $34 million of tax indemnification receivable related to uncertain tax positions, $68 million of tax indemnification receivable related to other tax payables and $120 million of tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Peraton (formerly Perspecta Inc). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Peraton primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Peraton of $73 million related to other tax payable and a tax indemnification payable to Peraton of $29 million related to income tax and other tax liabilities.

In connection with the sale of HPS business, the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of HPS business.

The Internal Revenue Service (the “IRS”) is examining the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company has entered settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to some of these adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and intend to challenge them in the IRS Office of Appeals or Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of $438 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We do not expect these matters that proceed to Tax Court to be resolved in the next 12 months. We have received a notice of deficiency with respect to fiscal 2010, 2011 and 2013 and have filed petitions in Tax Court with respect to fiscal 2011 and 2013. We expect to file a petition in Tax Court for fiscal 2010 by the fourth quarter of fiscal 2022. We also expect fiscal 2009 to proceed to Tax Court.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2010 to April 30, 2022, for fiscal years 2014 through fiscal 2017 to October 31, 2022, and for the tax year ended October 31, 2017 to September 30, 2022, to provide the IRS time to complete their review. The statute of limitations for fiscal years 2011 through 2013 has expired. However, as previously noted, fiscal years 2011 and 2013 are in Tax Court and consequently these years will remain open until the Tax Court proceedings have concluded.

The Company expects to reach a resolution for fiscal years 2008 through 2013 no earlier than fiscal 2025, except for agreed issues related to fiscal 2008 through 2010, and to reach resolution for fiscal years 2014 through 2017, which are expected to be resolved within twelve months.

The Company may settle certain other tax examinations or have lapses in statutes of limitations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld. Conversely, the Company could settle positions by payment with the tax authorities for amounts lower than those that have been accrued or extinguish a position through less payment than previously estimated. In the second quarter of fiscal 2022, the Company’s liability for uncertain tax positions decreased by $29 million (excluding interest and penalties and related tax attributes) primarily due to income tax audit settlements and statute expirations. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $43 million, excluding interest, penalties, and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the six months ended September 30, 2020. The details of shares repurchased during the six months ended September 30, 2021 are shown below:

	Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	1,750,000	$38.52	$67
2nd Quarter	2,112,212	$39.10	83
Total	3,862,212	$38.84	$150

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive loss before reclassifications	(92)	7	(5)	(90)
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	—	(4)	(90)
Balance at September 30, 2021	$(732)	$6	$244	$(482)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 4 – “Divestitures” for additional information.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Other comprehensive loss before reclassifications	28	12	5	—	45
Amounts reclassified from accumulated other comprehensive loss	—	6	—	(10)	(4)
Balance at September 30, 2020	$(823)	$(2)	$14	$249	$(562)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 6,663 and 14,182 shares purchased under this plan during the three and six months ended September 30, 2021.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of September 30, 2021
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	51,200,000	30,904,322
DXC Director Equity Plan	745,000	361,651
DXC Share Purchase Plan	250,000	147,789
Total	52,195,000	31,413,762

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(448,416)	$24.11		$6
Canceled/Forfeited	—	$—
Expired	(28,774)	$34.97
Outstanding as of September 30, 2021	1,198,390	$32.69	3.34	$6

Vested and exercisable as of September 30, 2021	1,198,390	$32.69	3.34	$6

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	8,326,220	$28.98	184,660	$28.42
Granted	2,884,460	$51.47	74,300	$35.18
Settled	(1,739,285)	$32.96	(102,238)	$21.43
Canceled/Forfeited	(1,110,027)	$36.74	—	$—
Outstanding as of September 30, 2021	8,361,368	$36.04	156,722	$36.18

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total share-based compensation cost	$26	$20	$51	$36
Related income tax benefit	$4	$3	$7	$5
Total intrinsic value of options exercised	$1	$—	$6	$—
Tax benefits from exercised stock options and awards	$4	$1	$15	$4

As of September 30, 2021, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $216 million. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 2.17 years.

Note 19 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020
Cash paid for:
Interest	$155	$168
Taxes on income, net of refunds (1)	$274	$84

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$69	$410
Prepaid assets acquired under long-term financing	$111	$43
Investing:
Capital expenditures in accounts payable and accrued expenses	$2	$46
Capital expenditures through finance lease obligations	$114	$205
Assets acquired under long-term financing	$44	$10
Decrease in deferred purchase price receivable	$—	$(52)
Contingent consideration	$—	$3

(1) Income tax refunds were $41 million and $25 million for the six months ended September 30, 2021 and September 30, 2020, respectively.
(2) Net of $509 million and $253 million in lease modifications and terminations during the first six months of fiscal 2022 and 2021, respectively.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2021
Revenues	$1,873	$2,154	$4,027	$—	$4,027
Segment profit	$298	$118	$416	$(70)	$346
Depreciation and amortization(1)	$51	$257	$308	$30	$338

Three Months Ended September 30, 2020
Revenues	$2,242	$2,312	$4,554	$—	$4,554
Segment profit	$317	$36	$353	$(70)	$283
Depreciation and amortization(1)	$59	$291	$350	$23	$373

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2021
Revenues	$3,760	$4,408	$8,168	$—	$8,168
Segment profit	$570	$249	$819	$(141)	$678
Depreciation and amortization(1)	$91	$503	$594	$57	$651

Six Months Ended September 30, 2020
Revenues	$4,416	$4,640	$9,056	$—	$9,056
Segment profit	$532	$59	$591	$(118)	$473
Depreciation and amortization(1)	$109	$558	$667	$50	$717

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $110 million and $152 million for the three months ended September 30, 2021 and 2020, respectively, and $219 million and $300 million for the six months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Profit
Total profit for reportable segments	$416	$353	819	$591
All other loss	(70)	(70)	(141)	(118)
Interest income	16	25	36	48
Interest expense	(61)	(96)	(123)	(202)
Restructuring costs	(145)	(265)	(212)	(337)
Transaction, separation and integration-related costs	(3)	(101)	(12)	(211)
Amortization of acquired intangible assets	(110)	(152)	(219)	(300)
Gains and (losses) on dispositions	—	—	347	—
Impairment losses	(10)	—	(10)	—
Debt extinguishment costs	(281)	—	(309)	—
Pension and OPEB actuarial and settlement losses	—	—	—	(2)
(Loss) income before income taxes	$(248)	$(306)	$176	$(531)
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 21 – Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of September 30, 2021 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2022	$631
2023	1,080
2024	828
2025	467
2026	255
Thereafter	15
Total	$3,276

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2021:

(in millions)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024 and Thereafter	Totals
Surety bonds	$10	$56	$12	$78
Letters of credit	139	55	528	722
Stand-by letters of credit	27	57	14	98
Totals	$176	$168	$554	$898

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action.

Former business units of the Company now owned by Peraton (formerly Perspecta) may be proportionately liable for any recovery by plaintiffs in this matter.

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

Oracle’s claims arise primarily out of HPE’s prior relationship with a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle claims that Terix infringed its copyrights while acting as HPE’s subcontractor for certain customers of HPE’s multivendor support business. Oracle claims that HPE is liable for vicarious and contributory infringement arising from the alleged actions of Terix and for direct infringement arising from HPE’s own alleged conduct.

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

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company moved to dismiss the claims in their entirety, and on June 2, 2020, the court granted the Company’s motion, dismissing all claims and entering judgment in the Company’s favor. On July 1, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. The appeal has been fully briefed, and in September 2021, the Court of Appeals heard oral argument on the appeal. A decision is now pending.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. The Company has since moved to dismiss the state action, and the court has continued the motion until after the outcome of the federal action. On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. On November 12, 2020, the Company filed a motion to dismiss the amended complaint. On April 30, 2021, the Court granted the Company’s motion to dismiss the amended complaint, while granting Plaintiffs leave to again amend and refile their complaint within 30 days. On June 1, 2021, the plaintiffs filed a third amended complaint, which the Company has moved to dismiss. A hearing on the Company’s motion was held in October 2021, and a decision is now pending.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Voluntary Disclosure of Certain Possible Sanctions Law Violations: On February 2, 2017, CSC submitted an initial notification of voluntary disclosure to the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) regarding certain possible violations of U.S. sanctions laws pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which CSC acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the United Kingdom. The Company substantially completed its internal investigation and provided supplemental information to OFAC in January 2020. In August 2021, OFAC informed the Company that it had decided to address the Company’s voluntary disclosure by issuing a “Cautionary Letter” instead of pursuing a civil monetary penalty, and that the Letter represents OFAC’s final enforcement response to the Company’s voluntary disclosure. The Company will continue to engage in periodic dialogue with OFAC regarding compliance items that arise in the ordinary course of business. This matter is otherwise closed.

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

Forward-looking statements include, among other things, statements with respect to our future financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, divestitures, competitive position, growth opportunities, share repurchases, dividend payments, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by the coronavirus disease 2019 (“COVID-19”) crisis and the impact of varying private and governmental responses that affect our customers, employees, vendors and the economies and communities where they operate.

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
•the risk of liability or damage to our reputation resulting from security incidents, including breaches, and cyber-attacks to our systems and networks and those of our business partners, insider threats, disclosure of sensitive data or failure to comply with data protection laws and regulations in a rapidly evolving regulatory environment; in each case, whether deliberate or accidental;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2022 and our financial condition as of September 30, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2022 and fiscal 2021.

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

Results of Operations

The following table sets forth certain financial data for the second quarters and first six months of fiscal 2022 and fiscal 2021:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$4,027	$4,554	$8,168	$9,056

(Loss) income, before income taxes	(248)	(306)	176	(531)
Income tax (benefit) expense	(61)	(60)	81	(86)
Net (loss) income	$(187)	$(246)	$95	$(445)

Diluted (loss) earnings per share	$(0.74)	$(0.96)	$0.35	$(1.77)

Fiscal 2022 Second Quarter Highlights

Financial highlights for the second quarter and first six months of fiscal 2022 include the following:

•Revenues for the second quarter and first six months of fiscal 2022 were $4.0 billion and $8.2 billion, respectively, a decrease of 11.6% and 9.8%, respectively, as compared to the second quarter and first six months of fiscal 2021. The decrease was primarily due to the dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022 and the HHS business during the third quarter of fiscal 2021. Project completions and project terminations also contributed to the decrease in revenues. The decrease in revenues was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers.
•Net loss and diluted loss per share for the second quarter of fiscal 2022 were $(187) million and $(0.74), respectively. Net loss decreased by $59 million during the second quarter of fiscal 2022 as compared to the same period of prior fiscal year. The decrease was primarily due to cost optimization realized in the current period, lower costs after the dispositions of the HPS and HHS businesses, and lower transaction, separation and integration-related costs partially offset by a reduction in revenue in the current period and higher debt extinguishment costs. Net loss included the cumulative impact of certain items of $420 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, impairment losses, and debt extinguishment costs. This compares with net loss and diluted loss per share of $(246) million and $(0.96), respectively, for the second quarter of fiscal 2021.
•Net income and diluted earnings per share for the first six months of fiscal 2022 were $95 million and $0.35, respectively. Net income increased by $540 million during the first six months of fiscal 2022 as compared to the same period of prior fiscal year. The increase was primarily due to cost optimization realized in the current period, gain on disposition of the HPS business, lower costs after the dispositions of the HPS and HHS businesses and lower transaction, separation and integration-related costs partially offset by a reduction in revenue in the current period and higher debt extinguishment costs. Net income included the cumulative impact of certain items of $360 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gains on dispositions, impairment losses, debt extinguishment costs, and a tax adjustment. This compares with net loss and diluted loss per share of $(445) million and $(1.77), respectively, for the first six months of fiscal 2021.
•Our cash and cash equivalents were $2.7 billion as of September 30, 2021.
•We generated $534 million of cash from operations during the first six months of fiscal 2022, as compared to $591 million during the first six months of fiscal 2021.

Revenues

During the second quarter and first six months of fiscal 2022 and fiscal 2021, the distribution of our revenues across geographies was as follows:

Three Months Ended September 30, 2021
2,000
1,500
1,000
500
0
$ (Millions)
United States
United Kingdom
Australia
Other Europe
Other International
Fiscal 2022
Fiscal 2021

Six Months Ended September 30, 2021
4,000
3,000
2,000
1,000
0
$ (Millions)
United States
United Kingdom
Australia
Other Europe
Other International
Fiscal 2022
Fiscal 2021

	Three Months Ended
(in millions)	September 30, 2021	September 30, 2020	Change	Percentage Change
GBS	$1,873	$2,242	$(369)	(16.5)%
GIS	2,154	2,312	(158)	(6.8)%
Total Revenues	$4,027	$4,554	$(527)	(11.6)%

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	Change	Percentage Change
GBS	$3,760	$4,416	$(656)	(14.9)%
GIS	4,408	4,640	(232)	(5.0)%
Total Revenues	$8,168	$9,056	$(888)	(9.8)%

The decrease in revenues for the second quarter and first six months of fiscal 2022, compared with fiscal 2021 of the same periods, reflects the disposition of the HHS business during the third quarter of fiscal 2021, in addition to dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022. Project completions and project terminations also contributed to the decrease in revenues. The decrease in revenues was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers. Revenues for the second quarter and first six months of fiscal 2022 included an favorable foreign currency exchange rate impacts of 1.4% and 3.6%, respectively, primarily driven by the weakening of the U.S. dollar against the British Pound, Canadian Dollar, and Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

As a global company, approximately 70% of our revenues for the first six months of fiscal 2022 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency September 30, 2021	September 30, 2020	Change	Percentage Change
GBS	$1,851	$2,242	$(391)	(17.4)%
GIS	2,110	2,312	(202)	(8.7)%
Total	$3,961	$4,554	$(593)	(13.0)%

	Six Months Ended
(in millions)	Constant Currency September 30, 2021	September 30, 2020	Change	Percentage Change
GBS	$3,635	$4,416	$(781)	(17.7)%
GIS	4,210	4,640	(430)	(9.3)%
Total	$7,845	$9,056	$(1,211)	(13.4)%

Global Business Services

Our GBS revenues were $1.9 billion in the second quarter and $3.8 billion in the first six months of fiscal 2022, a decrease of 16.5% and 14.9%, respectively, compared to the same periods in fiscal 2021. GBS revenue in constant currency decreased by 17.4% and 17.7% in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods in fiscal 2021. The decrease in GBS revenues for the second quarter and first six months of fiscal 2022 was primarily due to the disposition of the HHS business during the third quarter of fiscal 2021, the disposition of the HPS business at the beginning of the first quarter of fiscal 2022, and project completions. The decrease in GBS revenues was partially offset by additional services provided to existing customers.

For the second quarter and first six months of fiscal 2022, GBS contract awards were $1.7 billion and $4.1 billion, respectively, as compared to $2.4 billion and $5.9 billion in the corresponding periods of fiscal 2021.

Global Infrastructure Services

Our GIS revenues were $2.2 billion in the second quarter and $4.4 billion in the first six months of fiscal 2022, a decrease of 6.8% and 5.0%, respectively, compared to the same periods in fiscal 2021. GIS revenue in constant currency decreased by 8.7% and 9.3% in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods in fiscal 2021. The decrease in GIS revenues for the second quarter and first six months of fiscal 2022 was primarily due to project completions, project terminations, a decrease in run-rate project volumes, and decreases due to the dispositions of the HHS business and other insignificant businesses. The decrease in GIS revenues was partially offset by additional services provided to new and existing customers.

For the second quarter and first six months of fiscal 2022, GIS contract awards were $2.0 billion and $4.2 billion, respectively, as compared to $2.5 billion and $4.3 billion in the corresponding periods of fiscal 2021.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,088	$3,563	76.7%	78.3%	(1.6)
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	370	539	9.2	11.8	(2.6)
Depreciation and amortization	448	525	11.1	11.5	(0.4)
Restructuring costs	145	265	3.6	5.8	(2.2)
Interest expense	61	96	1.5	2.1	(0.6)
Interest income	(16)	(25)	(0.4)	(0.5)	0.1
Debt extinguishment costs	281	—	7.0	—	7.0
Other income, net	(102)	(103)	(2.5)	(2.3)	(0.2)
Total Costs and Expenses	$4,275	$4,860	106.2%	106.7%	(0.5)

	Six Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Costs of services (excludes depreciation and amortization and restructuring costs)	$6,343	$7,192	77.5%	79.5%	(2.0)
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	753	1,078	9.2	11.9	(2.7)
Depreciation and amortization	870	1,017	10.7	11.2	(0.5)
Restructuring costs	212	337	2.6	3.7	(1.1)
Interest expense	123	202	1.5	2.2	(0.7)
Interest income	(36)	(48)	(0.4)	(0.5)	0.1
Debt extinguishment costs	309	—	3.8	—	3.8
Gain on disposition of businesses	(377)	—	(4.6)	—	(4.6)
Other income, net	(205)	(191)	(2.5)	(2.1)	(0.4)
Total Costs and Expenses	$7,992	$9,587	97.8%	105.9%	(8.1)

Total costs and expenses as a percentage of revenue decreased by 0.5 and 8.1 percentage points during the second quarter and first six months of fiscal 2022, respectively. The percentage point decreases primarily reflect operating cost reductions exceeding associated declines in revenue compared to the same period in the prior fiscal year. Gains on dispositions during the first quarter of fiscal 2022 also contributed to the percentage point decrease during the first six months of fiscal 2022. The decreases were partially offset by higher debt extinguishment costs incurred during the second quarter and first six months of fiscal 2022.

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), was $3.1 billion and $6.3 billion for the second quarter and first six months of fiscal 2022, respectively. COS decreased by $475 million and $849 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The decreases were primarily due to cost optimization savings realized during fiscal 2022 and reduced costs resulting from the dispositions of the HPS business during the first quarter of fiscal 2022 and the HHS business during the third quarter of fiscal 2021. COS as a percentage of revenue decreased by 1.6 and 2.0 points, respectively, as compared to the same periods of the prior fiscal year. These point decreases were primarily driven by cost reductions exceeding the associated decline in revenue compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $370 million and $753 million for the second quarter and first six months of fiscal 2022, respectively. SG&A decreased by $169 million and $325 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The decreases were primarily driven by lower transaction, separation and integration-related costs, cost optimization savings realized during fiscal 2022, and reduced costs resulting from the dispositions of the HPS business during the first quarter of fiscal 2022 and the HHS business during the third quarter of fiscal 2021.

Transaction, separation and integration-related costs of $3 million and $12 million were included in SG&A for the second quarter and first six months of fiscal 2022, as compared to $101 million and $211 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $165 million and $323 million for the second quarter and first six months of fiscal 2022, respectively. Depreciation expense decreased by $35 million and $55 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The net decrease in depreciation expense for the second quarter and first six months of fiscal 2022 was primarily due to asset life adjustments in the prior year and a reduction in assets due to impairment of undeployed assets and asset retirements.

Amortization expense was $283 million and $547 million for the second quarter and first six months of fiscal 2022, respectively. Amortization expense decreased by $42 million and $92 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The decrease was primarily due to a reduction in customer related intangibles related to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021. See Note 4 – “Divestitures” for additional information.

Restructuring Costs

During fiscal 2022, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the second quarter and first six months of fiscal 2022, restructuring costs, net of reversals, were $145 million and $212 million, respectively, as compared to $265 million and $337 million during the same periods of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plans, see Note 14 – “Restructuring Costs” to the financial statements.

Interest Expense and Interest Income

Interest expense was $61 million and $123 million for the second quarter and first six months of fiscal 2022, respectively. Interest expense decreased by $35 million and $79 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to a reduction in bonds and term loans, decreased amounts drawn on our revolving credit facility, and decreases to finance leases and asset financing.

Interest income was $16 million and $36 million for the second quarter and first six months of fiscal 2022, respectively. Interest income decreased by $9 million and $12 million during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily driven by lower income from our multicurrency cash pools and money market accounts.

Debt Extinguishment Costs

Debt extinguishment costs were $281 million and $309 million for the second quarter and first six months of fiscal 2022, respectively. Debt extinguishment costs for the second quarter of fiscal 2022 include costs to fully redeem our Euro-denominated term loan facility, 4.25% senior notes due fiscal 2025, 2.75% senior notes due fiscal 2025, 4.125% senior notes due fiscal 2026, 4.750% senior notes due fiscal 2028, and 7.45% senior notes due fiscal 2030.

Debt extinguishment costs for the first six months of fiscal 2022 also includes activity from the first quarter of fiscal 2022 consisting of full redemption of two series of 4.45% senior notes due fiscal 2023, partial redemption of 4.125% senior notes due fiscal 2026, and extinguishment of debt associated with asset financing. There were no debt extinguishment costs recorded during the same period in fiscal 2021.

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

Other income was $102 million and $205 million for the second quarter and first six months of fiscal 2022, respectively, as compared to $103 million and $191 million during the same periods of the prior fiscal year. Other income decreased $(1) million during the second quarter of fiscal 2022 and increased $14 million during the first six months of fiscal 2022 as compared to the same periods of the prior fiscal year. The increase during the first six months of fiscal 2022 was primarily due to net gains on sales of operating and non-operating assets partially offset by lower non-service components of net periodic pension income.

Taxes

Our effective tax rate (“ETR”) was 24.6% and 19.6% for the three months ended September 30, 2021 and September 30, 2020, respectively, and 46.0% and 16.2% for the six months ended September 30, 2021 and September 30, 2020, respectively. For the three months ended September 30, 2021, the primary drivers of the ETR were the global mix of income and a decrease in unrecognized tax benefits due to income tax audit settlements and statute expirations. For the six months ended September 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and a decrease in unrecognized tax benefits due to income tax audit settlements and statute expirations. For the three and six months ended September 30, 2020, the primary drivers of the ETR were the global mix of income, foreign tax credits and adjustment of the prior tax provisions due to the filing of tax returns in the U.S. and the non-U.S. jurisdictions.

The United States Congress is currently working to enact a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to DXC.

Earnings (Loss) Per Share

Diluted EPS for the second quarter and first six months of fiscal 2022 was $(0.74) and $0.35, respectively. Diluted earnings per share increased by $0.22 and $2.12 during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. Increases in diluted EPS were due to net income increases of $59 million and $540 million during the second quarter and first six months of fiscal 2022, respectively, over the same periods in the prior fiscal year.

Diluted EPS for the second quarter of fiscal 2022 includes $0.43 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.33 per share of amortization of acquired intangible assets, $0.03 per share of impairment losses, and $0.84 per share of debt extinguishment costs.

Diluted EPS for the first six months of fiscal 2022 includes $0.65 per share of restructuring costs, $0.03 per share of transaction, separation and integration-related costs, $0.65 per share of amortization of acquired intangible assets, $(0.99) per share of net gains on dispositions, $0.03 per share of impairment losses, $0.91 per share of debt extinguishment costs, and $0.11 per share of tax adjustments relating to the net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes (“EBIT”), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS, and constant currency revenues.

We believe EBIT, adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS provide investors with useful supplemental information about our operating performance after excluding certain categories of expenses.

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

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2022 Second Quarter Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	September 30, 2021	September 30, 2020	Change	Percentage Change
Loss before income taxes	$(248)	$(306)	$58	(19.0)%
Non-GAAP income before income taxes	$301	$212	$89	42.0%
Net loss	$(187)	$(246)	$59	(24.0)%
Adjusted EBIT	$346	$283	$63	22.3%

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	Change	Percentage Change
Income (loss) before income taxes	$176	$(531)	$707	NM(1)
Non-GAAP income before income taxes	$591	$319	$272	85.3%
Net income (loss)	$95	$(445)	$540	NM(1)
Adjusted EBIT	$678	$473	$205	43.3%
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
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(2)
•Impairment losses – impairment losses on assets classified as long-term on the balance sheet.(3)
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(4)
•Pension and OPEB actuarial and settlement gains and losses – pension and OPEB actuarial mark to market adjustments and settlement gains and losses.
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).(5)

(1) TSI-Related Costs include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for the second quarter of fiscal 2022 include $2 million of costs to execute the strategic alternatives; ($2 million) credit to legal costs for Peraton Arbitration; and $3 million of costs incurred in connection with activities related to other acquisitions and divestitures.

The TSI-Related costs for the first six months of fiscal 2022 include $13 million of costs to execute the strategic alternatives; $4 million legal costs and ($14 million) credit towards Peraton Arbitration settlement, $4 million in expenses related to integration projects resulting from the HPES merger (including costs associated with continuing efforts to separate certain IT systems) and $5 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) Gains and losses on dispositions for the first six months of fiscal 2022 include a $341 million gain on sale of the HPS business, gains of $19 million on other dispositions and ($13 million) of adjustments relating to the sale of the HHS business.

(3) Impairment losses on dispositions for the second quarter and first six months of fiscal 2022 includes a $10 million impairment charge of capitalized transition and transformation costs.

(4) Debt extinguishment costs adjustments for the second quarter of fiscal 2022 include $1 million to fully redeem our Euro-denominated term loan facility, $41 million to fully redeem our 4.25% senior notes due fiscal 2025, $26 million to fully redeem our 2.75% senior notes due fiscal 2025, $55 million to fully redeem our 4.125% senior notes due fiscal 2026, $87 million to fully redeem our 4.750% senior notes due fiscal 2028, and $71 million to fully redeem our 7.45% senior notes due fiscal 2030.

In addition to the above, debt extinguishment costs adjustments for the first six months of fiscal 2022 reflects activity from the first quarter of fiscal 2022, including $18 million to fully redeem two series of our 4.45% senior notes due fiscal 2023, $3 million to partially redeem our 4.125% senior notes due fiscal 2026, and $7 million of debt associated with asset financing.

(5) Tax adjustment for the first six months of fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Debt Extinguishment Costs	Non-GAAP Results
(Loss) income before income taxes	$(248)	$145	$3	$110	$10	$281	$301
Income tax (benefit) expense	(61)	34	1	26	2	66	68
Net (loss) income	(187)	111	2	84	8	215	233
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—	—	1
Net (loss) income attributable to DXC common stockholders	$(188)	$111	$2	$84	$8	$215	$232

Effective Tax Rate	24.6%						22.6%

Basic EPS	$(0.74)	$0.44	$0.01	$0.33	$0.03	$0.85	$0.92
Diluted EPS	$(0.74)	$0.43	$0.01	$0.33	$0.03	$0.84	$0.90

Weighted average common shares outstanding for:
Basic EPS	252.40	252.40	252.40	252.40	252.40	252.40	252.40
Diluted EPS	252.40	257.20	257.20	257.20	257.20	257.20	257.20

	Six Months Ended September 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Impairment Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	$176	$212	$12	$219	$(347)	$10	$309	$—	$591
Income tax expense	81	44	5	50	(91)	2	73	(28)	136
Net income	95	168	7	169	(256)	8	236	28	455
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	—	—	—	5
Net income attributable to DXC common stockholders	$90	$168	$7	$169	$(256)	$8	$236	$28	$450

Effective Tax Rate	46.0%								23.0%

Basic EPS	$0.35	$0.66	$0.03	$0.67	$(1.01)	$0.03	$0.93	$0.11	$1.77
Diluted EPS	$0.35	$0.65	$0.03	$0.65	$(0.99)	$0.03	$0.91	$0.11	$1.74

Weighted average common shares outstanding for:
Basic EPS	253.53	253.53	253.53	253.53	253.53	253.53	253.53	253.53	253.53
Diluted EPS	258.90	258.90	258.90	258.90	258.90	258.90	258.90	258.90	258.90

	Three Months Ended September 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Tax Adjustment	Non-GAAP Results
(Loss) income before income taxes	$(306)	$265	$101	$152	—	$212
Income tax (benefit) expense	(60)	52	26	35	(2)	51
Net (loss) income	(246)	213	75	117	2	161
Less: net (loss) attributable to non-controlling interest, net of tax	(2)	—	—	—	—	(2)
Net (loss) income attributable to DXC common stockholders	$(244)	$213	$75	$117	$2	$163

Effective Tax Rate	19.6%					24.1%

Basic EPS	$(0.96)	$0.84	$0.30	$0.46	$0.01	$0.64
Diluted EPS	$(0.96)	$0.83	$0.29	$0.46	$0.01	$0.64

Weighted average common shares outstanding for:
Basic EPS	254.13	254.13	254.13	254.13	254.13	254.13
Diluted EPS	254.13	255.18	255.18	255.18	255.18	255.18

	Six Months Ended September 30, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
(Loss) income before income taxes	$(531)	$337	$211	$300	$2	—	$319
Income tax (benefit) expense	(86)	64	54	69	—	(2)	99
Net (loss) income	(445)	273	157	231	2	2	220
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	4
Net (loss) income attributable to DXC common stockholders	$(449)	$273	$157	$231	$2	$2	$216

Effective Tax Rate	16.2%						31.0%

Basic EPS	$(1.77)	$1.08	$0.62	$0.91	$0.01	$0.01	$0.85
Diluted EPS	$(1.77)	$1.07	$0.62	$0.91	$0.01	$0.01	$0.85

Weighted average common shares outstanding for:
Basic EPS	253.88	253.88	253.88	253.88	253.88	253.88	253.88
Diluted EPS	253.88	254.76	254.76	254.76	254.76	254.76	254.76

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(187)	$(246)	$95	$(445)
Income tax (benefit) expense	(61)	(60)	81	(86)
Interest income	(16)	(25)	(36)	(48)
Interest expense	61	96	123	202
EBIT	(203)	(235)	263	(377)
Restructuring costs	145	265	212	337
Transaction, separation and integration-related costs	3	101	12	211
Amortization of acquired intangible assets	110	152	219	300
(Gains) and losses on dispositions	—	—	(347)	—
Impairment losses	10	—	10	—
Debt extinguishment costs	281	—	309	—
Pension and OPEB actuarial and settlement losses	—	—	—	2
Adjusted EBIT	$346	$283	$678	$473

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2021, our cash and cash equivalents (“cash”) were $2.7 billion, of which $1.2 billion was held outside of the U.S. As of March 31, 2021, our cash was $3.0 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

A significant portion of the cash held by our foreign subsidiaries is not expected to be impacted by U.S. federal income tax upon repatriation. However, a portion of this cash may still be subject to foreign and U.S. state income tax consequences upon future remittance. Therefore, if additional funds held outside the U.S. are needed for our operations in the U.S., we plan to repatriate the funds not designated as indefinitely reinvested.

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.7 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.1 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2021	September 30, 2020	Change
Net cash provided by operating activities	$534	$591	$(57)
Net cash provided by (used in) investing activities	199	(234)	433
Net cash used in financing activities	(1,063)	(963)	(100)
Effect of exchange rate changes on cash and cash equivalents	(2)	9	(11)
Cash classified within current assets held for sale	63	(3)	66
Net decrease in cash and cash equivalents	$(269)	$(600)	$331
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at the end of period	$2,699	$3,079

Operating cash flow

Net cash provided by operating activities during the first six months of fiscal 2022 was $534 million as compared to $591 million during the comparable period of the prior fiscal year. The decrease of $57 million was primarily due to a $210 million unfavorable change in working capital due to higher working capital outflows during the first six months of fiscal 2022 partially offset by an increase in net income, net of adjustments of $153 million.

The following table contains certain key working capital metrics:

	Six Months Ended
	September 30, 2021		September 30, 2020
Days of sales outstanding in accounts receivable	67		67
Days of purchases outstanding in accounts payable	(38)		(58)
Cash conversion cycle	29	—	9

Investing cash flow

Net cash provided by (used in) investing activities during the first six months of fiscal 2022 was $199 million as compared to $(234) million during the comparable period of the prior fiscal year. The increase in net cash provided by investing activities of $433 million was primarily due to business dispositions of $513 million, an increase in proceeds from sale of assets of $79 million, and proceeds from short-term investing of $24 million. This was partially offset by a decrease in cash collections related to deferred purchase price receivables of $159 million and an increase in capital expenditures of $40 million.

Financing cash flow

Net cash used in financing activities during the first six months of fiscal 2022 was $1,063 million as compared to $963 million during the comparable period of the prior fiscal year. The $100 million increase in cash used was primarily due to a decrease in commercial paper borrowings, net of repayments of $298 million, an increase in payments on capital leases and borrowings for asset financing of $184 million, share repurchases of $150 million, and payments for debt extinguishment costs of $344 million. This was partially offset by an increase in borrowings on long term debt, net of repayments of $549 million and the lines of credit repayments, net of borrowings of $250 million and dividend payments of $53 million incurred only in the comparable period of fiscal 2021.

Capital Resources

See Note 21 – “Commitments and Contingencies” for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt	$745	$1,167
Long-term debt, net of current maturities	4,363	4,345
Total debt	$5,108	$5,512

The $0.4 billion decrease in total debt during the first six months of fiscal 2022 was primarily attributed to the retirement of all the remaining $319 million of the 4.45% senior notes due fiscal 2023 using the proceeds from the sale of our HPS Business, and the repurchase of the $33 million of the 4.125% senior notes due fiscal 2026 during the first quarter of fiscal 2022. Approximately $300 million of finance lease liabilities and borrowings for assets acquired under long-term financing were also repaid during the second quarter of fiscal 2022 using the proceeds from the divestitures of other businesses and existing cash on hand. The decrease was partially offset by the issuance of Euro and U.S. Dollar Senior Notes of which proceeds were used to repay term loans and senior notes as discussed below.

Euro Senior Notes Issuance

During the second quarter of fiscal 2022, we issued (i) €750 million aggregate principal amount of our 0.450% senior notes due fiscal 2028 and (ii) €600 million aggregate principal amount of our 0.950% senior notes due fiscal 2032 (collectively, the “Euro Notes”). The proceeds from the Euro Notes were applied principally to the repayment in full of the €400 million aggregate principal amount of outstanding borrowings under our Euro-denominated term loan facility, the repayment of our U.S. dollar-denominated 4.25% senior notes due fiscal 2025 and the repayment of our Sterling-denominated 2.75% senior notes due fiscal 2025.

U.S. Dollar Senior Notes Issuance

During the second quarter of fiscal 2022, we issued (i) $700 million aggregate principal amount of our 1.80% senior notes due fiscal 2027, and (ii) $650 million aggregate principal amount of our 2.375% senior notes due fiscal 2029 (collectively, the “USD Notes”). The proceeds from the USD Notes were used for the repayment of our remaining 4.125% senior notes due fiscal 2026, our 4.750% senior notes due fiscal 2028 and our 7.45% senior notes due fiscal 2030.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2021 and September 30, 2020.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Stable
S&P	BBB-	-	Stable

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through borrowing under our revolving credit facility, issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and will further utilize our cross-currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contracts and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	September 30, 2021
Cash and cash equivalents	$2,699
Available borrowings under our revolving credit facility	4,000
Total liquidity	$6,699

In November 2021, subsequent to the end of the second quarter of fiscal 2022, we amended our revolving credit facility to among other things, decrease available borrowings from $4.0 billion to $3.0 billion.

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. During the six months ended September 30, 2021, we repurchased 3,862,212 shares of our common stock at an aggregate cost of $150 million. See Note 17 – “Stockholders’ Equity” to the financial statements.

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2022.

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

Contractual Obligations

The transactions below represent material changes to our contractual obligations since March 31, 2021.

Debt retirements and repayments:
•Retirement of the remaining $319 million in two series of 4.45% senior notes due fiscal 2023
•Repayment of the remaining aggregate principal amount of the Euro-denominated €400 million in term loan facility due fiscal 2023-2024
•Repayment of the remaining aggregate principal amount of $500 million in 4.25% senior notes due fiscal 2025
•Repayment of the remaining aggregate principal amount of the Sterling-denominated £250 million in 2.75% senior notes due fiscal 2025
•Repayment of the remaining aggregate principal amount of $500 million in 4.125% senior notes due fiscal 2026
•Repayment of the remaining aggregate principal amount of $500 million in 4.75% senior notes due fiscal 2028
•Repayment of the remaining aggregate principal amount of $234 million in 7.45% senior notes due fiscal 2030
•Retirement and prepayment of certain capital leases and equipment related financing

Debt issuances:
•Issuance of (i) $700 million in aggregate principal amount of 1.80% senior notes due fiscal 2027 and (ii) $650 million in aggregate principal amount of 2.375% senior notes due fiscal 2029
•Issuance of (i) Euro-denominated €750 million in aggregate principal amount of 0.45% senior notes due fiscal 2028 and Euro-denominated €600 million in aggregate principal amount of 0.95% senior notes due fiscal 2032

For further information see “Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

For our minimum purchase commitments as of September 30, 2021, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 21 – “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended September 30, 2021, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2021 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in our internal control over financial reporting described below.

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

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of September 30, 2021.

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
•We have increased communication and training to employees regarding internal control over financial reporting and disclosure controls and procedures.
•We have designed and implemented an enterprise wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures.

Additional enhancements to improve our control activities and processes:

•We have enhanced our financial cadence and discipline including increased reviews of the underlying performance of the business and related balance sheet accounts.
•We are enhancing key enterprise controls including financial operations reviews, working capital reviews, balance sheet reviews and assessment and monitoring of non-routine accounting transactions.
•We have assessed relevant policies focusing on ownership and accountability and reviewed and implemented changes to thresholds to focus on risk.
•We are refining the financial close process so it executes with the appropriate cadence and rigor to reduce the length of time it takes to close.
•We are standardizing processes and rationalizing and strengthening controls to mitigate significant risk, enhance control owner accountability and transparency to address deficiencies in a holistic and timely manner.

These additional remediation efforts have begun and are expected to be completed in the subsequent quarters. After management’s remediation efforts are complete, subsequent testing will be required to conclude that a material weakness no longer exists. Our goal is to have enhanced control policies, procedures, and processes in place as promptly as practicable, however, we are not in a position to complete our remediation plan and concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 – “Commitments and Contingencies” to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2021 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2021, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	2,112,212	$39.10	2,112,212	$1,637,691,401
August 1, 2021 to August 31, 2021	—	$—	—	$1,637,691,401
September 1, 2021 to September 30, 2021	—	$—	—	$1,637,691,401

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
1.1
Underwriting Agreement, dated September 7, 2021, between DXC Technology Company and BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.1
Indenture, dated September 9, 2021, by and among DXC Capital Funding DAC, as issuer, DXC Technology Company and DXC Luxembourg International S.à r.l., as guarantors, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.2	Form of DXC Capital Funding DAC’s 0.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.3	Form of DXC Capital Funding DAC’s 0.950% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.4
Ninth Supplemental Indenture, dated September 9, 2021, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.5	Form of DXC Technology Company’s 1.800% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.6	Form of DXC Technology Company’s 2.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
10.1*	Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    * Filed herewith
    ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 3, 2021	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer