Form 10-Q
period 2021-12-31
DXC Technology Co
filed 2022-02-03
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No.: 001-38033

DXC TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1800317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20408 Bashan Drive, Suite 231
Ashburn, Virginia 20147
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (703) 245-9700

1775 Tysons Boulevard
Tysons, Virginia 22102
(Former name, former address and former fiscal year, if changed since last report)

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
       ☐ Yes  ☒   No

244,477,871 shares of common stock, par value $0.01 per share, were outstanding on January 31, 2022.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenues	$4,089	$4,288	$12,257	$13,344

Costs of services (excludes depreciation and amortization and restructuring costs)	3,179	3,333	9,522	10,525
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	340	517	1,093	1,595
Depreciation and amortization	424	475	1,294	1,492
Restructuring costs	36	104	248	441
Interest expense	38	82	161	284
Interest income	(15)	(28)	(51)	(76)
Debt extinguishment costs	2	—	311	—
(Gain) loss on disposition of businesses	4	(2,046)	(373)	(2,046)
Other income, net	(85)	(127)	(290)	(318)
Total costs and expenses	3,923	2,310	11,915	11,897

Income before income taxes	166	1,978	342	1,447
Income tax expense	64	875	145	789
Net income	102	1,103	197	658
Less: net income attributable to non-controlling interest, net of tax	4	5	9	9
Net income attributable to DXC common stockholders	$98	$1,098	$188	$649

Income per common share:
Basic	$0.39	$4.32	$0.74	$2.55
Diluted	$0.38	$4.29	$0.73	$2.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$102	$1,103	$197	$658
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	99	170	(75)	200
Cash flow hedges adjustments, net of tax (2)	1	—	9	18
Available-for-sale securities, net of tax (3)	—	(11)	—	(6)
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	—	(1)	—	(1)
Amortization of prior service cost, net of tax (5)	(2)	(2)	(6)	(12)
Pension and other post-retirement benefit plans, net of tax	(2)	(3)	(6)	(13)
Other comprehensive income (loss), net of taxes	98	156	(72)	199
Comprehensive income	200	1,259	125	857
Less: comprehensive income attributable to non-controlling interest	5	6	20	12
Comprehensive income attributable to DXC common stockholders	$195	$1,253	$105	$845

(1) Tax benefit related to foreign currency translation adjustments was $3 and $2 for the three and nine months ended December 31, 2021, respectively, and $9 and $31 for the three and nine months ended December 31, 2020, respectively.
(2) Tax expense related to cash flow hedge adjustments was $1 and $3 for the three and nine months ended December 31, 2021, respectively, and $0 and $6 for the three and nine months ended December 31, 2020, respectively.
(3) There was no tax benefit related to available-for-sale securities during the three and nine months ended December 31, 2021. Tax benefit related to available-for-sale securities was $4 for the three and nine months ended December 31, 2020.
(4) There was no tax benefit related to prior service costs during the three and nine months ended December 31, 2021 and December 31, 2020, respectively.
(5) There was no tax benefit related to amortization of prior service costs during the three and nine months ended December 31, 2021. Tax benefit related to amortization of prior service costs was $1 and $3 for the three and nine months ended December 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,919	$2,968
Receivables and contract assets, net of allowance of $78 and $91	3,670	4,156
Prepaid expenses	600	567
Other current assets	314	517
Total current assets	7,503	8,208
Intangible assets, net of accumulated amortization of $4,997 and $4,422	3,575	4,043
Operating right-of-use assets, net	1,122	1,366
Goodwill	629	641
Deferred income taxes, net	259	289
Property and equipment, net of accumulated depreciation of $4,062 and $4,121	2,555	2,946
Other assets	4,310	4,545
Total Assets	$19,953	$22,038
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$706	$1,167
Accounts payable	759	914
Accrued payroll and related costs	563	698
Current operating lease liabilities	386	418
Accrued expenses and other current liabilities	3,111	3,476
Deferred revenue and advance contract payments	1,001	1,079
Income taxes payable	202	398
Total current liabilities	6,728	8,150
Long-term debt, net of current maturities	4,236	4,345
Non-current deferred revenue	882	622
Non-current operating lease liabilities	805	1,038
Non-current income tax liabilities and deferred tax liabilities	779	854
Other long-term liabilities	1,436	1,721
Total Liabilities	14,866	16,730
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2021 and March 31, 2021	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 248,356,181 issued as of December 31, 2021 and 257,052,533 issued as of March 31, 2021	3	3
Additional paid-in capital	10,383	10,761
Accumulated deficit	(5,058)	(5,331)
Accumulated other comprehensive loss	(385)	(302)
Treasury stock, at cost, 2,807,321 and 2,458,027 shares as of December 31, 2021 and March 31, 2021	(171)	(158)
Total DXC stockholders’ equity	4,772	4,973
Non-controlling interest in subsidiaries	315	335
Total Equity	5,087	5,308
Total Liabilities and Equity	$19,953	$22,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$197	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,309	1,506
Operating right-of-use expense	371	463
Pension & other post-employment benefits, actuarial & settlement losses	7	2
Share-based compensation	77	42
Deferred taxes	17	(319)
Gain on dispositions	(402)	(2,023)
Provision for losses on accounts receivable	1	52
Unrealized foreign currency exchange gain	(20)	(60)
Impairment losses and contract write-offs	21	68
Debt extinguishment costs	311	—
Other non-cash charges, net	1	(2)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	386	88
Decrease in operating lease liability	(371)	(463)
(Decrease) increase in other liabilities	(675)	392
Net cash provided by operating activities	1,230	404

Cash flows from investing activities:
Purchases of property and equipment	(217)	(215)
Payments for transition and transformation contract costs	(152)	(189)
Software purchased and developed	(211)	(209)
Payments for acquisitions, net of cash acquired	—	(10)
Business dispositions	519	4,942
Cash collections related to deferred purchase price receivable	—	159
Proceeds from sale of assets	95	27
Short-term investing	24	—
Other investing activities, net	35	(5)
Net cash provided by investing activities	93	4,500

Cash flows from financing activities:
Borrowings of commercial paper	840	854
Repayments of commercial paper	(821)	(1,327)
Borrowings under lines of credit	—	2,500
Repayment of borrowings under lines of credit	—	(4,000)
Borrowings on long-term debt	19	—
Principal payments on long-term debt	(2,872)	(2,926)
Payments on finance leases and borrowings for asset financing	(855)	(694)
Proceeds from bond issuance	2,918	993
Proceeds from stock options and other common stock transactions	12	1
Taxes paid related to net share settlements of share-based compensation awards	(15)	(5)
Payments for debt extinguishment costs	(344)	—
Repurchase of common stock and advance payment for accelerated share repurchase	(352)	—
Dividend payments	—	(53)
Other financing activities, net	10	(14)
Net cash used in financing activities	(1,460)	(4,671)
Effect of exchange rate changes on cash and cash equivalents	25	20
Net (decrease) increase in cash and cash equivalents including cash classified within current assets held for sale	(112)	253
Cash classified within current assets held for sale	63	(13)
Net (decrease) increase in cash and cash equivalents	(49)	240
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at end of period	$2,919	$3,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083
Net income				98			98	4	102
Other comprehensive income					97		97	1	98
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(6,756)		(286)	73			(213)		(213)
Stock option exercises and other common stock transactions	109						—		—
Non-controlling interest distributions and other				(4)			(4)	(1)	(5)
Balance at December 31, 2021	248,356	$3	$10,383	$(5,058)	$(385)	$(171)	$4,772	$315	$5,087

	Three Months Ended December 31, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2020	256,522	$3	$10,746	$(5,631)	$(562)	$(155)	$4,401	$350	$4,751
Net income				1,098			1,098	5	1,103
Other comprehensive income					155		155	1	156
Share-based compensation expense			1				1		1
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	279		1				1		1
Non-controlling interest distributions and other							—	(16)	(16)
Balance at December 31, 2020	256,801	$3	$10,748	$(4,533)	$(407)	$(156)	$5,655	$340	$5,995

	Nine Months Ended December 31, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				188			188	9	197
Other comprehensive loss					(83)		(83)	11	(72)
Share-based compensation expense			63				63		63
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(10,618)		(449)	86			(363)		(363)
Stock option exercises and other common stock transactions	1,921		11				11		11
Non-controlling interest distributions and other			(3)	(1)			(4)	(40)	(44)
Balance at December 31, 2021	248,356	$3	$10,383	$(5,058)	$(385)	$(171)	$4,772	$315	$5,087

	Nine Months Ended December 31, 2020
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net income				649			649	9	658
Other comprehensive income					196		196	3	199
Share-based compensation expense			33				33		33
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	1,127		1				1		1
Non-controlling interest distributions and other				(1)			(1)	(16)	(17)
Balance at December 31, 2020	256,801	$3	$10,748	$(4,533)	$(407)	$(156)	$5,655	$340	$5,995

    (1) 2,807,321 treasury shares as of December 31, 2021.

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
HHS Sale

On October 1, 2020, DXC completed the sale of its U.S. State and Local Health and Human Services business (“HHS” or the “HHS Business”) to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas Capital”) to form Gainwell Technologies. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business together with future services to be provided by the Company for a total enterprise value of $5 billion, subject to net working capital adjustments and assumed liabilities. See Note 4 – “Divestitures” for further information.

FDB Sale

During the third quarter of fiscal 2022, a subsidiary of DXC entered into a purchase agreement to sell (the "FDB Sale") its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €300 million (approximately $340 million), subject to certain adjustments. The closing of the transaction is subject to certain conditions, including receipt of certain regulatory consents. At December 31, 2021, FDB held approximately $670 million in cash which primarily related to customer deposit liabilities.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive Income as the “statements of comprehensive income,” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations, and comprehensive income attributable to non-controlling interests is presented separately in the statements of comprehensive income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the ongoing coronavirus disease 2019 (“COVID-19”) crisis, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to the COVID-19 crisis and may change materially in future periods. Estimates are used for, but are not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Recent Accounting Pronouncements

During the nine months ended December 31, 2021, DXC adopted the following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board:

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

Note 3 – Acquisitions

Fiscal 2021 Acquisitions

AXA Bank Germany Acquisition

On January 1, 2021, DXC completed the acquisition of AXA Bank Germany (“AXA Bank”), a German retail bank, from AXA Group for the total consideration of $101 million. In connection with its acquisition of AXA Bank, DXC received cash of $294 million which included customer deposit liabilities totaling $197 million. DXC recorded goodwill associated with the acquisition of AXA Bank totaling $2 million. The AXA bank has been consolidated within FDB and will be part of the FDB sale previously disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Divestitures

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for €468 million (approximately $551 million), which includes €10 million (approximately $12 million) related to future services to be provided by the Company. The sale proceeds were used to repay the remainder of two series of 4.45% senior notes due fiscal 2023 for $154 million and $165 million. The HPS Sale resulted in a pre-tax gain on sale of $337 million, net of closing costs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 5 – Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income attributable to DXC common shareholders:	$98	$1,098	$188	$649

Common share information:
Weighted average common shares outstanding for basic EPS	250.27	254.32	252.44	254.03
Dilutive effect of stock options and equity awards	4.55	1.43	5.15	1.17
Weighted average common shares outstanding for diluted EPS	254.82	255.75	257.59	255.20

Earnings per share:
Basic	$0.39	$4.32	$0.74	$2.55
Diluted	$0.38	$4.29	$0.73	$2.54

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Stock Options	507,424	1,519,611	518,052	1,582,568
Restricted Stock Units	112,314	1,418,752	204,459	1,628,968
Performance Stock Units	1,937,752	836,866	1,089,869	723,754

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Receivables

Allowance for Doubtful Accounts

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in allowances against trade accounts receivables:

	As of
(in millions)	December 31, 2021	March 31, 2021
Beginning balance	$91	$74
Impact of adoption of the Credit Loss Standard	—	4
Provisions for expected credit losses	1	53
Other adjustments to allowance and write-off’s	(14)	(40)
Ending balance	$78	$91

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented, or otherwise modified as of December 31, 2021, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of December 31, 2021. Under the Receivables Facility, certain of the Company’s subsidiaries (the “Sellers”) sell accounts receivable to DXC Receivables LLC (“Receivables SPV”), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled monthly.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 31, 2021, the total availability under the Receivables Facility was $400 million, and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet. The Receivables Facility is scheduled to terminate on July 29, 2022, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV’s sale of receivables under the Receivables Facility for general corporate purposes.

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

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	As of December 31, 2020
Beginning balance, as of April 1, 2020	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

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

Operating Leases

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating lease cost	$117	$156	$371	$463
Short-term lease cost	9	14	32	40
Variable lease cost	17	17	50	40
Sublease income	(1)	(10)	(27)	(32)
Total operating costs	$142	$177	$426	$511

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$371	$463
ROU assets obtained in exchange for operating lease liabilities(1)	$130	$449

(1) Net of $792 million and $529 million in lease modifications and terminations during the first nine months of fiscal 2022 and 2021, respectively. See Note 19 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2021	March 31, 2021
ROU operating lease assets	Operating right-of-use assets, net	$1,122	$1,366

Operating lease liabilities	Current operating lease liabilities	$386	$418
Operating lease liabilities	Non-current operating lease liabilities	805	1,038
Total operating lease liabilities		$1,191	$1,456

The weighted-average operating lease term was 4.5 years and 4.9 years as of December 31, 2021 and March 31, 2021, respectively. The weighted-average operating lease discount rate was 3.3% and 3.8% as of December 31, 2021 and March 31, 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for operating leases as of December 31, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Operating lease payments	$112	$380	$282	$205	$118	$198	$1,295
Less: imputed interest							(104)
Total operating lease liabilities							$1,191

Finance Leases

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Amortization of right-of-use assets	$85	$107	$271	$322
Interest on lease liabilities	6	10	22	35
Total finance lease cost	$91	$117	$293	$357

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020
Interest paid for finance lease liabilities – Operating cash flows	$22	$35
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	403	430
Total cash paid in the measurement of finance lease obligations	$425	$465

Capital expenditures through finance lease obligations(1)	$180	$277

(1) See Note 19 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		As of
(in millions)	Balance Sheet Line Item	December 31, 2021	March 31, 2021
ROU finance lease assets	Property and Equipment, net	$713	$834

Finance lease	Short-term debt and current maturities of long-term debt	$304	$398
Finance lease	Long-term debt, net of current maturities	367	496
Total finance lease liabilities(1)		$671	$894

(1) See Note 12 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.7 years and 2.6 years as of December 31, 2021 and March 31, 2021, respectively. The weighted-average finance lease discount rate was 3.0% and 3.6% as of December 31, 2021 and March 31, 2021, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of December 31, 2021:

	Fiscal Year
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Finance lease payments	$87	$292	$180	$92	$38	$8	$697
Less: imputed interest							(26)
Total finance lease liabilities							$671

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

	Fair Value Hierarchy
(in millions)	December 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$14	$14	$—	$—
Time deposits(1)	63	63	—	—
Other securities(2)	55	—	53	2
Total assets	$132	$77	$53	$2

Liabilities:
Contingent consideration	$13	$—	$—	$13
Total liabilities	$13	$—	$—	$13

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	March 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$12	$12	$—	$—
Time deposits(1)	78	78	—	—
Other securities(2)	57	—	55	2
Total assets	$147	$90	$55	$2

Liabilities:
Contingent consideration	$27	$—	$—	$27
Total liabilities	$27	$—	$—	$27

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $55 million and $57 million, and losses of $2 million and $2 million, as of December 31, 2021 and March 31, 2021, respectively, included in other income, net in the Company’s statements of operations.

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

The Company estimates the fair value of its long-term debt, primarily by using quoted prices obtained from third-party providers such as Bloomberg, and by using an expected present value technique that is based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $4.0 billion and $4.7 billion as of December 31, 2021 and March 31, 2021, respectively, compared with carrying value of $4.0 billion and $4.4 billion as of December 31, 2021 and March 31, 2021, respectively. Long-term debt, excluding finance lease liabilities, is classified as Level 1 or Level 2 within the fair value hierarchy.

Non-financial assets such as goodwill, tangible assets, intangible assets, and other contract related long-lived assets are recorded at fair value in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The fair value measurements in such instances would be classified as Level 3 within the fair value hierarchy. There were no significant impairments recorded during the nine months ended December 31, 2021.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2021 and March 31, 2021 were $740 million and $546 million, respectively. As of December 31, 2021, the related forecasted transactions extend through March 2024.

For the three and nine months ended December 31, 2021 and December 31, 2020, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and nine months ended December 31, 2021 and December 31, 2020, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2021, $12 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss, is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive income (loss) and income

During the three and nine months ended December 31, 2021, the pre-tax gain on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $5 million and $15 million, respectively, and the gain from operations was $2 million and $3 million, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of December 31, 2021 and March 31, 2021 were $1.5 billion and $2.1 billion, respectively.

The following table presents the pre-tax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended		For the Nine Months Ended
(in millions)	Statement of Operations Line Item	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Other expense (income), net	$(9)	$16	$39	$74

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	December 31, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$17	$9

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$10	$3

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	December 31, 2021	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1	$5

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$3

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2021, there were nine counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $19 million.

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

As of December 31, 2021, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2021, the pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $5 million and $11 million. As of March 31, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,129	$3,013	$1,116
Customer related intangible assets	4,173	1,910	2,263
Other intangible assets	270	74	196
Total intangible assets	$8,572	$4,997	$3,575

	As of March 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,014	$2,733	$1,281
Customer related intangible assets	4,212	1,641	2,571
Other intangible assets	239	48	191
Total intangible assets	$8,465	$4,422	$4,043

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Intangible asset amortization	$212	$224	$649	$735
Transition and transformation contract cost amortization(1)	56	66	166	194
Total amortization expense	$268	$290	$815	$929

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of December 31, 2021 is as follows:

Fiscal Year	(in millions)
Remainder of 2022	$248
2023	$774
2024	$674
2025	$559
2026	$515

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2021.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,131	$5,066	$10,197
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2021, net	$641	$—	$641

Foreign currency translation	(12)	—	(12)

Goodwill, gross	5,119	5,066	10,185
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of December 31, 2021, net	$629	$—	$629

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

As of December 31, 2021, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of December 31, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt
Commercial paper(1)	(0.38)% - (0.15)%	2022 - 2023	$222	$213
Current maturities of long-term debt	Various	2022 - 2023	180	556
Current maturities of finance lease liabilities	0.25% - 12.60%	2022 - 2023	304	398
Short-term debt and current maturities of long-term debt			$706	$1,167

Long-term debt, net of current maturities
€750 million Senior notes	0.45%	2028	$847	$—
€600 million Senior notes	0.95%	2032	676	—
$700 million Senior notes	1.80%	2027	694	—
$650 million Senior notes	2.375%	2029	644	—
EUR term loan	0.80%	2023 - 2024	—	469
$274 million Senior notes	4.45%	2023	—	154
$171 million Senior notes	4.45%	2023	—	165
$500 million Senior notes	4.25%	2025	—	504
$500 million Senior notes	4.125%	2026	—	496
£250 million Senior notes	2.75%	2025	—	343
€650 million Senior notes	1.75%	2026	736	760
$500 million Senior notes	4.75%	2028	—	506
$234 million Senior notes	7.45%	2030	—	268
Finance lease liabilities	0.25% - 12.60%	2022 - 2027	671	894
Borrowings for assets acquired under long-term financing	0.00% - 6.78%	2022 - 2027	385	672
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2022 - 2023	4	5
Long-term debt			4,720	5,299
Less: current maturities			484	954
Long-term debt, net of current maturities			$4,236	$4,345

(1)At DXC’s option, DXC can borrow up to a maximum of €1 billion.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Senior Notes and Term Loans

During the first quarter of fiscal 2022, the Company used the proceeds from the sale of its HPS business to complete the redemption of the remaining $319 million of the two series of 4.45% senior notes due fiscal 2023. The Company also repurchased $33 million of its 4.125% senior notes due fiscal 2026 using the proceeds from the divestitures of other insignificant businesses and existing cash on hand and the remainder of these notes were subsequently redeemed in full.

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

Note 13 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
United States	$1,168	$1,290	$3,570	$4,665
United Kingdom	578	607	1,749	1,759
Other Europe	1,319	1,335	3,878	3,784
Australia	376	377	1,172	1,128
Other International	648	679	1,888	2,008
Total Revenues	$4,089	$4,288	$12,257	$13,344

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 – “Segment Information” for the Company’s segment disclosures.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that have not materialized and adjustments for currency. As of December 31, 2021, approximately $22 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 14% of these remaining performance obligations in fiscal 2022, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	December 31, 2021	March 31, 2021
Trade receivables, net	$2,536	$2,871
Contract assets	$369	$351
Contract liabilities	$1,883	$1,701

Change in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020(1)
Balance, beginning of period	$1,701	$1,756
Deferred revenue	2,287	2,111
Recognition of deferred revenue	(2,032)	(2,137)
Currency translation adjustment	(22)	146
Other(1)	(51)	(108)
Balance, end of period	$1,883	$1,768

(1)Other included $54 million of contract liabilities related to the divested HHS business discussed in Note 4 - “Divestitures” and contract liabilities reclassified to assets held for sale.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 – Restructuring Costs

The Company recorded restructuring costs of $36 million and $104 million, net of reversals, for the three months ended December 31, 2021 and December 31, 2020, respectively. For the nine months ended December 31, 2021 and December 31, 2020, the Company recorded restructuring costs of $248 million and $441 million, net of reversals, respectively. The costs recorded during the three and nine months ended December 31, 2021 were largely a result of the Fiscal 2022 Plan (defined below).

The composition of restructuring liabilities by financial statement line item is as follows:

As of
(in millions)	December 31, 2021
Accrued expenses and other current liabilities	$143
Other long-term liabilities	44
Total	$187

Summary of Restructuring Plans

Fiscal 2022 Plan

During fiscal 2022, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2022 Plan”). Also included in restructuring costs for the nine months ended December 31, 2021 is $12 million related to amortization of right-of-use assets and interest expense for leased facilities that we have vacated but that are being actively marketed for sublease, or we are in negotiations with the landlord to potentially terminate or modify those leases.

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2021 Plan”). The Fiscal 2021 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2021 Plan total $544 million, comprising $501 million in employee severance and $43 million of facilities costs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2021	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of December 31, 2021
Fiscal 2022 Plan
Workforce Reductions	$—	$181	$2	$(91)	$(3)	$89
Facilities Costs	—	65	(42)	(20)	2	5
	—	246	(40)	(111)	(1)	94
Fiscal 2021 Plan
Workforce Reductions	180	—	—	(127)	(2)	51
Facilities Costs	3	6	(6)	(1)	(1)	1
	183	6	(6)	(128)	(3)	52
Fiscal 2020 Plan
Workforce Reductions	27	(1)	—	(14)	(1)	11
Facilities Costs	—	—	—	—	—	—
	27	(1)	—	(14)	(1)	11
Other Prior Year Plans
Workforce Reductions	19	1	—	(15)	1	6
Facilities Costs	6	—	—	(4)	—	2
	25	1	—	(19)	1	8
Acquired Liabilities
Workforce Reductions	34	(4)	—	(6)	(2)	22
Facilities Costs	1	—	—	(1)	—	—
	35	(4)	—	(7)	(2)	22
Total	$270	$248	$(46)	$(279)	$(6)	$187

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

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Service cost	$22	$23	$67	$68
Interest cost	50	62	153	181
Expected return on assets	(139)	(163)	(432)	(477)
Amortization of prior service costs	(2)	(2)	(6)	(6)
Contractual termination benefit	(3)	—	(2)	3
Curtailment gain	—	—	—	(9)
Recognition of actuarial loss	7	—	7	11
Net periodic pension income	$(65)	$(80)	$(213)	$(229)

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

The DXC DCP covers eligible employees who participated in CSC’s Deferred Compensation Plan prior to the HPES Merger. The ES DCP covers eligible employees who participated in the HPE Executive Deferred Compensation Plan prior to the HPES Merger. Both plans allow participating employees to defer the receipt of current compensation to a future distribution date or event, above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan and the DXC Technology Matched Asset Plan. Neither plan provides for employer contributions. Starting on April 3, 2017, the ES DCP no longer admits new participants.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability, which is included in other long-term liabilities in the Company’s balance sheets, amounted to $41 million as of December 31, 2021 and $42 million as of March 31, 2021.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Income Taxes

The Company’s effective tax rate (“ETR”) was 38.6% and 44.2% for the three months ended December 31, 2021 and December 31, 2020, respectively, and 42.4% and 54.5% for the nine months ended December 31, 2021 and December 31, 2020, respectively. For the three months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, an increase in unrecognized tax benefits primarily related to deductions taken in prior tax returns and tax rate changes in non-U.S. jurisdictions. For the nine months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and recording a valuation allowance on certain deferred tax assets in non-U.S. jurisdictions. For the three and nine months ended December 31, 2020, the primary drivers of the ETR were the gain on sale of HHS Business, global mix of income and foreign tax credits.

The majority of our global unremitted foreign earnings have been taxed in the U.S. or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following foreign earnings are considered indefinitely reinvested: approximately $504 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its strategic objectives and future cash needs.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded $34 million of tax indemnification receivable related to uncertain tax positions, $68 million of tax indemnification receivable related to other tax payables and $123 million of tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Peraton (formerly Perspecta Inc). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Peraton is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Peraton primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Peraton related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Peraton of $74 million related to other tax payables and a tax indemnification payable to Peraton of $29 million related to income tax and other tax receivables.

In connection with the sale of HPS business, the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of HPS business.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the IRS Office of Appeals or Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of $456 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions in Tax Court with respect to fiscal 2010, 2011 and 2013. We expect to file timely petitions in Tax Court for fiscal 2009 by the fourth quarter of fiscal 2022. We do not expect the Tax Court matters to be resolved in the next 12 months.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2010 to April 30, 2022, for fiscal years 2014 through fiscal 2017 to October 31, 2022, and for the tax year ended October 31, 2017 to September 30, 2022. The statute of limitations on assessments for fiscal years 2011 through 2013 has expired. However, as previously noted, fiscal years 2011 and 2013 are in Tax Court and consequently these years will remain open until the Tax Court proceedings have concluded.

The Company expects to reach resolution with regard to disagreed items for fiscal years 2009 through 2013 no earlier than fiscal 2025, and to reach resolution for fiscal years 2014 through 2017, within 12 months.

The Company may settle certain other tax examinations or have lapses in statutes of limitations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more-likely-than-not standard if such positions are not upheld or pay lower amounts than previously estimated and accrued. In the third quarter of fiscal 2022, the Company’s liability for uncertain tax positions increased by $19 million (excluding interest and penalties and related tax attributes) primarily related to deductions taken in prior tax years. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of $46 million, excluding interest, penalties, and tax carry-forwards.

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

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during the nine months ended December 31, 2020. The details of shares repurchased during the nine months ended December 31, 2021 are shown below:

	Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	1,750,000	$38.52	$67
2nd Quarter	2,112,212	$39.10	83
3rd Quarter	6,755,555	$31.48	213
Total	10,617,767	$34.15	$363

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive income before reclassifications	—	12	—	12
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	(3)	(6)	(95)
Balance at December 31, 2021	$(640)	$8	$247	$(385)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 4 – “Divestitures” for additional information.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Other comprehensive income (loss) before reclassifications	197	12	(6)	—	203
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	—	(13)	(7)
Balance at December 31, 2020	$(654)	$(2)	$3	$246	$(407)

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

The DXC Share Purchase Plan allows DXC’s employees located in the United Kingdom to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 7,437 and 21,619 shares purchased under this plan during the three and nine months ended December 31, 2021.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of December 31, 2021
	Reserved for Issuance	Available for Future Grants
DXC Employee Equity Plan	51,200,000	31,106,625
DXC Director Equity Plan	745,000	361,651
DXC Share Purchase Plan	250,000	133,689
Total	52,195,000	31,601,965

Stock Options

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(450,347)	$24.12		$6
Canceled/Forfeited	—	$—
Expired	(52,413)	$36.33
Outstanding as of December 31, 2021	1,172,820	$32.59	3.16	$5

Vested and exercisable as of December 31, 2021	1,172,820	$32.59	3.16	$5

Restricted Stock

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	8,326,220	$28.98	184,660	$28.42
Granted	2,922,936	$51.19	74,300	$35.18
Settled	(1,848,242)	$33.47	(102,238)	$21.43
Canceled/Forfeited	(1,366,605)	$36.32	—	$—
Outstanding as of December 31, 2021	8,034,309	$35.83	156,722	$36.18

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Total share-based compensation cost	$26	$6	$77	$42
Related income tax benefit	$4	$2	$11	$7
Total intrinsic value of options exercised	$—	$—	$6	$—
Tax benefits from exercised stock options and awards	$—	$1	$15	$5

As of December 31, 2021, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $182 million. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.98 years.

Note 19 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020
Cash paid for:
Interest	$177	$262
Taxes on income, net of refunds (1)	$326	$159

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$130	$449
Prepaid assets acquired under long-term financing	$111	$46
Investing:
Capital expenditures in accounts payable and accrued expenses	$60	$16
Capital expenditures through finance lease obligations	$180	$277
Assets acquired under long-term financing	$44	$26
Decrease in deferred purchase price receivable	$—	$(52)
Contingent consideration	$—	$2
Financing:
Shares repurchased but not settled in cash	$11	$—

(1) Income tax refunds were $46 million and $31 million for the nine months ended December 31, 2021 and December 31, 2020, respectively.
(2) Net of $792 million and $529 million in lease modifications and terminations during the first nine months of fiscal 2022 and 2021, respectively.

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
•Modern Workplace. Services to fit our customer’s employee, business and IT needs, from intelligent collaboration, modern device management, digital support services, Internet of Things (“IoT”) and mobility services, providing a consumer-like, digital experience.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Total
Three Months Ended December 31, 2021
Revenues	$1,946	$2,143	$4,089	$—	$4,089
Segment profit	$315	$102	$417	$(62)	$355
Depreciation and amortization(1)	$39	$252	$291	$27	$318

Three Months Ended December 31, 2020
Revenues	$1,921	$2,367	$4,288	$—	$4,288
Segment profit	$273	$88	$361	$(61)	$300
Depreciation and amortization(1)	$53	$281	$334	$27	$361

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Total
Nine Months Ended December 31, 2021
Revenues	$5,706	$6,551	$12,257	$—	$12,257
Segment profit	$885	$351	$1,236	$(203)	$1,033
Depreciation and amortization(1)	$130	$755	$885	$84	$969

Nine Months Ended December 31, 2020
Revenues	$6,337	$7,007	$13,344	$—	$13,344
Segment profit	$805	$147	$952	$(179)	$773
Depreciation and amortization(1)	$162	$839	$1,001	$77	$1,078

(1) Depreciation and amortization, as presented excludes amortization of acquired intangible assets of $106 million and $114 million for the three months ended December 31, 2021 and 2020, respectively, and $325 million and $414 million for the nine months ended December 31, 2021 and 2020, respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Profit
Total profit for reportable segments	$417	$361	1,236	$952
All other loss	(62)	(61)	(203)	(179)
Interest income	15	28	51	76
Interest expense	(38)	(82)	(161)	(284)
Restructuring costs	(36)	(104)	(248)	(441)
Transaction, separation and integration-related costs	(11)	(96)	(23)	(307)
Amortization of acquired intangible assets	(106)	(114)	(325)	(414)
Gains and (losses) on dispositions	(4)	2,046	343	2,046
Impairment losses	—	—	(10)	—
Debt extinguishment costs	(2)	—	(311)	—
Pension and OPEB actuarial and settlement losses	(7)	—	(7)	(2)
Income before income taxes	$166	$1,978	$342	$1,447
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 21 – Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication, and other service providers to obtain favorable pricing and terms for services, and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the
Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of December 31, 2021 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2022	$285
2023	968
2024	477
2025	258
2026	259
Thereafter	15
Total	$2,262

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

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 31, 2021:

(in millions)	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024 and Thereafter	Total
Surety bonds	$5	$60	$13	$78
Letters of credit	18	80	585	683
Stand-by letters of credit	10	72	23	105
Total	$33	$212	$621	$866

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2020, plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action. In November 2021, notice was sent to putative members of the ADEA collectives regarding participation in the case.

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

In January 2021, the District Court entered a scheduling order that provided for summary judgment briefing to be completed by May 2021 and a trial date in November 2021. In June 2021, the Court issued a decision denying HPE’s motion for summary judgment and granting Oracle’s motion for summary judgment on various HPE defenses. In November 2021, the court issued an order continuing the trial to May 2022.

In re DXC Technology Company Securities Litigation: On December 27, 2018, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and two of its current officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 8, 2018 to November 6, 2018. The Company moved to dismiss the claims in their entirety, and on June 2, 2020, the court granted the Company’s motion, dismissing all claims and entering judgment in the Company’s favor. On July 1, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. In September 2021, the Court of Appeals heard oral argument on the appeal. In December 2021, the Court of Appeals issued an order denying the plaintiffs’ appeal and affirming the District Court’s dismissal of the lawsuit.

In March 2019, three related shareholder derivative lawsuits were filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, against one of the Company’s current officers and a former officer as well as members of the Company’s board of directors, asserting claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. By agreement of the parties and order of the court, those lawsuits were consolidated on July 18, 2019, and stayed pending the outcome of the appeal of the Eastern District of Virginia matter. The appeal was denied in December 2021, and the parties subsequently filed a voluntary dismissal of this action without prejudice. This matter is now closed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. On September 16, 2019, a substantially similar purported class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, directors of the Company, and a former officer of the Company, among other defendants. On November 8, 2019, a third purported class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The third lawsuit was voluntarily dismissed by the plaintiff and re-filed in the Superior Court of the State of California, County of Santa Clara on November 26, 2019, and thereafter was consolidated with the earlier-filed action in the same court on December 10, 2019. The California lawsuits assert claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. Plaintiff in the federal action filed an amended complaint on January 8, 2020. The putative class of plaintiffs in these cases includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC. On July 15, 2020, the Superior Court of California, County of Santa Clara, denied the Company’s motion to stay the state court case but extended the Company’s deadline to seek dismissal of the state action, until after a decision on the Company’s motion to dismiss the federal action. The Company moved to dismiss the state action, and the court continued the motion until after the outcome of the federal action. Following the dismissal of the federal action in December 2021, the court in the state action has entered an order permitting additional briefing on the matter.

On July 27, 2020, the United States District Court for the Northern District of California granted the Company’s motion to dismiss the federal action. The Court’s order permitted plaintiffs to amend and refile their complaint within 60 days, and on September 25, 2020, the plaintiffs filed an amended complaint. On November 12, 2020, the Company filed a motion to dismiss the amended complaint, and on April 30, 2021, the Court granted the Company’s motion to dismiss the amended complaint, while granting plaintiffs leave to again amend and refile their complaint within 30 days. On June 1, 2021, the plaintiffs filed a third amended complaint, which the Company moved to dismiss. A hearing on the Company’s motion was held in October 2021, and in December 2021, the Court granted the Company’s motion to dismiss, this time with prejudice. Plaintiffs’ did not file a notice of appeal prior to the deadline to do so. The federal action is now closed.

On October 2, 2019, a shareholder derivative lawsuit was filed in the Eighth Judicial District Court of the State of Nevada, in and for Clark County, asserting various claims, including for breach of fiduciary duty and unjust enrichment, and challenging certain sales of securities by officers under Rule 10b5-1 plans. The shareholder filed this action after making a demand on the board of directors, alleging breaches of fiduciary duty, corporate waste and disclosure violations, and demanding that the Board take certain actions to evaluate the allegations and respond. The Company’s board of directors analyzed the demand, and has determined to defer its decision on the demand pending developments in the securities and derivative lawsuits described above. The Company moved to dismiss the complaint on the basis that the Board’s decision to defer action was not a refusal of the demand and was within its discretion. The Company’s motion to dismiss was denied on January 22, 2020. By agreement of the parties and order of the court, the case was stayed pending the outcome of the appeal in the Eastern District of Virginia matter. The appeal was denied in December 2021, and the shareholder subsequently filed a voluntary dismissal of this action with prejudice. This matter is now closed.
On March 31, 2020, a group of individual shareholders filed a complaint in the United States District Court for the Northern District of California, asserting non-class claims based on allegations substantially similar to those at issue in the earlier-filed putative class action complaints pending in the Northern District of California and Eastern District of Virginia. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Sections 11 and 15 of the Securities Act of 1933, as amended. On April 29, 2020, the court granted an administrative motion to relate the case with the earlier-filed putative class action pending in the Northern District of California. And on May 13, 2020, the parties filed a stipulation requesting to stay the case subject to resolution of the motions to dismiss in the Northern District of California and Eastern District of Virginia class actions. Following the dismissal with prejudice of the Northern District of California action and the denial of the plaintiffs appeal in the Eastern District of Virginia action, the plaintiffs in this action filed a voluntary dismissal with prejudice. This matter is now closed.

The Company believes that the remaining lawsuits described above are also without merit, and it intends to vigorously defend them.

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
•risks following the spin-off of our former U.S. Public Sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc., which was acquired by Peraton in May 2021; and
•the other factors described in Part I Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and subsequent SEC filings, including Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2022 and our financial condition as of December 31, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and first nine months of fiscal 2022 and fiscal 2021.

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

Results of Operations

The following table sets forth certain financial data for the third quarters and first nine months of fiscal 2022 and fiscal 2021:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues	$4,089	$4,288	$12,257	$13,344

Income, before income taxes	166	1,978	342	1,447
Income tax expense	64	875	145	789
Net income	$102	$1,103	$197	$658

Diluted earnings per share	$0.38	$4.29	$0.73	$2.54

Fiscal 2022 Third Quarter Highlights

Financial highlights for the third quarter and first nine months of fiscal 2022 include the following:

•Revenues for the third quarter and first nine months of fiscal 2022 were $4.1 billion and $12.3 billion, respectively, a decrease of 4.6% and 8.1%, respectively, as compared to the third quarter and first nine months of fiscal 2021. See "Revenues” caption below for additional information.
•Net income and diluted earnings per share for the third quarter of fiscal 2022 were $102 million and $0.38, respectively. Net income decreased by $1,001 million during the third quarter of fiscal 2022 as compared to the same period of prior fiscal year. The decrease was primarily due to the gain on disposition of the HHS business during the third quarter of fiscal 2021 and a reduction in revenue in the current period partially offset by cost optimization realized in the current period, lower costs after the dispositions of the HPS and HHS businesses, lower transaction, separation and integration-related costs, a reduction in restructuring activities, and decreases in depreciation and amortization. Net income included the cumulative impact of $137 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gains and losses on dispositions, debt extinguishment costs, pension and other post-retirement benefit ("OPEB") actuarial and settlement losses, and a tax adjustment. This compares with net income and diluted earnings per share of $1,103 million and $4.29, respectively, for the third quarter of fiscal 2021.
•Net income and diluted earnings per share for the first nine months of fiscal 2022 were $197 million and $0.73, respectively. Net income decreased by $461 million during the first nine months of fiscal 2022 as compared to the same period of prior fiscal year. In addition to the previously described activity for the third quarter of fiscal 2022, decreases in net income for the first nine months of fiscal 2022 also reflects higher debt extinguishment costs partially offset by the gain on disposition of the HPS business during the first quarter of fiscal 2022. Net income included the cumulative impact of $497 million, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gains on dispositions, impairment losses, debt extinguishment costs, pension and OPEB actuarial and settlement losses, and a tax adjustment. This compares with net income and diluted earnings per share of $658 million and $2.54, respectively, for the first nine months of fiscal 2021.
•Our cash and cash equivalents were $2.9 billion as of December 31, 2021.
•We generated $1,230 million of cash from operations during the first nine months of fiscal 2022, as compared to $404 million during the first nine months of fiscal 2021. See “Liquidity and Capital Resources” caption below for additional information.

Revenues

During the third quarter and first nine months of fiscal 2022 and fiscal 2021, the distribution of our revenues across geographies was as follows:

Three Months Ended December 31, 2021
1,500
1,250
1,000
750
500
250
0
$ (Millions)
United States
United Kingdom
Australia
Other Europe
Other International
Fiscal 2022
Fiscal 2021

Nine Months Ended December 31, 2021
$ (Millions)
5,000
4,000
3,000
2,000
1,000
0
United States
United Kingdom
Australia
Other Europe
Other International
Fiscal 2022
Fiscal 2021

	Three Months Ended
(in millions)	December 31, 2021	December 31, 2020	Change	Percentage Change
GBS	$1,946	$1,921	$25	1.3%
GIS	2,143	2,367	(224)	(9.5)%
Total Revenues	$4,089	$4,288	$(199)	(4.6)%

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	Change	Percentage Change
GBS	$5,706	$6,337	$(631)	(10.0)%
GIS	6,551	7,007	(456)	(6.5)%
Total Revenues	$12,257	$13,344	$(1,087)	(8.1)%

The decrease in revenues for the third quarter of fiscal 2022, compared with fiscal 2021 of the same period, reflects project completions, the dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022, and project terminations. The decrease in revenues was partially offset by additional services provided to new and existing customers, including revenues from software licenses, increased pass-through revenue associated with the resale of hardware and software, and increased run-rate project volumes. The decrease in revenues for first nine months of fiscal 2022 compared with fiscal 2021 of the same period, also reflects the disposition of the HHS business during the third quarter of fiscal 2021. Revenues for the third quarter included an unfavorable foreign currency exchange rate impact of 1.0% and a favorable foreign currency exchange rate impact of 2.1% for the first nine months of fiscal 2022. These impacts were primarily driven by the strengthening of the U.S. dollar against the Euro and Australian Dollar during the third quarter of fiscal 2022 and an overall weakening of the U.S. dollar against the British Pound, Canadian Dollar, and Australian Dollar for the first nine months of fiscal 2022.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

As a global company, approximately 71% of our revenues for the first nine months of fiscal 2022 were earned internationally. As a result, the comparison of revenues denominated in currencies other than the U.S. dollar, from period to period, is impacted by fluctuations in foreign currency exchange rates. Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. The table below summarizes our constant currency revenues:

	Three Months Ended
(in millions)	Constant Currency December 31, 2021	December 31, 2020	Change	Percentage Change
GBS	$1,971	$1,921	$50	2.6%
GIS	2,163	2,367	(204)	(8.6)%
Total	$4,134	$4,288	$(154)	(3.6)%

	Nine Months Ended
(in millions)	Constant Currency December 31, 2021	December 31, 2020	Change	Percentage Change
GBS	$5,606	$6,337	$(731)	(11.5)%
GIS	6,373	7,007	(634)	(9.0)%
Total	$11,979	$13,344	$(1,365)	(10.2)%

Global Business Services

Our GBS revenues were $1.9 billion in the third quarter and $5.7 billion in the first nine months of fiscal 2022, an increase of 1.3% for the third quarter and a decrease of 10.0% for the first nine months of fiscal 2022 as compared to the same periods in fiscal 2021. GBS revenue in constant currency increased by 2.6% in the third quarter and decreased 11.5% during the first nine months of fiscal 2022 as compared to the same periods in fiscal 2021. The increase in GBS revenues for the third quarter of fiscal 2022 was primarily due to an increase in run-rate project volumes and additional services provided to new and existing customers, including revenues from software licenses. The increase in revenue for the third quarter of fiscal 2022 was partially offset by the disposition of the HPS business at the beginning of the first quarter of fiscal 2022 and project completions. The decrease in GBS revenues for the first nine months of fiscal 2022 also reflects the disposition of the HHS business during the third quarter fiscal 2021.

For the third quarter and first nine months of fiscal 2022, GBS contract awards were $2.5 billion and $6.6 billion, respectively, as compared to $2.7 billion and $8.6 billion in the corresponding periods of fiscal 2021.

Global Infrastructure Services

Our GIS revenues were $2.1 billion in the third quarter and $6.6 billion in the first nine months of fiscal 2022, a decrease of 9.5% and 6.5%, respectively, compared to the same periods in fiscal 2021. GIS revenues in constant currency decreased by 8.6% and 9.0% in the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods in fiscal 2021. The decrease in GIS revenues for the third quarter of fiscal 2022 was primarily due to project completions, project terminations, and a decrease in run-rate project volumes. The decrease in GIS revenues was partially offset by increased pass-through revenue associated with the resale of hardware and software and additional services provided to new and existing customers. The decrease in GIS revenues for the first nine months of fiscal 2022 also reflects the dispositions of the HHS business during the third quarter fiscal 2021 and other insignificant businesses.

For the third quarter and first nine months of fiscal 2022, GIS contract awards were $2.5 billion and $6.7 billion, respectively, as compared to $2.2 billion and $6.5 billion in the corresponding periods of fiscal 2021.

Costs and Expenses

Our total costs and expenses are shown in the tables below:

	Three Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,179	$3,333	77.8%	77.8%	—
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	340	517	8.3	12.1	(3.8)
Depreciation and amortization	424	475	10.4	11.1	(0.7)
Restructuring costs	36	104	0.9	2.4	(1.5)
Interest expense	38	82	0.9	1.9	(1.0)
Interest income	(15)	(28)	(0.4)	(0.7)	0.3
Debt extinguishment costs	2	—	—	—	—
Loss (gain) on disposition of businesses	4	(2,046)	0.1	(47.7)	47.8
Other income, net	(85)	(127)	(2.1)	(3.0)	0.9
Total Costs and Expenses	$3,923	$2,310	95.9%	53.9%	42.0

	Nine Months Ended
	Amount		Percentage of Revenues		Percentage Point Change
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,522	$10,525	77.7%	78.9%	(1.2)
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,093	1,595	8.9	12.0	(3.1)
Depreciation and amortization	1,294	1,492	10.6	11.2	(0.6)
Restructuring costs	248	441	2.0	3.3	(1.3)
Interest expense	161	284	1.3	2.1	(0.8)
Interest income	(51)	(76)	(0.4)	(0.6)	0.2
Debt extinguishment costs	311	—	2.5	—	2.5
Gain on disposition of businesses	(373)	(2,046)	(3.0)	(15.3)	12.3
Other income, net	(290)	(318)	(2.4)	(2.4)	—
Total Costs and Expenses	$11,915	$11,897	97.2%	89.2%	8.0

The 42.0 and 8.0 percentage point increase in total costs and expenses as a percentage of revenue for the third quarter and first nine months of fiscal 2022 primarily reflects the gain on disposition of businesses resulting from the sale of the Company’s HHS business that occurred during the third quarter of fiscal 2021.

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), was $3.2 billion and $9.5 billion for the third quarter and first nine months of fiscal 2022, respectively. COS decreased by $154 million and $1,003 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The decrease in COS for the third quarter of fiscal 2022, compared with fiscal 2021 of the same period, primarily reflects cost optimization savings realized during fiscal 2022 and reduced costs resulting from the dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022. The decrease in COS for the first nine months of fiscal 2022 compared with fiscal 2021 of the same period, also reflects the disposition of the HHS business during the third quarter of fiscal 2021. COS as a percentage of revenues were consistent during the third quarter and decreased 1.2 points during the first nine months of fiscal 2022, as compared to the same period of the prior fiscal year. This point decrease was primarily driven by cost reductions exceeding the associated decline in revenue compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $340 million and $1,093 million for the third quarter and first nine months of fiscal 2022, respectively. SG&A decreased by $177 million and $502 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The decrease in SG&A for the third quarter of fiscal 2022, compared with fiscal 2021 of the same period, reflects lower transaction, separation and integration-related costs, cost optimization savings realized during fiscal 2022, and reduced costs resulting from the dispositions of the HPS business and other insignificant businesses during the first quarter of fiscal 2022. The decrease in SG&A for the first nine months of fiscal 2022 compared with fiscal 2021 of the same period, also reflects the disposition of the HHS business during the third quarter of fiscal 2021

Transaction, separation and integration-related costs of $11 million and $23 million were included in SG&A for the third quarter and first nine months of fiscal 2022, as compared to $96 million and $307 million for the comparable periods of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $156 million and $479 million for the third quarter and first nine months of fiscal 2022, respectively. Depreciation expense decreased by $29 million and $84 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The net decrease in depreciation expense for the third quarter of fiscal 2022 was primarily due to impairment of undeployed assets in the prior year and asset retirements. The net decrease in depreciation expense for the first nine months of fiscal 2022 was primarily due to asset useful life adjustments in the prior year, a reduction in assets due to impairment of undeployed assets in the prior year, and asset retirements.

Amortization expense was $268 million and $815 million for the third quarter and first nine months of fiscal 2022, respectively. Amortization expense decreased by $22 million and $114 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. The net decrease in amortization expense for the third quarter of fiscal 2022 was primarily due to asset retirements and a decline in amortization related to transition and transformation contract costs. The net decrease in amortization expense for the first nine months of fiscal 2022 was primarily due to a reduction in customer related intangibles related to the disposition of the HHS business at the beginning of the third quarter of fiscal 2021. See Note 4 – “Divestitures” for additional information.

Restructuring Costs

During fiscal 2022, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the third quarter and first nine months of fiscal 2022, restructuring costs, net of reversals, were $36 million and $248 million, respectively, as compared to $104 million and $441 million during the same periods of the prior fiscal year.

For an analysis of changes in our restructuring liabilities by restructuring plans, see Note 14 – “Restructuring Costs” to the financial statements.

Interest Expense and Interest Income

Interest expense was $38 million and $161 million for the third quarter and first nine months of fiscal 2022, respectively. Interest expense decreased by $44 million and $123 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to a reduction in bonds and term loans, decreased amounts drawn on our revolving credit facility, and decreases to finance leases and asset financing.

Interest income was $15 million and $51 million for the third quarter and first nine months of fiscal 2022, respectively. Interest income decreased by $13 million and $25 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily driven by lower income from our multicurrency cash pools and money market accounts as well as decreases in lease interest income.

Debt Extinguishment Costs

Debt extinguishment costs were $2 million and $311 million for the third quarter and first nine months of fiscal 2022, respectively. Debt extinguishment costs for the third quarter of fiscal 2022 include costs related to the decrease in our revolving credit facility limit from $4 billion to $3 billion.

Debt extinguishment costs for the first nine months of fiscal 2022 also includes activity from the first and second quarters of fiscal 2022 consisting of full redemption of our Euro-denominated term loan facility, two series of 4.45% senior notes due fiscal 2023, 4.25% senior notes due fiscal 2025, 2.75% senior notes due fiscal 2025, 4.125% senior notes due fiscal 2026, 4.750% senior notes due fiscal 2028, 7.45% senior notes due fiscal 2030, and extinguishment of debt associated with asset financing. There were no debt extinguishment costs recorded during the same period in fiscal 2021.

Gain on Disposition of Businesses

During the first quarter of fiscal 2022, DXC sold its HPS business for $551 million which resulted in an estimated pre-tax gain on sale of $337 million, net of closing costs for the first nine months of fiscal 2022. Insignificant businesses were also sold during the first quarter of fiscal 2022 that resulted in a gain of $49 million for the first nine months of fiscal 2022. This was partially offset by $13 million in sales price adjustments related to prior year dispositions for the first nine months of fiscal 2022, which resulted from changes in projected closing net working capital.

During the third quarter of fiscal 2021, DXC sold its U.S. State and Local Health and Human Services business for a total enterprise value of $5.0 billion and resulted in an estimated pre-tax gain on sale of $2,041 million, net of closing costs for both the third quarter and first nine months of fiscal 2021. Insignificant businesses were also sold during the third quarter of fiscal 2021 that resulted in a gain of $5 million. The gain on sale of the U.S. State and Local Health and Human Services business was adjusted during the fourth quarter of fiscal 2021 for $27 million.

Other Income, Net

Other income, net, comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

Other income was $85 million and $290 million for the third quarter and first nine months of fiscal 2022, respectively. Other income decreased by $42 million and $28 million during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to lower net gains on sales of operating and non-operating assets and a decrease in non-service components of net periodic pension income.

Taxes

Our effective tax rate (“ETR”) was 38.6% and 44.2% for the three months ended December 31, 2021 and December 31, 2020, respectively, and 42.4% and 54.5% for the nine months ended December 31, 2021 and December 31, 2020, respectively. For the three months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, an increase in unrecognized tax benefits primarily related to deductions taken in prior tax returns and tax rate changes in non-U.S. jurisdictions. For the nine months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and recording a valuation allowance on certain deferred tax assets in non-U.S. jurisdictions. For the three and nine months ended December 31, 2020, the primary drivers of the ETR were the gain on sale of HHS Business, global mix of income and foreign tax credits.

The United States Congress is currently working to enact a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to DXC. The IRS recently published final regulations for U.S. foreign tax credits that will be effective for future periods. The Company is currently assessing the impact of these regulations.

Earnings Per Share

Diluted EPS for the third quarter and first nine months of fiscal 2022 was $0.38 and $0.73, respectively. Diluted EPS decreased by $3.91 and $1.81 during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of the prior fiscal year. Decreases in diluted EPS were due to decreases in net income of $1,001 million and $461 million during the third quarter and first nine months of fiscal 2022, respectively, over the same periods in the prior fiscal year.

Diluted EPS for the third quarter of fiscal 2022 includes $0.13 per share of restructuring costs, $0.04 per share of transaction, separation and integration-related costs, $0.36 per share of amortization of acquired intangible assets, $0.02 per share of net losses on dispositions, $0.01 per share of debt extinguishment costs, $0.02 per share of pension and OPEB actuarial and settlement losses, and $(0.04) per share of tax adjustments relating to the net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

Diluted EPS for the first nine months of fiscal 2022 includes $0.78 per share of restructuring costs, $0.07 per share of transaction, separation and integration-related costs, $1.02 per share of amortization of acquired intangible assets, $(0.98) per share of net gains on dispositions, $0.03 per share of impairment losses, $0.92 per share of debt extinguishment costs, $0.02 per share of pension and OPEB actuarial and settlement losses, and $0.07 per share of tax adjustments relating to the net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

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

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2022 Third Quarter Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	December 31, 2021	December 31, 2020	Change	Percentage Change
Income before income taxes	$166	$1,978	$(1,812)	(91.6)%
Non-GAAP income before income taxes	$332	$246	$86	35.0%
Net income	$102	$1,103	$(1,001)	(90.8)%
Adjusted EBIT	$355	$300	$55	18.3%

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	Change	Percentage Change
Income before income taxes	$342	$1,447	$(1,105)	(76.4)%
Non-GAAP income before income taxes	$923	$565	$358	63.4%
Net income	$197	$658	$(461)	(70.1)%
Adjusted EBIT	$1,033	$773	$260	33.6%

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
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).(5)

(1) TSI-Related Costs include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential, acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for the third quarter of fiscal 2022 include $10 million of costs incurred in connection with activities related to acquisitions and divestitures; and $1 million of expenses related to integration projects from the HPES merger.

The TSI-Related costs for the first nine months of fiscal 2022 include $13 million of costs to execute the strategic alternatives; $4 million legal costs and ($14 million) credit towards Peraton Arbitration settlement, $5 million in expenses related to integration projects resulting from the HPES merger (including costs associated with continuing efforts to separate certain IT systems) and $15 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) Gains and losses on dispositions for the first nine months of fiscal 2022 include a $337 million gain on sale of the HPS business, gains of $19 million on other dispositions and ($13 million) of adjustments relating to the sale of the HHS business.

(3) Impairment losses on dispositions for the first nine months of fiscal 2022 includes a $10 million impairment charge of capitalized transition and transformation costs.

(4) Debt extinguishment costs adjustments for the third quarter of fiscal 2022 include $2 million related to the decrease in our revolving credit facility limit.

Debt extinguishment costs adjustments for the first nine months of fiscal 2022 reflects $2 million related to the decrease in our revolving credit facility limit, $18 million to fully redeem two series of our 4.45% senior notes due fiscal 2023, $7 million associated with asset financing, $1 million to fully redeem our Euro-denominated term loan facility, $41 million to fully redeem our 4.25% senior notes due fiscal 2025, $26 million to fully redeem our 2.75% senior notes due fiscal 2025, $58 million to fully redeem our 4.125% senior notes due fiscal 2026, $87 million to fully redeem our 4.750% senior notes due fiscal 2028, and $71 million to fully redeem our 7.45% senior notes due fiscal 2030.

(5) Tax adjustment for the first nine months of fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Debt Extinguishment Costs	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$166	$36	$11	$106	$4	$2	$7	$—	$332
Income tax expense	64	4	1	13	—	—	1	10	93
Net income	102	32	10	93	4	2	6	(10)	239
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$98	$32	$10	$93	$4	$2	$6	$(10)	$235

Effective Tax Rate	38.6%								28.0%

Basic EPS	$0.39	$0.13	$0.04	$0.37	$0.02	$0.01	$0.02	$(0.04)	$0.94
Diluted EPS	$0.38	$0.13	$0.04	$0.36	$0.02	$0.01	$0.02	$(0.04)	$0.92

Weighted average common shares outstanding for:
Basic EPS	250.27	250.27	250.27	250.27	250.27	250.27	250.27	250.27	250.27
Diluted EPS	254.82	254.82	254.82	254.82	254.82	254.82	254.82	254.82	254.82

	Nine Months Ended December 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Impairment Losses	Debt Extinguishment Costs	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$342	$248	$23	$325	$(343)	$10	$311	$7	$—	$923
Income tax expense	145	48	6	63	(91)	2	73	1	(18)	229
Net income	197	200	17	262	(252)	8	238	6	18	694
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	—	—	9
Net income attributable to DXC common stockholders	$188	$200	$17	$262	$(252)	$8	$238	$6	$18	$685

Effective Tax Rate	42.4%									24.8%

Basic EPS	$0.74	$0.79	$0.07	$1.04	$(1.00)	$0.03	$0.94	$0.02	$0.07	$2.71
Diluted EPS	$0.73	$0.78	$0.07	$1.02	$(0.98)	$0.03	$0.92	$0.02	$0.07	$2.66

Weighted average common shares outstanding for:
Basic EPS	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44
Diluted EPS	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59

	Three Months Ended December 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gain on Disposition of Businesses	Non-GAAP Results
Income before income taxes	$1,978	$104	$96	$114	(2,046)	$246
Income tax expense	875	11	16	26	(903)	25
Net income	1,103	93	80	88	(1,143)	221
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	5
Net income attributable to DXC common stockholders	$1,098	$93	$80	$88	$(1,143)	$216

Effective Tax Rate	44.2%					10.2%

Basic EPS	$4.32	$0.37	$0.31	$0.35	$(4.49)	$0.85
Diluted EPS	$4.29	$0.36	$0.31	$0.34	$(4.47)	$0.84

Weighted average common shares outstanding for:
Basic EPS	254.32	254.32	254.32	254.32	254.32	254.32
Diluted EPS	255.75	255.75	255.75	255.75	255.75	255.75

	Nine Months Ended December 31, 2020
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gain on Disposition of Businesses	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$1,447	$441	$307	$414	$(2,046)	$2	—	$565
Income tax expense	789	75	70	95	(903)	—	(2)	124
Net income	658	366	237	319	(1,143)	2	2	441
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	9
Net income attributable to DXC common stockholders	$649	$366	$237	$319	$(1,143)	$2	$2	$432

Effective Tax Rate	54.5%							21.9%

Basic EPS	$2.55	$1.44	$0.93	$1.26	$(4.50)	$0.01	$0.01	$1.70
Diluted EPS	$2.54	$1.43	$0.93	$1.25	$(4.48)	$0.01	$0.01	$1.69

Weighted average common shares outstanding for:
Basic EPS	254.03	254.03	254.03	254.03	254.03	254.03	254.03	254.03
Diluted EPS	255.20	255.20	255.20	255.20	255.20	255.20	255.20	255.20

Reconciliations of net income to EBIT and adjusted EBIT are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$102	$1,103	$197	$658
Income tax expense	64	875	145	789
Interest income	(15)	(28)	(51)	(76)
Interest expense	38	82	161	284
EBIT	189	2,032	452	1,655
Restructuring costs	36	104	248	441
Transaction, separation and integration-related costs	11	96	23	307
Amortization of acquired intangible assets	106	114	325	414
(Gains) and losses on dispositions	4	(2,046)	(343)	(2,046)
Impairment losses	—	—	10	—
Debt extinguishment costs	2	—	311	—
Pension and OPEB actuarial and settlement losses	7	—	7	2
Adjusted EBIT	$355	$300	$1,033	$773

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2021, our cash and cash equivalents (“cash”) were $2.9 billion, of which $1.5 billion was held outside of the U.S. As of March 31, 2021, our cash was $3.0 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.7 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.2 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2021	December 31, 2020	Change
Net cash provided by operating activities	$1,230	$404	$826
Net cash provided by investing activities	93	4,500	(4,407)
Net cash used in financing activities	(1,460)	(4,671)	3,211
Effect of exchange rate changes on cash and cash equivalents	25	20	5
Cash classified within current assets held for sale	63	(13)	76
Net (decrease) increase in cash and cash equivalents	(49)	240	$(289)
Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at the end of period	$2,919	$3,919

Operating cash flow

Net cash provided by operating activities during the first nine months of fiscal 2022 was $1,230 million as compared to $404 million during the comparable period of the prior fiscal year. The increase of $826 million was primarily due to an increase in net income, net of adjustments of $1,503 million, partially offset by a $677 million unfavorable change in working capital due to higher working capital outflows during the first nine months of fiscal 2022.

The following table contains certain key working capital metrics:

	Nine Months Ended
	December 31, 2021	December 31, 2020
Days of sales outstanding in accounts receivable	64	64
Days of purchases outstanding in accounts payable	(40)	(38)
Cash conversion cycle	24	26

Investing cash flow

Net cash provided by investing activities during the first nine months of fiscal 2022 was $93 million as compared to $4,500 million during the comparable period of the prior fiscal year. The decrease in net cash provided of $4,407 million was primarily due to a decrease in business dispositions of $4,423 million and a decrease in cash collections related to deferred purchase price receivables of $159 million. This was partially offset by an increase in proceeds from sale of assets of $68 million, a decrease in capital expenditures of $33 million, and proceeds from short-term investing of $24 million.

Financing cash flow

Net cash used in financing activities during the first nine months of fiscal 2022 was $1,460 million as compared to $4,671 million during the comparable period of the prior fiscal year. The $3,211 million decrease in cash used was primarily due to increased net borrowings on long-term debt of $1,998 million, and net draws on commercial paper of $492 million. In addition, net repayments totaling $1,500 million were made during fiscal 2021 on lines of credit that were not drawn against during fiscal 2022 and dividends of $53 million were paid in fiscal 2021, but not paid during fiscal 2022. This was partially offset by share repurchases of $352 million, payments for debt extinguishment costs of $344 million, and an increase in payments on capital leases and borrowings for asset financing of $161 million.

Capital Resources

See Note 21 – “Commitments and Contingencies” for a discussion of the general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2021	March 31, 2021
Short-term debt and current maturities of long-term debt	$706	$1,167
Long-term debt, net of current maturities	4,236	4,345
Total debt	$4,942	$5,512

The $0.6 billion decrease in total debt during the first nine months of fiscal 2022 was primarily attributed to the retirement of all the remaining $319 million of the 4.45% senior notes due fiscal 2023 using the proceeds from the sale of our HPS Business, and the repurchase of the $33 million of the 4.125% senior notes due fiscal 2026 during the first quarter of fiscal 2022. Approximately $500 million of net finance lease liabilities and borrowings for assets acquired under long-term financing were also repaid during the first nine months of fiscal 2022 using the proceeds from the divestitures of other businesses and existing cash on hand. The decrease was partially offset by the issuance of Euro and U.S. Dollar Senior Notes of which proceeds were used to repay term loans and senior notes as discussed below.

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

U.S. Dollar Senior Notes Issuance

During the second quarter of fiscal 2022, we issued (i) $700 million aggregate principal amount of our 1.80% senior notes due fiscal 2027, and (ii) $650 million aggregate principal amount of our 2.375% senior notes due fiscal 2029 (collectively, the “USD Notes”). The proceeds from the USD Notes were used for the repayment of our remaining 4.125% senior notes due fiscal 2026, our 4.75% senior notes due fiscal 2028 and our 7.45% senior notes due fiscal 2030.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2021 and March 31, 2021.

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

The following table summarizes our total liquidity:

As of
(in millions)	December 31, 2021
Cash and cash equivalents	$2,919
Available borrowings under our revolving credit facility	3,000
Total liquidity	$5,919

During November 2021 we amended our revolving credit facility to among other things, decrease available borrowings from $4.0 billion to $3.0 billion.

Share Repurchases

During the first quarter of fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during the third quarter of fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. This program became effective on April 3, 2017 with no end date established. During the nine months ended December 31, 2021, we repurchased 10,617,767 shares of our common stock at an aggregate cost of $363 million. See Note 17 – “Stockholders’ Equity” to the financial statements.

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

For our minimum purchase commitments as of December 31, 2021, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 21 – “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended December 31, 2021, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2021 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weakness in our internal control over financial reporting described below.

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

As a result, we have concluded that there is a reasonable possibility that a material misstatement to our Condensed Consolidated Financial Statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2021.

Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

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
•We have enhanced key enterprise controls including financial operations reviews, working capital reviews, balance sheet reviews and assessment and monitoring of non-routine accounting transactions.
•We have assessed relevant policies focusing on ownership and accountability and reviewed and implemented changes to thresholds to focus on risk.
•We have refined the financial close process so it executes with the appropriate cadence and rigor to reduce the length of time it takes to close.
•We are standardizing processes and rationalizing and strengthening controls to mitigate significant risk, enhance control owner accountability and transparency to address deficiencies in a holistic and timely manner.

While we have made meaningful progress on strengthening our internal controls, we have not fully tested all our remediation actions to verify the effectiveness of their design and operation and therefore concluded that our internal control over financial reporting is not designed or operating effectively as of the quarter ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 21 – “Commitments and Contingencies” to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended December 31, 2021 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2021, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	$1,637,691,401
November 1, 2021 to November 30, 2021	2,550,523	$31.95	2,550,523	$1,556,197,413
December 1, 2021 to December 31, 2021	4,205,032	$31.19	4,205,032	$1,425,052,423

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

DXC TECHNOLOGY COMPANY

Dated:	February 2, 2022	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer