Form 10-K
period 2022-03-31
DXC Technology Co
filed 2022-05-26
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022

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

Registrant's telephone number, including area code: (703) 245-9700

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $8,455,400,930.

230,683,660 shares of common stock, par value $0.01 per share, were outstanding as of May 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•the uncertainty of the magnitude, duration, geographic reach of the COVID-19 crisis, its impact on the global economy and the impact of current and potential travel restrictions, stay-at-home orders, vaccine mandates and economic restrictions implemented to address the crisis;
•our inability to succeed in our strategic objectives;
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
•our inability to compete in certain markets and expand our capacity in certain offshore locations and risks associated with such offshore locations such as Russia’s recent invasion of Ukraine;
•failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs;
•our indebtedness;
•the competitive pressures faced by our business;
•our inability to accurately estimate the cost of services, and the completion timeline of contracts;
•execution risks by us and our suppliers, customers, and partners;
•the risks associated with natural disasters;
•our inability to retain and hire key personnel and maintain relationships with key partners;
•the risks associated with prolonged periods of inflation;
•the risks associated with our international operations, such as risks related to currency exchange rates and Brexit (as defined below);
•our inability to comply with governmental regulations or the adoption of new laws or regulations, including social and environmental responsibility regulations, policies and provisions;
•our inability to achieve the expected benefits of our restructuring plans;
•inadvertent infringement of third-party intellectual property rights or our inability to protect our own intellectual property assets;
•our inability to procure third-party licenses required for the operation of our products and service offerings;
•risks associated with disruption of our supply chain;
•our inability to maintain effective internal control over financial reporting;
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
•our inability to succeed in our strategic transactions;
•changes in tax laws and any adverse impact on our effective tax rate;
•risks following the merger of Computer Sciences Corporation ("CSC") and Enterprise Services business of Hewlett Packard Enterprise Company's ("HPES") businesses, including anticipated tax treatment, unforeseen liabilities and future capital expenditures;
•risks following the spin-off of our former U.S. Public Sector business and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, "Perspecta"), which was acquired by Peraton in May 2021 ; and
•the other factors described under Item 1A. “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

DXC, a Nevada corporation, is a global IT services market leader. We provide mission-critical IT services that transform global businesses. We deliver excellence for our customers and colleagues around the world.

Our more than 130,000 people in approximately 70 countries are entrusted by our customers, nearly half of today’s Fortune 500 companies, to provide solutions across the Enterprise Technology Stack for new levels of performance, scale and competitiveness.

DXC was formed on April 1, 2017 by the merger of CSC and HPES (the "HPES Merger").

Transformation Journey

DXC's transformation journey focuses on building stronger relationships with customers, its people, and unlocking value across the Enterprise Technology Stack.

Key transformation journey priorities include:

•Inspire and Take Care of our Colleagues – Ensuring the health and safety of our people is a top priority, especially in the current environment

Continuing to bring in new technology, account and delivery talent across the world, and making investments that recognize and reward our people

•Focus on Customers – Strengthening our customer relationships and ensuring we are proactively delivering for customers

•Optimize Costs – Optimizing value to better serve our customers by eliminating confusion and complexity

•Seize the Market – Seizing the market opportunity by cross-selling and expanding what we do with our customers across the Enterprise Technology Stack

•Financial Foundation – Unlocking value by pursuing strategic alternatives, rationalizing our portfolio, and strengthening our balance sheet through creating a firm foundation that reflects our commitment to running a long-term sustainable business

The Company will continue to focus on execution of its transformation journey in the next fiscal year, with a continued focus on our people, revenue stabilization, cost optimization and winning in the market. The Company is continuing with its portfolio shaping efforts, making the right investments and divesting assets that the Company does not believe are well integrated with its enterprise technology stack and its strategic direction in order to better focus on its strategy.

Important Acquisitions and Divestitures

During the third quarter of fiscal 2022, a subsidiary of DXC entered into a purchase agreement to sell (the "FDB Sale") its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €300 million (approximately $335 million as of March 31, 2022), subject to certain adjustments. The closing of the transaction is subject to certain conditions, including receipt of certain regulatory consents. At March 31, 2022, FDB held approximately $572 million in cash which primarily related to customer deposit liabilities. The Company expects to complete the FDB Sale in fiscal 2023.

During the first quarter of fiscal 2022, DXC completed the sale of its healthcare provider software business (“HPS” or the “HPS Business”) to Dedalus Holding S.p.A. (“Dedalus”). The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HPS Business for €468 million (approximately $551 million), subject to certain adjustments.

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

Segments and Services

Our reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS").

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

•Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their transformation journeys. We provide software engineering, consulting, and data analytics solutions that enable businesses to run and manage their mission-critical functions, transform their operations, and develop new ways of doing business.
•Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership. We support customers across all industries, including public sector, insurance, banking and capital markets, and automotive.
•Business process services. We perform the integration and optimization of front and back office processes, as well as agile process automation. This helps companies to reduce cost and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers. GIS offerings include:

•Cloud and Security. We help customers rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and effectively manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.
•IT Outsourcing ("ITO"). Our ITO services help customers securely and cost-effectively run mission-critical systems and IT infrastructure. We manage and simplify our customers’ existing IT investments, reduce the costs to run them and provide a path for customers to move portions of their IT estates to the cloud to drive innovation and additional savings.
•Modern Workplace. We provide services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, and mobility services. Our focus on the employee experience provides a consumer-like, digital experience that fits the needs of today's professional.

See Note 20 - "Segment and Geographic Information" for additional information related to our reportable segments, including the disclosure of segment revenues, segment profit, and financial information by geographic area.

Sales and Marketing

We market and sell our services to customers through our direct sales force, which operates out of various locations around the world. Our customers include commercial businesses of many sizes and across many industries, as well as public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2022, fiscal 2021, or fiscal 2020.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our solutions, services and products occasionally experience weak economic conditions that may negatively affect sales. We also experience some seasonal trends in the sale of our services. For example, contract awards and certain revenue are often tied to the timing of our customers' fiscal year-ends, and we also experience seasonality related to our own fiscal year-end selling activities.

Competition

The IT and professional services markets we compete in are highly competitive and are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap our offerings and are competitive with our services. In addition, the increased importance of offshore labor centers has brought several foreign-based competitors into our markets.

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
•focus on responsiveness to proactively address customer needs, provide quality services and competitive prices;
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

Environmental, Social and Governance ("ESG")

In 2021, we enhanced the governance of our ESG program to include a multitiered process involving the Board of Directors, members of our executive staff and internal leadership. Our Board of Directors provides oversight of our ESG program, enabling us to have the governance, long-term strategy and processes to manage ESG outcomes and meet the needs of our stakeholders. The Nominating and Corporate Governance Committee of our Board of Directors has specific oversight of ESG. Our ESG leadership team regularly updates the committee on ESG status and provides an update to the full board annually.

Our ESG strategy reflects our ongoing commitment to being a responsible corporate citizen. We are proud to be part of the global movement to minimize the impact of climate change on the world, and we are dedicated to driving sustainable growth by setting ambitious, science-based emissions reduction targets in the next two years.

We strive to minimize our impact on the environment and improve resource efficiency in the areas of energy consumption, data center management and travel and transportation. Our conservation efforts are supported in part by our shift to a virtual-first operating model, which enables our workforce to be largely remote and helps us reduce our greenhouse gas emissions and our overall energy consumption. While the virtual-first model mainly helps reduce the size of our office footprint, we are also pursuing efficiency programs for data centers and data center rationalization programs to reduce energy consumption.

DXC also partners with customers to help them achieve their own climate-related goals. In response to shifting customer demand, we offer a number of products and services that can have a significant impact on our customers’ sustainability objectives, delivering climate-related benefits far greater than what we could achieve alone through our internal carbon-reduction efforts. Offerings such as DXC Modern Workplace, cloud migration services and data-driven sustainability services directly reduce carbon emissions for our customers.(1)

Additional information about our ESG initiatives is available on our website at http://dxc.com/us/en/about-us/corporate-responsibility. The information on our website is not incorporated by reference into, and is not a part of, this report.

Environmental Regulation

Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment and sustainability, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, we could incur substantial costs including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims if we were to violate or become liable under existing and future environmental laws or legislation. To limit future risks, DXC has committed to set near-term company-wide emission reductions in line with the Science Based Targets initiative (SBTi).

Human Capital Management

As a leading global information technology services company, we attract highly skilled and educated people. As of March 31, 2022, we employed more than 130,000 people worldwide. At DXC we value our people and the opportunity to engage with them - we are at our best when our people feel valued and respected.

Value of Employee Engagement

We value our people and take various actions for employee engagement. We assess employee engagement at least annually through a global engagement survey. During the past surveys, we have approximately 80% of our people participating in the survey with an employee engagement score measuring above 70%, and employees rated DXC highly on career path, communication, and culture. Based on feedback received through periodic engagement surveys, management has implemented several initiatives to improve the employee experience through rewards and recognition, open communications and process improvement. Various platforms like Global Talent Management, Coaching & Mentoring, Career Development programs, and global recognition are also used to improve employee experiences and engagement.

_______________________
(1) The information in this section is based in part on data provided to us by our customers, and we do not,and do not intend to, independently verify such information or claims.

Management During COVID-19

We are committed to keeping our people safe and well. DXC employees are equipped and enabled to work virtually and flexibly from home and continue to deliver results for our customers. Science and data will remain the drivers of our approach as we continue to navigate through COVID-19, and promote the safety and well-being of our people. We will remain flexible and ready to react quickly if required to deliver for our customers. We recognize that this is an opportunity for DXC to change employee experience in an impactful way.

Training and Education

We view professional development as a corporate responsibility — a strategic investment in our employees’ and the company’s future. Through our global learning management ecosystem, we offer hundreds of learning programs as well as a career development system to help employees reach their potential. Providing ways to learn, grow, and explore new and challenging opportunities contribute to our ability to retain a motivated, knowledgeable workforce. Assessing employee abilities and contributions is a cornerstone of development at DXC. Our self-directed learning culture encourages employees to learn at their own pace and in a learning environment of their preference. Key to our people development is the role managers play – we remain focused on equipping and enabling our people leaders so that our people have leaders that guide and support them in their development and success.

Inclusion & Diversity

We are committed to an Inclusive and Diverse workforce. The DXC Global Diversity and Non-Discrimination Policy guides our engagement in management and hiring practices that promote diversity and inclusion.

Human Rights

We are committed to the protection and advancement of human rights and to enabling our operations in communities around the world to function with integrity. DXC is firmly committed to preventing the exploitation of vulnerable groups. Our main human rights–related focus areas are promoting good practice through our large and diverse global supply chain and supporting a diverse and inclusive corporate culture.

Available Information

We use our corporate website, www.dxc.technology, as a routine channel for distribution of important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available through the SEC at www.sec.gov. Our corporate governance guidelines, Board committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Michael J. Salvino	56	2019	Indefinite	President and Chief Executive Officer	None
Kenneth P. Sharp	51	2020	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	64	2017	Indefinite	Executive Vice President and General Counsel	None
Mary E. Finch	52	2019	Indefinite	Executive Vice President and Chief Human Resources Officer	None
Vinod Bagal	56	2019	Indefinite	President, Cloud and Infrastructure Services	None
Christopher R. Drumgoole	47	2021	Indefinite	Executive Vice President and Chief Operating Officer	None
Christopher A. Voci	50	2021	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

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

Vinod Bagal serves as President, Cloud and Infrastructure Services since March 2022. He previously served as Executive Vice President, Global Delivery and Transformation of DXC from October 2019 to March 2022. Prior to joining DXC, Mr. Bagal served at Cognizant Technology Solutions as Senior Vice President - Global Multi-Service Integration and North America Delivery and as Senior Vice President - Global Technology Consulting and Multi-Service Integration from September 2014 to October 2019, where he led the transformation of Cognizant's client delivery organization to position it for the next wave of professional services demands. From 1994 to 2014, Mr. Bagal held a series of leadership roles at Accenture.

Christopher R. Drumgoole was appointed as Executive Vice President and Chief Operating Officer of DXC in August 2021. He previously served as Executive Vice President and Chief Information Officer since April 2020. Before joining DXC, Mr. Drumgoole served as Chief Information Officer at GE from May 2018 to April 2020, where he led the company’s global technology operations, including applications, infrastructure, and related shared services. Prior to that role, he was GE’s Chief Technology Officer from April 2014 to April 2018. Mr. Drumgoole joined GE from Verizon, where he was Chief Operating Officer of Verizon’s Terremark subsidiary, a cloud, hosting, and data center provider, from January 2012 to April 2014. Mr. Drumgoole serves on the Board of Directors of PetSmart; on the Advisory Board of Florida International University’s College of Engineering & Computing; and on the Board of Directors of ONUG, a forum for IT business leaders interested in open technologies.

Christopher A. Voci was appointed Senior Vice President, Corporate Controller and Principal Accounting Officer in June 2021. Before joining DXC, Mr. Voci served as Senior Vice President, Controller and Chief Accounting Officer for CACI International Inc. from November 2018 to May 2021. From 2016 to November 2018, Mr. Voci served as Vice President, Controller and Chief Accounting Officer of Orbital ATK (subsequently purchased by Northrop Grumman). Prior to that, he spent eleven years at Air Products and Chemicals, Inc. (“APD”). While at APD from 2004 to 2015, Mr. Voci was Global Controller Industrial Gases from 2014 to 2015, Global Controller Merchant Gases from 2011 to 2014, Director, Financial Planning & Analysis from 2007 to 2011 and Global Healthcare Controller from 2004 to 2007. Mr. Voci served as Senior Manager, Audit and Risk Advisory Services at KPMG LLP from 2002 to 2004 and in various roles at Arthur Andersen LLP from 1994 to 2002.

Item 1A.RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of shares of our common stock in the future.

Risk Factor Summary

Risks Related to Our Business

•Our business and financial results have been adversely affected and could continue to be materially adversely affected by the COVID-19 crisis.

•We may not succeed in our strategic objectives.

•We could be vulnerable to security breaches, cyber-attacks or disclosure of confidential or personal information.

•Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services up the Enterprise Technology Stack, may impact our future growth.

•Our operations in certain offshore locations may expose us to risks inherent to these locations such as Russia's recent invasion of Ukraine, which may adversely affect our revenue and profitability.

•Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing, cost and access to capital markets.

•Our indebtedness could have a material adverse effect on our financial condition and results of operations.

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

•Natural disasters may affect our worldwide business operations and financial results.

•We may not be able to attract and retain qualified personnel.

•Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could increase costs, have an adverse effect on general economic conditions and impact consumer budgeting, which could impact our profitability and have a material adverse effect on our business and results of operations.

•Our international operations are exposed to risks, including fluctuations in exchange rates and Brexit.

•Failure to comply with federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business. Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may adversely affect our relationships with customers and investors.

•We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

•We may inadvertently infringe on the intellectual property rights of others and our inability to procure third-party licenses may result in decreased revenue or increased costs.

•Disruption of our supply chain could adversely impact our business.

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

•Disruptions in the credit markets may reduce our customers' access to credit and increase the costs to our customers of obtaining credit, and our hedging program is subject to counterparty default risk.

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

•Our strategic transactions may prove unsuccessful.

•Changes in tax legislation and our tax rates may materially affect our financial condition and results of operations.

Risks Related to Our Completed Strategic Transactions

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

The COVID-19 crisis has caused disruptions in global economies, financial and commodities markets and rapid shifts in governmental and public health policies in the countries where we operate or our customers are located or the industries in which we and our customers compete. The COVID-19 crisis and the actions taken by governments, businesses and individuals to curtail the spread of the disease have negatively impacted, and are expected to continue to negatively impact our business, results of operations, cash flows and financial condition. The extent of such impact will depend on future developments, including the duration and spread of COVID-19, the speed at which the vaccine is distributed, public acceptance of the vaccine along with the number of our employees receiving the vaccine. In addition, COVID-19 strain mutations may also hamper the vaccine's effectiveness. Requirements related to COVID-19 safety precautions, including vaccine mandates of varying scope and applicability, may apply to our operations in the U.S. or other jurisdictions. Failure to comply with the applicable requirements may result in governmental penalties and loss of business, including our contracts or subcontracts with U.S. federal, state or local governments or international government entities, which could have an adverse effect on our business and results of operations. Our implementation of various vaccination, testing or other requirements related to COVID-19 may result in a reduction in productivity and employee morale, or attrition, which could have an adverse effect on our business and results of operations.

Negative impacts that have occurred, or may occur in the future, include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or our subcontractors, or the requirements to deliver our services remotely. In addition, our employees continue to face challenges in their well-being, given the additional financial, family and health burdens that many employees have experienced and could continue to experience because of the COVID-19 crisis that may negatively impact our people’s mental and physical health, engagement, retention and performance. Continued public health threat and government responses could materially adversely affect our operations and the delivery of our services. Negative impacts from COVID-19 could potentially affect our ability to perform under our contracts with customers. Cost increases may not be recoverable from customers or covered by insurance, which could impact our profitability. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

In addition, the COVID-19 crisis has resulted in a widespread global health crisis that adversely affected the economies and financial markets of many countries. Any future economic downturn, depending upon its severity and duration, could also lead to a deterioration of worldwide credit and financial markets that could negatively affect the financial health of customers, lower their demand for our services, limit their ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults.

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

As a provider of IT services to private and public sector customers operating in a number of industries and countries, we store and process increasingly large amounts of data for our customers, including sensitive and personally identifiable information. We possess valuable proprietary information, including copyrights, trade secrets and other intellectual property and we collect and store certain personal and financial information from customers and employees. We also manage IT infrastructure and systems (collectively, “IT Systems”) of our own and of customers, and we rely on third parties who provide various critical hardware, software and services to support our IT Systems and business operations.

Security incidents can result from unintentional events or deliberate attacks by insiders such as employees, contractors or service providers or third parties, including criminals, competitors, nation-states, and hacktivists. These incidents can result in significant disruption to our business (for example, due to ransomware or denial-of-service) through an impact on our operations or those of our clients, employees, vendors or other partners; loss of data (including proprietary, confidential or otherwise sensitive or valuable information) belonging to us, our clients, employees, vendors or partners; reputational damage, and injury to customer relationships. We may also incur costs and liability (whether contractual or otherwise) such as monetary damages resulting from litigation, remediation costs, and regulatory actions, fines or penalties. Any of the foregoing, or a combination of the foregoing, could have a material impact on our results of operations or financial condition. In addition, the regulatory environment related to information security and data privacy is evolving rapidly and the Company will need to expend time and resources to ensure compliance with these evolving regulations, and failure to understand and comply with these regulations can negatively impact the Company, its results of operations, and financial condition.

We have experienced cyberattacks and security incidents in the past, and we continue to see regular unauthorized efforts to access our IT Systems, which we evaluate for severity and frequency. While incidents experienced thus far have not resulted in significant disruption to our business, it is possible that we could suffer a severe attack or incident, with potentially material and adverse effects on our business, reputation, customer relations, results of operations or financial condition. The continued occurrence globally of high-profile data breaches and cyber-attacks, including by nation-state actors, reflects an external environment that is increasingly hostile to information and corporate security. Like other companies, we face an evolving array of information security and data security threats that pose risks to us and our customers.

Threat actors are increasingly sophisticated and using tools and techniques designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence, which may make it more difficult for us to detect, identify, investigate contain or recover from, future cyberattacks and security incidents. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect our data and that of customers, including sensitive customer transaction data. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other vulnerabilities that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. A party, whether an insider or third party operating outside the Company, who is able to circumvent our security measures or those of our contractors, partners or vendors could access our IT Systems, or those of a critical third party, and misappropriate proprietary information, the confidential data of our customers, employees or business partners or cause interruption in our or their operations. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

In the event of a cyberattack or security incident, we could be exposed to regulatory actions, customer attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection or privacy laws. We must expend capital and other resources to protect against security incidents, including attempted security breaches and cyber-attacks and to alleviate problems caused by successful breaches or attacks. The cost, potential monetary damages, and operational consequences of responding to security incidents and implementing remediation measures could be significant and may be in excess of insurance policy limits or be not covered by our insurance at all. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

We expect increasing cybersecurity, data privacy and information security obligations around the world to impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations, or lead to inquiries, investigations or enforcement actions. In the United States, we are seeing increasing obligations and expectations from government and non-government customers. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not limit our liability for the loss of confidential information or other business impact. If we are unable to adequately address these concerns, our business and results of operations could suffer.

Compliance with new privacy and security laws, requirements and regulations may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, litigation, fines and penalties. The regulatory landscape in these areas continues to evolve rapidly, and there is a risk that the Company could fail to address or comply with the fast changing regulatory environment, which could lead to regulatory or other actions which result in material liability for the Company. For example, in 2020, the California Consumer Privacy Act (“CCPA”) came into force and provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA also includes a private right of action for certain data breaches that is expected to increase data breach litigation. Failure to comply with the CCPA could result in civil penalties of $2,500 for each violation or $7,500 for each intentional violation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, potentially results in further uncertainty and could require us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” laws in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, the data protection landscape in the European Union (“EU”) and further member states of the European Economic Area (“EEA”)is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

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

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our total annual revenue for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

Further, in March 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR (the “UK GDPR”), effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term. Since the beginning of 2021 we must comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue for the preceding financial year.

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

Portions of our infrastructure and IT Systems also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation, and adversely affect our stock price.

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services up the Enterprise Technology Stack, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change which has resulted in deflationary pressure in the price of services which in turn can adversely impact our margins. Our competitors may develop solutions or services that make our offerings obsolete or may force us to decrease prices on our services which can result in lower margins. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer needs in digital cloud, information technology outsourcing, consulting, industry software and solutions, and application services markets, and in areas such as artificial intelligence, automation, Internet of Things and as-a-service solutions, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. If we are unable to continue to execute our strategy and build our business across the Enterprise Technology Stack in a highly competitive and rapidly evolving environment or if we are unable to commercialize such services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

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

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations, including (1) public health crisis such as the COVID-19 pandemic and government responses, (2) a highly competitive labor market for skilled workers which may result in significant increases in labor costs, as well as shortages of qualified workers in the future and (3) the possibility that the U.S. Federal Government or the European Union may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, such as Ukraine and Russia, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations or cause us to exit certain markets.

On February 24, 2022, Russia invaded Ukraine. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, currency exchange limitations, export controls, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine. As of March 31, 2022, we had more than 4,000 employees in Ukraine. We are closely monitoring the developing situation, are committed to caring for our colleagues in the region, and are adapting to developments as they occur to protect the safety of our people and handle potential impacts to our delivery resources, including relocating some of our employees and reallocating work to other geographies within our global footprint, which may increase our costs. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, the United States created two new regional embargoes targeting the non-Ukrainian government-controlled areas of the Donetsk and Luhansk oblasts of Ukraine, the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine. If large parts of Ukraine become the target of further U.S. or other applicable sanctions, we may be legally unable to do business or otherwise continue to operate in Ukraine. If these contingencies come to pass, our results of operations and cash flows may be adversely affected.

In response to Russian military actions in Ukraine, we have stopped pursuing business in Russia and we are committed to exit the Russian market. As of March 31, 2022, we had approximately 4,000 employees in Russia and sales into Russia represented approximately 1% of our consolidated revenues for the year ended March 31, 2022. We also have a back office, and a delivery center in Russia serving our international customers. In connection with our exit of the Russian market, we also expect to experience increased costs as we shift our operations and resources to other geographies, especially if we are not able to find alternate delivery resources to serve our international customers or achieve the same level of cost efficiencies. We may also experience increased costs in relation to the replacement of employees, severance payments, and termination of our leases. Disruption to our services in the region may also arise from the knock-on impact of the decisions of our customers or other companies that form part of our business ecosystem to withdraw or end their services in the region. In addition, sanctions and trade control measures implemented against Russia or certain Russian customers may have an impact on our ability to operate or to fulfill existing contracts as we wind down our business operations. Our ability to sell assets located in Russia may also be impacted by sanctions affecting potential purchasers. Governmental authorities in the U.S., the EU and the UK, among others, launched an expansion of coordinated sanctions and export control measures, including, among others, blocking and other sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, which may have a material impact on our ability to make and receive payments to/from our Russian business partners and customers. Any alleged or actual failure to comply with these measures as we extricate our business operations from Russia may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition and results of operations. Actions taken by Russia in response to such sanctions could also have a material adverse effect on our operations. For example, in response to increased sanctions, Russia or another government could attempt to take control of assets in Russia or Ukraine of Western companies that are suspending or withdrawing their operations from Russia, such as DXC. Should our assets in the region be seized, there is no guarantee that we would be able to recover those assets in the future. Our Board has overall responsibility for oversight of risk at the Company and has been engaged and provided oversight for the Company's response to Russia's invasion of Ukraine, including the planned exit of Russia, our continuing compliance with sanctions, the relocation and support of our people in the affected countries and the other risks described above.

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

Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets.

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

We have indebtedness totaling approximately $5.0 billion as of March 31, 2022 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
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

In March 2021, the United Kingdom Financial Conduct Authority and the administrator of LIBOR announced that U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. In November 2020, U.S. banking agencies issued guidance encouraging banks to stop entering new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable but no later than December 31, 2021. As such, we have amended the Revolving Credit Agreement and certain of our other financing agreements to allow us to reference the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate. Because SOFR is fundamentally different from LIBOR, it is unknown whether SOFR will attain market acceptance as a replacement for LIBOR and there is no assurance as to how SOFR may perform or that it is a comparable substitute for LIBOR. As a result, we cannot reasonably predict the potential effect of the establishment of SOFR or other alternative reference rates on our business, financial condition or results of operations.

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

Some ITO services agreements contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed-upon adjustment, and normalization factors. Generally, if the benchmarking study shows that the pricing differs from the peer group outside a specified range, and the difference is not due to the unique requirements of the customer, then the parties will negotiate in good faith appropriate adjustments to the pricing. This may result in the reduction of rates for the benchmarked services performed after the implementation of those pricing adjustments, which could harm the financial performance of our services business.

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

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules, which is affected by a multitude of factors, including climate change. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected. Additionally, our customers may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such customers. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a customer, were to result in an internal control failure or impair our customer’s ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our customers, we could be subject to legal liability, which may have a material and adverse impact on our revenues and profitability.

Natural disasters may affect our worldwide business operations and financial results.

Climate change increases both the frequency and severity of natural disasters that may affect our worldwide business operations. We have facilities around the world and our facilities, our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters like hurricanes and storms, as well as sea level rise, drought, flooding, wildfires, temperature changes and more intense weather events. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause loss of power to data centers and service disruptions, resulting in contractual fines or loss of business. Additionally, our customers’ facilities may be impacted by climate change-related weather events or effects, which may impact our ability to serve our customers. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. The markets we serve are highly competitive and competition for skilled employees in the technology outsourcing, consulting, and systems integration and enterprise services markets is intense for both onshore and offshore locales. Immigration laws in the countries in which we operate are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas in the U.S. may impact our ability to hire talent that we need to enhance our products and services and for our operations. It is also difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our international personnel. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could increase costs, have an adverse effect on general economic conditions and impact consumer budgeting, which could impact our profitability and have a material adverse effect on our business and results of operations.

We generally provide services under time and materials contracts, unit price contracts, fixed-price contracts, and multiple-element software sales. In many of our contracts, we bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. However, if one or more raw materials or components for our products (e.g., semiconductors) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under those contracts.

Additionally, inflation has risen worldwide and the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it can also push up the costs of labor and our employee compensation expenses. Moreover, the United States is experiencing a workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. There is no assurance that our revenues will increase at the same rate to maintain the same level of profitability.

Inflation and government efforts to combat inflation, such as raising benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and general economic conditions. In a time of uncertainty, our customers may have difficulty in budgeting for external IT services, delay procurement of products and services from us or delay their payment for products and services we have already provided, all of which could adversely affect our profitability, results of operations and cash flow.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, in the event that one or more European countries were to replace the Euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases and as more of the services we provide are shifted to lower cost regions of the world. Approximately 71% of revenues earned during fiscal 2022 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations.

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

Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations. Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may adversely affect our relationships with customers and investors.

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

Our operations are also subject to a broad array of domestic and international environmental, health, and safety laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, our failure to comply with these laws or regulations can result in civil, criminal or regulatory penalties, fines, and legal liabilities; suspension, delay or alterations of our operations; damage to our reputation; and restrictions on our operations or sales. Our business could also be affected if new environmental legislation is passed which impacts our current operations and business. For example, if we are unable to comply with fast-moving regulatory requirements, we could be disqualified from RFP processes, leading to a loss of sales. In addition, as climate change laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we may be required to comply or potentially face market access limitations, fines or reputational injury. Such laws, regulations, treaties or initiatives in response to climate change, including, but not limited to, the introduction of a carbon tax, could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations. Moreover, we may experience loss of market share if we are unable to provide competitive products and services that incorporate climate-change mitigations, and if we are unable to achieve and sustain a carbon-neutral business model in a meaningful time frame, we could lose stockholder confidence, resulting in loss of business and loss of access to the financial markets.

We are also subject to risks associated with environmental, social and governance (“ESG”) regulations. Governmental bodies, investors, clients and businesses are increasingly focused on prioritizing ESG practices, which has resulted in and may in the future continue to result in the adoption of new laws and regulations. Our inability to keep pace with any ESG regulations, trends and developments or failure to meet the expectations, including, but not limited to, any expectations resulting from goals we have established, or interests of our clients and investors could adversely affect our business and reputation and could result in undesirable investor actions or customer or talent retention and attraction issues.

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

Disruption of our supply chain could adversely impact our business.

We are experiencing, and may continue to experience, delays and shortages of certain necessary components to the services and solutions we offer our clients resulting from issues with the global supply chain, the COVID-19 pandemic, the conflict between Russia and Ukraine, and any disruptions at our suppliers. This shortage may increase component delivery lead times and costs to source available components and delay the delivery of our hardware products and services, which may adversely affect our ability to comply with our contracts and our ability to support our existing customers and our growth through sales to new customers. In the event of a component shortage or interruptions at a supplier, we may not be able to develop alternate sources quickly, cost effectively, or at all. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

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

Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to litigation or regulatory scrutiny and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock. During the third quarter of fiscal 2020, our management identified a material weakness in our internal control over financial reporting as of December 31, 2019 related to reassessing policies and procedures to determine their continued relevance, as impacted by complex transactions and processes. Although this material weakness was remediated during the fourth quarter of fiscal 2022, we cannot assure you that we will not identify another material weakness in the future.

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

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, DXC announced that its Board of Directors approved an incremental $2.0 billion share repurchase authorization. On February 2, 2022, we announced our intention to repurchase incrementally up to $1.0 billion of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. However, we are not obligated to make any purchases of our shares, and our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors as determined by our management and Board of Directors.

In addition, while we paid quarterly cash dividends to our stockholders starting fiscal 2018 in accordance with our announced dividend policy, we suspended the payment of quarterly dividends starting in fiscal 2021 to enhance our financial flexibility. At this time, we do not intend to reinstate our quarterly cash dividends. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including net income, cash flow generated from operations, amount and location of our cash and investment balances, overall liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee that we will achieve our financial goals in the amounts or within the expected time frame, or at all. Our ability to declare future dividends or repurchase shares will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory and other factors, general economic conditions, demand and prices for our services and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.

Any failure to achieve our financial goals could negatively impact our reputation, harm investor confidence in us, and cause the market price of our common stock to decline.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 23 - "Commitments and Contingencies," we are currently party to a number of disputes that involve or may involve litigation or arbitration, including securities litigation in which we and certain of our current or former officers and directors have been named as defendants. The result of these and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, including in the form of legal fees and/or damages, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

We are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For more details, including on current tax examinations of our income tax returns by tax authorities, see Note 13 – “Income Taxes.”

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

Further, as of March 31, 2022, we have $0.4 billion of floating interest rate debt. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

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

We devote significant resources to establish relationships with our customers and implement our offerings and related services, particularly in the case of large enterprises that often request or require specific features or functions specific to their particular business profile. Accordingly, our results of operations depend in substantial part on our ability to deliver a successful customer experience and persuade customers to maintain and grow their relationship with us over time. If we are not successful in implementing an offering or delivering a successful customer experience, including achieving cost and staffing levels that meet our customers’ expectations, customers could terminate or elect not to renew their agreements with us and our operating results may suffer.

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

Contracts with the U.S. federal government and related agencies are also subject to issues with respect to federal budgetary and spending limits or matters. Any changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

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

Divestiture transactions also involve significant challenges and risks, including:
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
•our dependence on accounting, financial reporting, operating metrics and similar systems, controls and processes of divested businesses could lead to challenges in preparing our consolidated financial statements or maintaining effective financial control over financial reporting; and
•contractual terms limiting our ability to compete for or perform certain contracts or services.

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

Changes in U.S. tax legislation may materially affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, introducing new anti-base erosion provisions and the ability to expense research and experimentation costs. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service ("IRS"), any of which could lessen or increase certain impacts of the legislation. In addition, state and local jurisdictions continue to issue guidance on how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

The repatriation tax resulted in a material amount of additional U.S. tax liability, the majority of which was reflected as an income tax expense in fiscal 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years.

In January 2022, the U.S. Treasury published final foreign tax credit regulations which included provisions that are applicable to fiscal 2022, prior and future years. The final regulations, among other things, provide guidance regarding whether certain foreign taxes qualify for U.S. foreign tax credit purposes and how foreign taxes are apportioned for purposes of computing the U.S. foreign tax credit. We have considered the impact of the new regulations in our fiscal 2022 income tax provision and evaluated the impact on prior years, noting no significant impact to prior year's income tax provisions. In addition, the 2017 Tax Cuts & Jobs Act (TCJA) contained a provision that requires taxpayers to capitalize research and development costs effective for tax years beginning after December 31, 2021, which will be applicable the Company for FY23 and subsequent years.

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

Changes in tax rates, tax laws and the outcome of tax examinations could affect our future results.

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

Risks Related to our Completed Strategic Transactions

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

In addition, prior to the HPES Merger, CSC spun off its North American Public Sector business ("NPS") on November 27, 2015 (the "NPS Separation"). In connection with the NPS Separation, CSC received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the NPS Separation qualified as a tax-free transaction to CSC and holders of CSC common stock under Section 355 and related provisions of the Code. The completion of the HPES Merger was conditioned upon the receipt of CSC of an opinion of counsel to the effect that the HPES Merger should not cause Section 355(e) of the Code to apply to the NPS Separation or otherwise affect the qualification of the NPS Separation as a tax-free distribution under Section 355 of the Code. If, notwithstanding the conclusions expressed in these opinions, the NPS Separation were determined to be taxable, CSC and CSC stockholders that received CSRA Inc. ("CSRA") stock in the NPS Separation could incur significant tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Ashburn, VA. We own or lease numerous offices and data centers with approximately 400 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by both segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-locations, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2022:

	Approximate Square Feet (in millions)
Geographic Area	Owned	Leased	Total
United States	2.7	1.4	4.1
EMEA	1.1	4.6	5.7
APAC	1.0	3.8	4.8
All other	0.7	0.3	1.0
Real estate in restructuring	—	1.6	1.6
Inactive space	0.6	0.1	0.7
Sublet space	0.6	—	0.6
Assets held for sale	0.5	—	0.5
Total	7.2	11.8	19.0

Type	Owned	Leased	Total
Offices	2.2	8.2	10.4
Data centers	3.3	1.9	5.2
Real estate in restructuring	—	1.6	1.6
Inactive space	0.6	0.1	0.7
Sublet space	0.6	—	0.6
Assets held for sale	0.5	—	0.5
Total	7.2	11.8	19.0

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

Number of Holders

As of May 23, 2022, there were 40,767 holders of record of our common stock.

Dividends

The Board of Directors (the “Board”) indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	1,119,994	$33.36	1,119,994	$1,387,691,431
February 1, 2022 to February 28, 2022	2,619,956	$36.16	2,619,956	$1,292,960,125
March 1, 2022 to March 31, 2022	4,461,217	$31.14	4,461,217	$1,154,057,908

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. On February 2, 2022, we announced our intention to repurchase incrementally up to $1.0 billion of our outstanding shares of common stock in the open market. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 16 - "Stockholders' Equity" for more information.

Performance Graph

The following graph shows a comparison from April 3, 2017 (the date our common stock commenced trading on the NYSE) through March 31, 2022 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 3, 2017 in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

The following table provides indexed returns assuming $100 was invested on April 3, 2017, with annual returns using our fiscal year-end date.

	Indexed Return
	Return 2018*	Return 2019	Return 2020	Return 2021	Return 2022
DXC Technology Company	48.9%	(25.0)%	(76.9)%	121.5%	4.1%
S&P 500 Index	14.2%	9.5%	(7.0)%	56.4%	15.6%
S&P North American Technology Index	31.4%	15.7%	3.8%	72.0%	8.7%
* Since April 3, 2017

Equity Compensation Plans

See Part III, Item 12 of this Annual Report for information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2022 and our financial condition as of March 31, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2022 and fiscal 2021. A comparison of our results of operations and liquidity and capital resources for fiscal 2021 and fiscal 2020 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on May 28, 2021.

Background

DXC helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. The world’s largest companies and public sector organizations trust DXC to deploy services across the Enterprise Technology Stack to drive new levels of performance, competitiveness, and customer experience.

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia, and Australia. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). We market and sell our services directly to customers through our direct sales offices around the world. Our customers include commercial businesses of many sizes and in many industries and public sector clients.

Results of Operations

The following table sets forth certain financial data for fiscal 2022 and 2021:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2022	March 31, 2021

Revenues	$16,265	$17,729

Income before income taxes	1,141	654
Income tax expense	405	800
Net income (loss)	$736	$(146)

Diluted income (loss) per common share:	$2.81	$(0.59)

Fiscal 2022 Highlights

Fiscal 2022 financial highlights include the following:

•Fiscal 2022 revenues were $16,265 million, a decrease of 8.3% as compared to fiscal 2021. See "Revenues” below for additional information.
•Fiscal 2022 net income and diluted income per share were $736 million and $2.81, respectively, compared to net loss and diluted loss per share of $146 million and $0.59, respectively, for fiscal 2021. Net income increased by $882 million during fiscal 2022 as compared to the prior fiscal year. The increase was primarily due to increases in non-service components of net periodic pension income attributable to changes in mark-to-market actuarial assumptions and asset valuations, cost optimization realized in the current period, lower costs after the dispositions of the HPS and HHS businesses, lower transaction, separation and integration-related costs, a reduction in restructuring activities, and decreases in depreciation and amortization, partially offset by a reduction in revenue, an increase in debt extinguishment costs, and the gain on disposition of the HHS business during the third quarter fiscal 2021. Net income included the cumulative impact of certain items totaling $171 million during fiscal 2022, reflecting restructuring costs, transaction, separation and integration-related costs, amortization of acquired intangible assets, gains on dispositions, impairment losses, debt extinguishment costs, pension and other post-retirement benefit ("OPEB") actuarial and settlement gains, and a tax adjustment.
•Fiscal 2022 income tax expense decreased significantly compared to fiscal 2021 as a result of the gain on disposition of the HHS business, which included the impact of non-tax deductible goodwill in fiscal 2021.
•Our cash and cash equivalents were $2,672 million at March 31, 2022.
•We generated $1,501 million of cash from operations during fiscal 2022, as compared to $124 million during fiscal 2021.

Revenues

During fiscal 2022 and fiscal 2021, the distribution of our revenues across operating segments and geographies were as follows:

	Fiscal Years Ended			Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021	Percentage Change	Constant Currency March 31, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$4,775	$5,983	(20.2)%	$4,775	(20.2)%
U.K.	2,295	2,413	(4.9)%	2,199	(8.9)%
Other Europe	5,117	5,129	(0.2)%	5,132	0.1%
Australia	1,549	1,529	1.3%	1,508	(1.4)%
Other International	2,529	2,675	(5.5)%	2,504	(6.4)%
Total Revenues	$16,265	$17,729	(8.3)%	$16,118	(9.1)%

Reportable Segments
GBS	$7,598	$8,336	(8.9)%	$7,561	(9.3)%
GIS	8,667	9,393	(7.7)%	8,557	(8.9)%
Total Revenues	$16,265	$17,729	(8.3)%	$16,118	(9.1)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

The decrease in revenues for fiscal 2022 compared with fiscal 2021, reflects the disposition of the HPS business during the first quarter of fiscal 2022, in addition to disposition of the HHS business during the third quarter of fiscal 2021. Project completions, project terminations, and contractual price adjustments also contributed to the decrease in revenues. The decrease in revenues was partially offset by additional services provided to new and existing customers, increased pass-through revenue associated with the resale of hardware and software, and increased run-rate project volumes. Fiscal 2022 revenues included a favorable foreign currency exchange rate impact of 0.8%, primarily driven by the weakening of the U.S. dollar against the British Pound, Canadian Dollar, and Australian Dollar.

For a discussion of risks associated with our foreign operations, see Part I, Item 1A - Risk Factors subsections titled, "Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability." and “Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control."

Global Business Services

Our GBS revenues were $7.6 billion for fiscal 2022, a decrease of 8.9% compared to fiscal 2021. GBS revenue in constant currency decreased 9.3% compared to fiscal 2021. The decrease in GBS revenues was primarily due to the disposition of the HPS business at the beginning of the first quarter of fiscal 2022, the disposition of the HHS business during the third quarter of fiscal 2021, and project completions. The decrease in GBS revenues was partially offset by an increase in run-rate project volumes and additional services provided to new and existing customers.

Global Infrastructure Services

Our GIS revenues were $8.7 billion for fiscal 2022, a decrease of 7.7% compared to fiscal 2021. GIS revenue in constant currency decreased 8.9% compared to fiscal 2021. The decrease in GIS revenues reflects project completions, project terminations, a decrease in run-rate project volumes, and contractual price adjustments. The decrease in GIS revenues was partially offset by additional services provided to new and existing customers and increased pass-through revenue associated with the resale of hardware and software.

During fiscal 2022, GBS and GIS had contract awards of $9.4 billion and $8.7 billion, respectively, compared with $11.0 billion and $8.8 billion, respectively, during fiscal 2021.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended
	Amount		Percentage of Revenues
(in millions)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	Percentage Point Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$12,683	$14,086	77.8%	79.5%	(1.7)
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,408	2,066	8.7	11.7	(3.0)
Depreciation and amortization	1,717	1,970	10.6	11.1	(0.5)
Restructuring costs	318	551	2.0	3.1	(1.1)
Interest expense	204	361	1.3	2.0	(0.7)
Interest income	(65)	(98)	(0.4)	(0.6)	0.2
Debt extinguishment costs	311	41	1.9	0.2	1.7
Gain on disposition of businesses	(371)	(2,004)	(2.3)	(11.3)	9.0
Other (income) expense, net	(1,081)	102	(6.6)	0.6	(7.2)
Total costs and expenses	$15,124	$17,075	93.0%	96.3%	(3.3)

The 330 basis point decrease in total costs and expenses as a percentage of revenue for fiscal 2022 primarily reflects cost optimization realized in the current period, lower costs after the dispositions of the HPS and HHS businesses, lower transaction, separation and integration-related costs, a reduction in restructuring activities, decreases in depreciation and amortization and an increase in other (income) expense attributed to income from non-service components of net periodic pension (income) expense, partially offset by a decrease in gain on disposition of businesses and an increase in debt extinguishment costs.

Costs of Services

Cost of services, excluding depreciation and amortization and restructuring costs ("COS"), was $12.7 billion for fiscal 2022, as compared to $14.1 billion in fiscal 2021. COS decreased $1.4 billion compared to the prior fiscal year. The decrease in COS was primarily due to cost optimization savings realized during fiscal 2022 and reduced costs resulting from the dispositions of the HPS business during the first quarter of fiscal 2022 and the HHS business during the third quarter of fiscal 2021. COS as a percentage of revenue decreased 1.7% as compared to the prior fiscal year. The decrease was primarily driven by cost reductions exceeding the associated decline in revenue compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $1.4 billion for fiscal 2022, as compared to $2.1 billion in fiscal 2021. SG&A decreased $0.7 billion compared to the prior fiscal year. The decrease in SG&A was primarily driven by lower transaction, separation and integration-related costs, cost optimization savings realized during fiscal 2022, and reduced costs resulting from the dispositions of the HPS business during the first quarter of fiscal 2022 and the HHS business during the third quarter of fiscal 2021.

Transaction, separation and integration-related costs, included in SG&A, were $26 million during fiscal 2022, as compared to $358 million during fiscal 2021.

Depreciation and Amortization

Depreciation expense was $625 million for fiscal 2022, as compared to $754 million in fiscal 2021. Depreciation expense decreased $129 million primarily due to a reduction in assets due to impairment of un-deployed assets in the prior year, and asset retirements.

Amortization expense was $1,092 million for fiscal 2022, as compared to $1,216 million in fiscal 2021. Amortization expense decreased $124 million primarily due to a decrease in customer related intangibles related to the disposition of the HHS business during the third quarter of fiscal 2021 and a reduction in transition and transformation contract cost amortization due to contract completions.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2022, management approved global cost savings initiatives designed to better align our workforce and facility structures. Total restructuring costs recorded, net of reversals, during fiscal 2022 and 2021 were $318 million and $551 million, respectively.

See Note 22 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Interest expense for fiscal 2022 was $204 million, as compared to $361 million in fiscal 2021, a decrease of 43%. The decrease in interest expense was primarily due to a reduction in bonds and term loans and the Company's refinancing of its high coupon debt during fiscal 2022, decreased amounts drawn on our revolving credit facility, and decreases to finance leases and asset financing.

Interest income for fiscal 2022 was $65 million, as compared to $98 million in fiscal 2021. The decrease in interest income was primarily driven by lower income from our multicurrency cash pools and money market accounts as well as decreases in lease interest income.

Debt Extinguishment Costs

Debt extinguishment costs for fiscal 2022 were $311 million, as compared to $41 million in fiscal 2021. Debt extinguishment costs for fiscal 2022 include costs related to the full redemption of our Euro-denominated term loan facility, two series of 4.45% senior notes due fiscal 2023, 4.25% senior notes due fiscal 2025, 2.75% senior notes due fiscal 2025, 4.125% senior notes due fiscal 2026, 4.75% senior notes due fiscal 2028, 7.45% senior notes due fiscal 2030, extinguishment of debt associated with asset financing, and costs related to the decrease in our revolving credit facility limit from $4 billion to $3 billion.

Debt extinguishment costs for fiscal 2021 consisted primarily of costs related to the redemption of 4.00% senior notes due fiscal 2024.

Gain on Dispositions

During the first quarter of fiscal 2022, DXC sold its HPS business for $551 million which resulted in an estimated pre-tax gain on sale of $331 million, net of closing costs. Insignificant businesses were also sold during fiscal 2022 that resulted in a gain of $53 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in projected closing net working capital.

During the third quarter of fiscal 2021, DXC sold its HHS business for $5.0 billion which resulted in an estimated pre-tax gain on sale of $2,014 million, net of closing costs. Insignificant businesses were also sold during fiscal 2021 that resulted in a loss of $10 million.

Other (Income) Expense, Net

Other (income) expense, net comprises non-service cost components of net periodic pension (income) expense, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The components of other (income) expense, net for fiscal 2022 and 2021 are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021
Non-service cost components of net periodic pension (income) expense	$(1,066)	$110
Foreign currency loss	13	14
Other gain	(28)	(22)
Total	$(1,081)	$102

The $1,183 million increase in other income, net, for fiscal 2022, as compared to the prior fiscal year, was due to a year-over-year increase of $1,176 million in non-service components of net periodic pension income attributable to changes in mark-to-market actuarial assumptions and asset valuations, a $6 million increase in other gains from sales of non-operating assets, and a year-over-year favorable foreign currency impact of $1 million.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2022 and 2021 was 35.5% and 122.3%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 13 - "Income Taxes."

In fiscal 2022, the ETR was primarily impacted by:
•Income Tax and Foreign Tax Credits, which decreased income tax expense and decreased the ETR by $174 million and 15.2%, respectively.
•Changes in Luxembourg losses that increased the ETR by $1,609 million and 141.0%, respectively, with an offsetting decrease in the ETR due to a decrease in the valuation allowance of the same amount.
•Adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $78 million and 6.8%, respectively.

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
•The Company recognized adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $112 million and 17.2%, respectively.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the IRS Office of Appeals or the U.S. Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of approximately $458 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2010 to April 30, 2022, for fiscal years 2014 through fiscal 2017 to February 28, 2023, and for the tax years ended October 31, 2017, and October 31, 2018, to September 30, 2023. The statute of limitations on assessments for fiscal years 2011 through 2013 has expired, with the exception of a $6 million refund claim for 2012 for which the statute remains open. However, as previously noted, fiscal years 2011 and 2013 are in the U.S. Tax Court and consequently these years will remain open until the U.S. Tax Court proceedings have concluded.

The Company expects to reach resolution with regard to disagreed items for fiscal years 2009 through 2013 no earlier than fiscal 2025, and to reach resolution for fiscal years 2014 through 2017, within 12 months.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carry-forwards, would be approximately $44 million.

Earnings (Loss) Per Share

Diluted earnings (loss) per share for fiscal 2022 was $2.81, as compared to $(0.59) in fiscal 2021. The earnings per share increase was due to an increase of $882 million in net income.

Diluted earnings per share for fiscal 2022 includes $0.99 per share of restructuring costs, $0.07 per share of transaction, separation and integration-related costs, $1.35 per share of amortization of acquired intangible assets, $0.09 per share of impairment losses, $(0.93) per share of net gains on dispositions, $(1.99) per share of pension and OPEB actuarial and settlement gains, $0.93 per share of debt extinguishment costs, and $0.17 per share of tax adjustments primarily relating to tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation.

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

Ukraine / Russia Update

Subsequent to the end of the quarter, DXC exited its domestic Russian business. This action achieves a significant portion of our commitment to exit Russia. The sale of this business has provided continuing employment opportunities for many former DXC employees who have chosen to stay in Russia. The exit of this market will reduce revenues by approximately $140 million annually. The company is transitioning global business previously serviced by our DXC Russian colleagues to international teams and expects to complete this process by the end of the second quarter.

DXC's Ukraine business supported approximately $250 million of revenue, predominantly serving international customers. Despite the ongoing conflict, these revenues have only seen a minor impact stemming from the conflict. Our global teams have worked to augment their Ukrainian colleagues, and to continue to deliver for our customers through the conflict.

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

One category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS, incremental amortization of intangible assets acquired through business combinations, if included, may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangible assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets primarily customer-related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

Another category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS is impairment losses, which, if included, may result in a significant difference in period over period expense on a GAAP basis. We exclude impairment losses as these non-cash amounts reflect generally an acceleration of what would be multiple periods of expense and are not expected to occur frequently. Further assets such as goodwill may be significantly impacted by market conditions outside of management’s control.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2022 Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	Change	Percentage Change
Income before income taxes	$1,141	$654	$487	74.5%
Non-GAAP income before income taxes	$1,236	$839	$397	47.3%
Net income (loss)	$736	$(146)	$882	604.1%
Adjusted EBIT	$1,375	$1,102	$273	24.8%

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
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(3)
•Impairment losses – impairment losses on assets classified as long-term on the balance sheet.(4)
•Tax adjustments – reflects discrete tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation. Income tax expense of merger and divestitures is separately computed based on the underlying transaction. Income tax expense of all other (non-discrete) non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.(5)

(1) TSI-Related Costs for both periods presented include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for fiscal 2022 include $14 million of costs to execute dispositions (including $2 million for the sale of HHS which closed in October 2020 and $12 million for the sale of HPS which closed on April 1, 2021); $2 million legal costs and a $(12) million credit towards Perspecta Arbitration settlement; $5 million in expenses related to integration projects resulting from the CSC – HPE ES merger (including costs associated with continuing efforts to separate certain IT systems) and $17 million of costs incurred in connection with activities related to other acquisitions and divestitures.

The TSI-Related costs for fiscal 2021 include $250 million of costs to execute dispositions (including $142 million for the sale of HHS which closed in October 2020 and $61 million for the sale of the healthcare software business which closed on April 1, 2021); $42 million in expenses related to integration projects resulting from the CSC – HPES merger (including costs associated with continuing efforts to separate certain IT systems) and $66 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) Gains and losses on dispositions for fiscal 2022 include a $331 million gain on sale of the HPS business, gains of $23 million on other dispositions and loss of $13 million on adjustments relating to the sale of the HHS business.

Gains and losses on dispositions for fiscal 2021 includes a $2,014 million gain on sale of the HHS business, a gain of $5 million on sales of other insignificant businesses, and a $15 million loss on equity securities without readily determinable fair value, which were adjusted to fair value following receipt of a bona fide offer to purchase.

(3) Debt extinguishment costs adjustments for fiscal 2022 includes $18 million to fully redeem two series of our 4.45% senior notes due fiscal 2023, $7 million associated with asset financing, $1 million to fully redeem our Euro-denominated term loan facility, $41 million to fully redeem our 4.25% senior notes due fiscal 2025, $26 million to fully redeem our 2.75% senior notes due fiscal 2025, $58 million to fully redeem our 4.125% senior notes due fiscal 2026, $87 million to fully redeem our 4.750% senior notes due fiscal 2028, $71 million to fully redeem our 7.45% senior notes due fiscal 2030, and $2 million related to the decrease in our revolving credit facility limit.

Debt extinguishment costs adjustments for fiscal 2021 includes $34 million to fully redeem our 4.00% senior notes due fiscal 2024 and $7 million to partially redeem two series of our 4.45% senior notes due fiscal 2023 via tender offer.

(4) Impairment losses for fiscal 2022 includes a $10 million impairment charge of capitalized TSI related property and equipment and a $21 million impairment charge of loan receivable and stock warrants associated with a strategic investment.

Impairment losses for fiscal 2021 were $190 million. This includes $165 million impairment for assets pre-purchased through preferred vendor agreements and determined un-deployable, $12 million partial impairment of acquired software, $7 million partial impairment of internally developed software intended for internal use and external sale, and $6 million of capitalized transition and transformation contract costs.

(5) Tax adjustment for fiscal 2022 includes a $50 million net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates, and $(7) million of adjustment to the transition tax.

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

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	1,141	318	26	434	31	(341)	(684)	311	—	1,236
Income tax expense	405	65	7	90	7	(104)	(171)	73	(43)	329
Net income	736	253	19	344	24	(237)	(513)	238	43	907
Less: net loss attributable to non-controlling interest, net of tax	18	—	—	—	—	—	(5)	—	—	13
Net income attributable to DXC common stockholders	$718	$253	$19	$344	$24	$(237)	$(508)	$238	$43	$894

Effective Tax Rate	35.5%									26.6%

Basic EPS	$2.87	$1.01	$0.08	$1.38	$0.10	$(0.95)	$(2.03)	$0.95	$0.17	$3.58
Diluted EPS	$2.81	$0.99	$0.07	$1.35	$0.09	$(0.93)	$(1.99)	$0.93	$0.17	$3.50

Weighted average common shares outstanding for:
Basic EPS	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02
Diluted EPS	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21
* The net periodic pension cost within net income includes $441 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP net income includes $581 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Fiscal Year Ended March 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	654	551	358	530	190	(2,004)	519	41	—	839
Income tax expense	800	92	87	121	49	(920)	115	10	(142)	212
Net (loss) income	(146)	459	271	409	141	(1,084)	404	31	142	627
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	—	—	—	3
Net (loss) income attributable to DXC common stockholders	$(149)	$459	$271	$409	$141	$(1,084)	$404	$31	$142	$624

Effective Tax Rate	122.3%									25.3%

Basic EPS	$(0.59)	$1.81	$1.07	$1.61	$0.55	$(4.27)	$1.59	$0.12	$0.56	$2.46
Diluted EPS	$(0.59)	$1.79	$1.06	$1.59	$0.55	$(4.22)	$1.57	$0.12	$0.55	$2.43

Weighted average common shares outstanding for:
Basic EPS	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14	254.14
Diluted EPS	254.14	256.86	256.86	256.86	256.86	256.86	256.86	256.86	256.86	256.86
* The net periodic pension cost within net loss includes $1,401 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP net income includes $659 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

Reconciliations of net income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021
Net income (loss)	$736	$(146)
Income tax expense	405	800
Interest income	(65)	(98)
Interest expense	204	361
EBIT	1,280	917
Restructuring costs	318	551
Transaction, separation and integration-related costs	26	358
Amortization of acquired intangible assets	434	530
Gains on dispositions	(341)	(2,004)
Pension and OPEB actuarial and settlement (gains) and losses	(684)	519
Debt extinguishment costs	311	41
Impairment losses	31	190
Adjusted EBIT	$1,375	$1,102

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2022, our cash and cash equivalents ("cash") was $2.7 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.2 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash, including cash of $0.6 billion held in a German financial services subsidiary subject to regulatory requirements, and $0.2 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests. During the third quarter of fiscal 2022, we entered into an agreement to sell our German financial services subsidiary.

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021
Net cash provided by (used in):
Operating activities	$1,501	$124
Investing activities	(60)	4,665
Financing activities	(1,818)	(5,476)
Effect of exchange rate changes on cash and cash equivalents	29	39
Cash classified within current assets held for sale	52	(63)
Net decrease in cash and cash equivalents	(296)	(711)

Cash and cash equivalents at beginning of year	2,968	3,679
Cash and cash equivalents at end of year	$2,672	$2,968

Operating cash flow

Net cash provided by operating activities during fiscal 2022 was $1,501 million as compared to $124 million during fiscal 2021. The increase of $1,377 million was primarily due to an increase in net income, net of adjustments of $1,578 million, partially offset by a $201 million unfavorable change in working capital due to higher working capital outflows during fiscal 2022.

The following table contains certain key working capital metrics:

	As of
	March 31, 2022	March 31, 2021	March 31, 2020
Days of sales outstanding in accounts receivable	69	66	65
Days of purchases outstanding in accounts payable	(45)	(40)	(66)
Cash conversion cycle	24	26	(1)

Investing cash flow

Net cash (used in) provided by investing activities was $(60) million during fiscal 2022 as compared to $4,665 million during fiscal 2021. The decrease of $4,725 million was primarily due to a decrease in business dispositions of $4,414 million, the absence of proceeds from acquisitions and cash collections related to deferred purchase price receivables of $184 million and $159 million in fiscal 2021, and a decrease in proceeds from sale of assets of $64 million. This was partially offset by proceeds from short-term investing of $24 million in fiscal 2022.

Financing cash flow

Net cash used in financing activities during fiscal 2022 was $(1,818) million as compared to $(5,476) million during fiscal 2021. The $3,658 million decrease in cash used was primarily due to decreased net repayments on long-term debt of $2,624 million and net draws on commercial paper of $529 million. In addition, net repayments totaling $1,500 million were made during fiscal 2021 on lines of credit that were not drawn against during fiscal 2022 and dividends of $53 million were paid in fiscal 2021, but not paid during fiscal 2022. This was partially offset by share repurchases of $628 million in fiscal 2022, an increase in payments for debt extinguishment costs of $303 million, an increase in payments on capital leases and borrowings for asset financing of $60 million, and an increase in payments for other financing activities, net, of $58 million, primarily due to an $85 million repayment of liability resulting from a financing transaction entered in fiscal 2017.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2022	March 31, 2021
Short-term debt and current maturities of long-term debt	$900	$1,167
Long-term debt, net of current maturities	4,065	4,345
Total debt	$4,965	$5,512

The $0.5 billion decrease in total debt during fiscal 2022 was primarily attributed to the retirement of all the remaining $319 million of the 4.45% senior notes due fiscal 2023 using the proceeds from the sale of our HPS Business, and the repurchase of the $33 million of the 4.125% senior notes due fiscal 2026. More than $550 million of net finance lease liabilities and borrowings for assets acquired under long-term financing were also repaid using the proceeds from the divestitures of other businesses and existing cash on hand. The decrease was partially offset by the issuance of Euro and U.S. Dollar Senior Notes of which proceeds were used to repay term loans and senior notes as discussed below.

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

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2022 and March 31, 2021.

As of March 31, 2022, our credit ratings were as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody's	Baa2	P-2	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A - Risk Factors subsection titled, "Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs, could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets."

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper and bonds. In addition, we currently utilize and will further utilize accounts receivable sales facilities, and our cross-currency cash pool for liquidity needs. There is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2022
Cash and cash equivalents	$2,672
Available borrowings under our revolving credit facility	3,000
Total liquidity	$5,672

During November 2021 we amended our revolving credit facility to, among other things, decrease available borrowings from $4.0 billion to $3.0 billion.

Share Repurchases

During fiscal 2018, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock and during fiscal 2019, our Board of Directors approved an incremental $2.0 billion share repurchase. On February 2, 2022, we announced our intention to repurchase incrementally up to $1.0 billion of our outstanding shares of common stock in the open market. This program became effective on April 3, 2017 with no end date established. During fiscal 2022, we repurchased 18,818,934 shares of our common stock at an aggregate cost of $634 million. See Note 16 - "Stockholders' Equity" for more information.

Dividends

To maintain our financial flexibility we continued to suspend payment of quarterly dividends for fiscal 2022.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables sales facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in the Company's balance sheets. See Note 6 - "Receivables" and Note 23 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Contractual Obligations
Our contractual obligations as of March 31, 2022, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt(1)	$249	$159	$1,428	$2,152	$3,988
Finance lease liabilities(2)	300	303	69	—	672
Operating Leases(2)	415	533	203	155	1,306
Purchase Obligations(3)	828	642	253	—	1,723
U.S. Tax Reform - Transition Tax(4)	23	99	71	—	193
Interest and preferred dividend payments(5)	62	104	83	59	308
Total(6)	$1,877	$1,840	$2,107	$2,366	$8,190

(1) Amounts represent scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Amounts represent expected undiscounted cash payments. See Note 7 - "Leases" for more information.
(3) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and excludes agreements that are cancellable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall. See Note 23 - "Commitments and Contingencies" for more information.
(4) The transition tax resulted in recording a total transition tax obligation of $276 million, of which $284 million was recorded as income tax liability and $8 million recorded as a reduction in our unrecognized tax benefits, which has been omitted from this table. The transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. We have made our first four payments. See Note 13 - "Income Taxes" for additional information about the transition tax and the estimated liability related to unrecognized tax benefits
(5) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock of a consolidated subsidiary excluding contingent dividends associated with the participation and variable appreciation premium features.
(6) See Note 13 - "Income Taxes" for additional information about the estimated liability related to unrecognized tax benefits, which has been omitted from this table. See Note 15 - "Pension and Other Benefit Plans" for the estimated liability related to estimated future benefit payments under our Pension and OPEB plans that have been omitted from this table.

Critical Accounting Estimates

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

Contracts with multiple performance obligations

Many of our contracts require us to provide a range of services or performance obligations to our customers, which may include a combination of services, products or both and may also contain leases embedded in those arrangements. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in contracts with multiple performance obligations should be treated as separate performance obligations for revenue recognition purposes, and, when considered appropriate, how the total transaction price should be allocated among the performance obligations and any lease components and the timing of revenue recognition for each. For contracts with multiple performance obligations and lease components, we allocate the contract’s transaction price to each performance obligation and lease component based on the relative standalone selling price of each distinct good or service in the contract. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Certain of our contracts involve the sale of DXC proprietary software, post-contract customer support and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. These methods involve significant judgments and estimates that we assess periodically by considering market and entity-specific factors, such as type of customer, features of the products or services and market conditions.

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

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings are indefinitely reinvested outside the U.S., changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions and the tax characteristics of our income. We cannot predict with certainty what our ETR will be in the future because there is uncertainty regarding these factors. Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The majority of our global unremitted foreign earnings have been taxed in the U.S. or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following foreign earnings are considered indefinitely reinvested: approximately $495 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its strategic objectives and future cash needs.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.1 billion as of March 31, 2022 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors such as when inputs or estimates used in determining valuation allowances significantly change or upon the receipt of new information.

We determine whether it is more likely than not a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in our financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). We may be required to change our provision for income taxes when the ultimate treatment of certain items is challenged or agreed to by taxing authorities.

The Finance Act 2021 in the U.K. took effect after Royal Assent was received in June 2021. The Finance Act 2021 included increases in the corporation tax and diverted profits tax rates beginning on April 1, 2023, establishes a new temporary 130% super deduction for first year capital allowances and temporarily extends the carry-back of trading losses. The increase in the U.K. corporate tax rate and super deduction have been factored into the calculation of our income tax provision.

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

Defined Benefit Plans
The computation of our pension and other post-retirement benefit costs and obligations is dependent on various assumptions. Inherent in the application of the actuarial methods are key assumptions, including discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases and medical cost trend rates. Our management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on observable inputs for similar assets or on significant unobservable inputs if observable inputs are not available. Two of the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate.

Our weighted average rates used were:

	March 31, 2022	March 31, 2021
Discount rates	2.0%	2.4%
Expected long-term rates of return on assets	4.4%	5.6%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2022:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(66)	$63
Expected long-term return on plan assets	(0.5)%	$66	$(63)

Discount rate	0.5%	$35	$(838)
Discount rate	(0.5)%	$(41)	$1,029

Valuation of Assets

We review long-lived assets, intangible assets, and goodwill for impairment in accordance with our accounting policy disclosed in Note 1 - "Summary of Significant Accounting Policies." Assessing the fair value of assets involves significant estimates and assumptions including estimation of future cash flows, the timing of such cash flows, and discount rates reflecting the risk inherent in projecting future cash flows. The valuation of long-lived and intangible assets involves management estimates about future values and remaining useful lives of assets, particularly purchased intangible assets. These estimates are subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and forecasts.

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2022 due primarily to the volatility of the Euro, British Pound, Canadian Dollar, and Australian Dollar in relation to the U.S. dollar. Significant foreign currency fluctuations during fiscal 2021 was due primarily to the volatility of the Australian dollar, British Pound and Euro in relation to the U.S. dollar.

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

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar, see Note 21 - "Revenue." During fiscal 2022, approximately 71% of our revenues were generated outside of the United States. For the year ended March 31, 2022, a hypothetical 10% increase (decrease) in the value of the U.S. dollar against all currencies would have decreased (increased) revenues by approximately 7.1%, or $1.1 billion. The majority of this fluctuation would be offset by expenses incurred in local currency; and as a result, there would not be a material change to our income from continuing operations before taxes. As such, in the view of management, the resulting impact would not be material to our results of operations or cash flows.

Interest Rate Risk

As of March 31, 2022, we had outstanding debt with varying maturities for an aggregate carrying amount of $5.0 billion, of which $0.4 billion was floating interest rate debt. As of March 31, 2022, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our balance sheet as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Ashburn, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
May 25, 2022

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,672	$2,968
Receivables and contract assets, net of allowance for doubtful accounts of $55 and $91	3,854	4,156
Prepaid expenses	617	567
Other current assets	268	357
Assets held for sale	35	160
Total current assets	7,446	8,208
Intangible assets, net of accumulated amortization of $5,124 and $4,422	3,378	4,043
Operating right-of-use assets, net	1,133	1,366
Goodwill	617	641
Deferred income taxes, net	221	289
Property and equipment, net of accumulated depreciation of $3,998 and $4,121	2,412	2,946
Other assets	4,850	4,192
Assets held for sale - non-current	82	353
Total Assets	$20,139	$22,038
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$900	$1,167
Accounts payable	840	914
Accrued payroll and related costs	570	698
Current operating lease liabilities	388	418
Accrued expenses and other current liabilities	2,882	3,358
Deferred revenue and advance contract payments	1,053	1,079
Income taxes payable	197	398
Liabilities related to assets held for sale	23	118
Total current liabilities	6,853	8,150
Long-term debt, net of current maturities	4,065	4,345
Non-current deferred revenue	862	622
Non-current operating lease liabilities	815	1,038
Non-current pension obligations	590	793
Non-current income tax liabilities and deferred tax liabilities	994	854
Other long-term liabilities	546	908
Liabilities related to assets held for sale - non-current	39	20
Total Liabilities	14,764	16,730
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2022 and March 31, 2021	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 240,508,348 as of March 31, 2022 and 257,052,533 as of March 31, 2021	3	3
Additional paid-in capital	10,057	10,761
Accumulated deficit	(4,450)	(5,331)
Accumulated other comprehensive loss	(385)	(302)
Treasury stock, at cost, 2,878,079 and 2,458,027 shares as of March 31, 2022 and March 31, 2021	(173)	(158)
Total DXC stockholders’ equity	5,052	4,973
Non-controlling interest in subsidiaries	323	335
Total Equity	5,375	5,308
Total Liabilities and Equity	$20,139	$22,038

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2022	March 31, 2021	March 31, 2020

Revenues	$16,265	$17,729	$19,577

Costs of services (excludes depreciation and amortization and restructuring costs)	12,683	14,086	14,901
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,408	2,066	2,050
Depreciation and amortization	1,717	1,970	1,942
Goodwill impairment losses	—	—	6,794
Restructuring costs	318	551	252
Interest expense	204	361	383
Interest income	(65)	(98)	(165)
Debt extinguishment costs	311	41	—
Gain on disposition of businesses	(371)	(2,004)	—
Gain on arbitration award	—	—	(632)
Other (income) expense, net	(1,081)	102	(720)
Total costs and expenses	15,124	17,075	24,805

Income (loss) before income taxes	1,141	654	(5,228)
Income tax expense	405	800	130
Net income (loss)	736	(146)	(5,358)
Less: net income attributable to non-controlling interest, net of tax	18	3	11
Net income (loss) attributable to DXC common stockholders	$718	$(149)	$(5,369)

Income (loss) per common share:
Basic	$2.87	$(0.59)	$(20.76)
Diluted	$2.81	$(0.59)	$(20.76)
The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020

Net income (loss)	$736	$(146)	$(5,358)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	(86)	300	(323)
Cash flow hedges adjustments, net of tax (2)	11	19	(17)
Available-for-sale securities, net of tax (3)	—	(9)	—
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	9	7	—
Amortization of prior service cost, net of tax (5)	(6)	(13)	(8)
Pension and other post-retirement benefit plans, net of tax	3	(6)	(8)
Other comprehensive income (loss), net of taxes	(72)	304	(348)
Comprehensive income (loss)	664	158	(5,706)
Less: comprehensive income attributable to non-controlling interest	29	6	22
Comprehensive income (loss) attributable to DXC common stockholders	$635	$152	$(5,728)

(1) Tax expense (benefit) related to foreign currency translation adjustments was $5, $(27), and $(2) for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively.
(2) Tax expense (benefit) related to cash flow hedge adjustments was $2, $6, and $(5) for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively.
(3) Tax benefit related to available-for-sale securities was $0, $1, and $0 for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively.
(4) Tax expense related to prior service costs was $2, $2, and $0 for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively.
(5) Tax benefit related to amortization of prior service costs was $2, $4, and $1 for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$736	$(146)	$(5,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,742	1,988	1,960
Goodwill impairment losses	—	—	6,794
Operating right-of-use expense	484	616	698
Pension & other post-employment benefits, actuarial & settlement (gains) losses	(684)	519	(244)
Share-based compensation	101	56	68
Deferred taxes	255	(403)	(56)
(Gain) loss on dispositions	(421)	(1,983)	1
Provision for losses on accounts receivable	5	53	3
Unrealized foreign currency exchange (gains) losses	(12)	(36)	24
Impairment losses and contract write-offs	51	275	30
Debt extinguishment costs	311	41	—
Amortization of debt issuance costs and discount (premium)	—	3	(4)
Cash surrender value in excess of premiums paid	(24)	(3)	(12)
Other non-cash charges, net	15	1	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	228	257	269
Increase in prepaid expenses and other current assets	(48)	(299)	(229)
Decrease in accounts payable and accruals	(714)	(527)	(565)
(Decrease) increase in income taxes payable and income tax liability	(315)	434	(197)
Decrease in operating lease liability	(484)	(616)	(698)
Increase (decrease) in advance contract payments and deferred revenue	270	(66)	(146)
Other operating activities, net	5	(40)	12
Net cash provided by operating activities	1,501	124	2,350

Cash flows from investing activities:
Purchases of property and equipment	(254)	(261)	(350)
Payments for transition and transformation contract costs	(209)	(261)	(281)
Software purchased and developed	(295)	(254)	(235)
Proceeds (payments) for acquisitions, net of cash acquired	—	184	(1,997)
Business dispositions	533	4,947	—
Cash collections related to deferred purchase price receivable	—	159	671
Proceeds from sale of assets	100	164	73
Short-term investing	—	—	(75)
Proceeds from short-term investing	24	—	38
Other investing activities, net	41	(13)	19
Net cash (used in) provided by investing activities	(60)	4,665	(2,137)

Cash flows from financing activities:
Borrowings of commercial paper	1,068	1,486	4,939
Repayments of commercial paper	(905)	(1,852)	(5,076)
Borrowings under lines of credit	—	2,500	1,500
Repayment of borrowings under lines of credit	—	(4,000)	—
Borrowings on long-term debt	19	—	2,198
Principal payments on long-term debt	(2,872)	(3,552)	(1,039)

Payments on finance leases and borrowings for asset financing	(990)	(930)	(865)
Proceeds from bond issuance	2,918	993	—
Proceeds from stock options and other common stock transactions	13	1	11
Taxes paid related to net share settlements of share-based compensation awards	(18)	(7)	(16)
Repurchase of common stock and advance payment for accelerated share repurchase	(628)	—	(736)
Dividend payments	—	(53)	(214)
Payments for debt extinguishment costs	(344)	(41)	—
Other financing activities, net	(79)	(21)	(45)
Net cash (used in) provided by financing activities	(1,818)	(5,476)	657
Effect of exchange rate changes on cash and cash equivalents	29	39	(90)
Net (decrease) increase in cash and cash equivalents including cash classified within current assets held for sale	(348)	(648)	780
Cash classified within current assets held for sale	52	(63)	—
Net (decrease) increase in cash and cash equivalents	(296)	(711)	780
Cash and cash equivalents at beginning of year	2,968	3,679	2,899
Cash and cash equivalents at end of year	$2,672	$2,968	$3,679

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2019	270,214	$3	$11,301	$478	$(244)	$(136)	$11,402	$323	$11,725
Net loss				(5,369)			(5,369)	11	(5,358)
Other comprehensive loss					(359)		(359)	11	(348)
Share-based compensation expense			70				70		70
Acquisition of treasury stock						(16)	(16)		(16)
Share repurchase program	(15,934)		(669)	(67)			(736)		(736)
Stock option exercises and other common stock transactions	1,394		12				12		12
Dividends declared ($0.84 per share)				(219)			(219)		(219)
Non-controlling interest distributions and other							—	(1)	(1)
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129

(1)2,148,708 treasury shares as of March 31, 2020

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss				(149)			(149)	3	(146)
Other comprehensive income					301		301	3	304
Share-based compensation expense			46				46		46
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	1,379		1				1		1
Non-controlling interest distributions and other				(1)			(1)	(15)	(16)
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308

(1)2,458,027 treasury shares as of March 31, 2021

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				718			718	18	736
Other comprehensive income					(83)	—	(83)	11	(72)
Share-based compensation expense			80				80		80
Acquisition of treasury stock						(15)	(15)		(15)
Share repurchase program	(18,819)		(796)	162			(634)		(634)
Stock option exercises and other common stock transactions	2,274		12				12		12
Non-controlling interest distributions and other				1			1	(41)	(40)
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375

(1)2,878,079 treasury shares as of March 31, 2022

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC" or the "Company") helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies trust DXC to deploy its Enterprise Technology Stack to deliver new levels of performance, competitiveness and customer experience.

FDB Sale

During the third quarter of fiscal 2022, a subsidiary of DXC entered into a purchase agreement to sell (the "FDB Sale") its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €300 million (approximately $335 million as of March 31, 2022), subject to certain adjustments. The closing of the transaction is subject to certain conditions, including receipt of certain regulatory consents. At March 31, 2022, FDB held approximately $572 million in cash which primarily related to customer deposit liabilities.

HPS Sale

On April 1, 2021, DXC completed the sale of its healthcare provider software business ("HPS" or the "HPS Business") to Dedalus Holding S.p.A. ("Dedalus"). The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HPS Business for €468 million (approximately $551 million), subject to certain adjustments. See Note 3 - "Divestitures" for further information.

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statement of Comprehensive Income (Loss) as the "statements of comprehensive income," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes in these Notes to Consolidated Financial Statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the ongoing COVID-19 crisis, are uncertain, rapidly changing and difficult to predict. Therefore, accounting estimates and assumptions may change over time in response to the COVID-19 crisis and may change materially in future periods. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease expense is related to the Company's leased real estate for offices and primarily includes operational costs. DXC subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not material for all periods presented. The Company combines lease and non-lease components under its lease agreements.

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

DXC's IT outsourcing ("ITO") arrangements typically reflect a single performance obligation that comprises a series of distinct services which are substantially the same and provided over a period of time using the same measure of progress. Revenue derived from these arrangements is recognized over time based upon the level of services delivered in the distinct periods in which they are provided based on time increments. When other parties are involved in providing goods or services as part of our customer arrangements, DXC recognizes revenue on a gross basis as a principal when it controls goods or services before they are transferred to the customer. DXC's contracts often include upfront fees billed for activities to familiarize DXC with the customers' operations, take control over their administration and operation, and adapt them to DXC's solutions. Upfront fees are generally recognized ratably over the contract period, which approximates the manner in which the services are provided. These activities typically do not qualify as performance obligations, and the related revenues are allocated to the relevant performance obligations and recognized ratably over time as the performance obligation is satisfied during the period in which DXC provides the related service, which is typically the life of the contract. Software transactions that include multiple performance obligations are described below.

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

DXC's ITO arrangements may also contain embedded leases for equipment used to fulfill services. A contract with a customer includes an embedded lease when DXC grants the customer a right to control the use of an identified asset for a period of time in exchange for consideration. Embedded leases with customers are typically recognized either as sales type leases in which revenue and cost of sales is recognized upon lease commencement; or they may be recognized as operating leases in which revenue is recognized over the usage period. Where a contract contains an embedded lease, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price.

The transaction price of a contract is determined based on fixed and variable consideration. Variable consideration related to the Company’s ITO offerings often includes volume-based pricing that is allocated to the distinct days of the services to which the variable consideration pertains. However, in certain cases, estimates of variable consideration, including penalties, contingent milestone payments and rebates are necessary. The Company only includes estimates of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. These judgments involve consideration of historical and expected experience with the customer and other similar customers, and the facts and circumstances specific to the arrangement.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Share-Based Compensation

Share-based awards are accounted for under the fair value method. The Company provides different forms of share-based compensation to its employees and non-employee directors. This generally includes restricted stock units ("RSUs"), including performance-based restricted stock units ("PSUs"). The fair value of the awards is determined on the grant date, based on the Company's closing stock price. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures over the vesting period. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When the Company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach uses a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value assigned to each reporting unit is influenced by two primary factors: (1) the number of comparable publicly traded companies used in the market approach, and (2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision during the period in which the change occurred. In determining whether a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.

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

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the statements of comprehensive income and recorded as part of accumulated other comprehensive income.

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

Recently Adopted Accounting Pronouncements
During fiscal 2022, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

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

New Accounting Pronouncements

Recently issued ASUs effective after March 31, 2022 are not expected to have a material effect on DXC's consolidated financial statements.

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

Fiscal 2020 Acquisitions

Luxoft Acquisition

On June 14, 2019, DXC completed the acquisition of Luxoft, a digital service provider whose offerings encompass strategic consulting, custom software development services, and digital solution engineering for total consideration of $2.0 billion. The acquisition combined Luxoft’s digital engineering capabilities with DXC’s expertise in IT modernization and integration. The purchase agreement was entered into by DXC and Luxoft on January 6, 2019 and the transaction was closed on June 14, 2019.

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

Note 3 - Divestitures

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for €468 million (approximately $551 million), which includes €10 million (approximately $12 million) related to future services to be provided by the Company. The sale proceeds were used to repay the remainder of two series of 4.45% senior notes due fiscal 2023 for $154 million and $165 million. The HPS Sale resulted in a pre-tax gain on sale of $331 million, net of closing costs.

The following is a summary of the assets and liabilities distributed as part of the HPS Sale on April 1, 2021:

(in millions)	As of April 1, 2021
Assets:
Cash and cash equivalents	$34
Accounts receivable, net	63
Prepaid expenses	7
Total current assets	104
Intangible assets, net	101
Operating right-of-use assets, net	3
Goodwill	81
Deferred income taxes, net	74
Property and equipment, net	4
Other assets	15
Total non-current assets	278
Total assets	$382

Liabilities:
Accounts payable	$4
Accrued payroll and related costs	7
Current operating lease liabilities	1
Accrued expenses and other current liabilities	20
Deferred revenue and advance contract payments	45
Total current liabilities	77
Non-current deferred revenue	10
Long-term operating lease liabilities	2
Other long-term liabilities	3
Total long-term liabilities	15
Total liabilities	$92

During fiscal 2022, the Company sold some insignificant businesses that resulted in a gain of $53 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

Fiscal 2021 Divestitures

HHS Sale

On October 1, 2020, DXC completed the sale of its HHS Business to Veritas Capital. The sale was accomplished by the cash purchase of all equity interests and assets attributable to the HHS Business for a total enterprise value of $5.0 billion (including $85 million related to future services to be provided by the Company). As part of the sale of the HHS business, $272 million of repurchased receivables, previously sold under the Milano Receivables Facility ("Milano Facility") (see Note 6 - "Receivables" to the financial statements), $12 million of prepaid maintenance, and $48 million of software licenses were transferred to the HHS Business. DXC made payment for these assets during the third quarter of fiscal 2021. The repurchase of receivables and payment on prepaid maintenance are reported as operating cash outflows, and the payment for software license is considered an investing cash outflow. The HHS Sale resulted in a pre-tax gain on sale of $2,014 million, net of closing costs. The sale price is subject to adjustment based on changes in actual closing net working capital. Final potential working capital adjustments are pending. Approximately $3.5 billion of the sale proceeds were used to prepay debt.

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

Note 4 - Assets Held for Sale

Fiscal 2022

As of March 31, 2022, the Company had entered into definitive agreements to sell insignificant businesses, which are classified as held for sale.

Fiscal 2021

As of March 31, 2021, the disposition of the HPS Business met the requirements for presentation as assets held for sale under GAAP. In addition, as of March 31, 2021, the Company had entered into definitive agreements to sell insignificant businesses, which were also classified as held for sale.

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

Note 5 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2022	March 31, 2021	March 31, 2020
Net income (loss) attributable to DXC common shareholders:	$718	$(149)	$(5,369)

Common share information:
Weighted average common shares outstanding for basic EPS	250.02	254.14	258.57
Dilutive effect of stock options and equity awards	5.19	—	—
Weighted average common shares outstanding for diluted EPS	255.21	254.14	258.57

Earnings per Share:
Basic	$2.87	$(0.59)	$(20.76)
Diluted	$2.81	$(0.59)	$(20.76)

Certain share based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021(1)	March 31, 2020(1)
Stock Options	510,933	1,596,985	1,075,901
RSUs	6,500	2,768,022	2,029,567
PSUs	37,821	1,463,872	289,972

(1) Due to the Company's net loss during fiscal 2021 and fiscal 2020, stock options, RSUs and PSUs were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

Note 6 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2022	March 31, 2021
Billed trade receivables	$1,755	$2,009
Unbilled receivables	1,310	1,214
Other receivables	789	933
Total	$3,854	$4,156

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the activity in allowances against trade accounts receivables:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021
Beginning balance	$91	$74
Impact of adoption of the Credit Loss Standard	—	4
Provisions for losses on accounts receivable	5	53
Other adjustments to allowance and write-offs	(41)	(40)
Ending balance	$55	$91

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2022, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of March 31, 2022. Under the Receivables Facility, certain of the Company subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled monthly.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2022, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company's balance sheet. The Receivables Facility is scheduled to terminate on July 29, 2022, but provides for one or more optional one-year extensions, if agreed to by the Purchasers. The Company uses the proceeds from Receivables SPV's sale of receivables under the Receivables Facility for general corporate purposes.

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

Under the DE Receivables Facility, certain of the Company’s subsidiaries organized in Germany (the “DE Sellers”) sold accounts receivable to DXC ARFacility Designated Activity Company (“DE Receivables SPV”), a trust-owned bankruptcy-remote entity, in a true sale. DE Receivables SPV subsequently sold certain of the receivables in their entirety to the DE Purchasers pursuant to a receivables purchase agreement. Sales of receivables by DE Receivables SPV occurred continuously and were settled monthly. During the first quarter of fiscal 2021, DE Receivables SPV amended the DE Receivables Facility (the "Amendment"). Under the terms of the DE Receivables Facility, there was no longer any deferred purchase price (“DPP”) for receivables as the entire purchase price is paid in cash when the receivables are sold to the DE Purchasers. Prior to the Amendment, DPPs were realized by DE Receivables SPV upon the ultimate collection of the underlying receivables sold to the DE Purchasers. Cash receipts on the DPPs were classified as cash flows from investing activities. The DPP balance was $102 million before the Amendment was executed. Upon execution of the Amendment, the DE Purchasers extinguished the DPP balance and returned title to the applicable underlying receivables to DE Receivables SPV. The DPP extinguishment was classified as a non-cash investing activity. See Note 18 – “Cash Flows” for additional information.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	Fiscal 2021
Beginning balance	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

Note 7 - Leases

The Company has operating and finance leases for data centers, corporate offices and certain equipment. Our leases have remaining lease terms of one to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Operating lease cost	$484	$616	$698
Short-term lease cost	40	53	49
Variable lease cost	73	56	46
Sublease income	(32)	(40)	(45)
Total operating costs	$565	$685	$748

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	For the Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$484	$616	$698
ROU assets obtained in exchange for operating lease liabilities(1)	$279	$530	$411

(1) There were $1,085 million, $763 million, and $216 million in modifications and terminations in fiscal 2022, 2021, and 2020, respectively, and net of $87 million change in lease classification from operating to finance lease in fiscal 2020. See Note 18 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2022	March 31, 2021
ROU operating lease assets	Operating right-of-use assets, net	$1,133	$1,366

Operating lease liabilities	Current operating lease liabilities	$388	$418
Operating lease liabilities	Non-current operating lease liabilities	815	1,038
Total operating lease liabilities		$1,203	$1,456

The weighted-average operating lease term was 4.4 years and 4.9 years as of March 31, 2022 and March 31, 2021, respectively. The weighted-average operating lease discount rate was 3.3% and 3.8% as of March 31, 2022 and March 31, 2021, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of March 31, 2022:

	Fiscal Year
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Operating lease payments	$415	$308	$225	$133	$70	$155	$1,306
Less: imputed interest							(103)
Total operating lease liabilities							$1,203

Finance Leases

The components of finance lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$346	$433	$405
Interest on lease liabilities	27	45	65
Total finance lease cost	$373	$478	$470

The following table provides supplemental cash flow information related to the Company’s finance leases:

	For the Fiscal Year Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Interest paid for finance lease liabilities – Operating cash flows	$27	$45	$65
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	501	584	576
Total cash paid in the measurement of finance lease obligations	$528	$629	$641

Capital expenditures through finance lease obligations(1)	$233	$348	$605

(1) See Note 18 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2022	March 31, 2021
ROU finance lease assets	Property and Equipment, net	$602	$834

Finance lease	Short-term debt and current maturities of long-term debt	$289	$398
Finance lease	Long-term debt, net of current maturities	354	496
Total finance lease liabilities(1)		$643	$894

(1) See Note 14 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years and 2.6 years as of March 31, 2022 and March 31, 2021, respectively. The weighted-average finance lease discount rate was 2.9% and 3.6% as of March 31, 2022 and March 31, 2021, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of March 31, 2022:

	Fiscal Year
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Finance lease payments	$300	$195	$108	$50	$19	$—	$672
Less: imputed interest							(29)
Total finance lease liabilities							$643
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

	Fair Value Hierarchy
(in millions)	As of March 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	51	51	—	—
Other securities(2)	51	—	49	2
Total assets	$107	$56	$49	$2

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

(in millions)	As of March 31, 2021
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$12	$12	$—	$—
Time deposits(1)	78	78	—	—
Other securities(2)	57	—	55	2
Total assets	$147	$90	$55	$2

Liabilities:
Contingent consideration	$27	$—	$—	$27
Total Liabilities	$27	$—	$—	$27

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $53 million and $57 million, and losses of $4 million and $2 million, as of March 31, 2022 and March 31, 2021, respectively, included in other (income) expense, net in the Company’s statements of operations. During the third quarter of fiscal 2021, previously held investments were sold and the proceeds were used to purchase new investments.The gain of $17 million from the sale was included in other (income) expense, net.

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

The Company estimates the fair value of its long-term debt primarily by using quoted prices obtained from third-party providers such as Bloomberg and by using an expected present value technique based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $3.7 billion and $4.7 billion as of March 31, 2022 and March 31, 2021, respectively as compared with the carrying value of $4.0 billion and $4.4 billion as of March 31, 2022 and March 31, 2021, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.
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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2022 and March 31, 2021 was $727 million and $546 million, respectively. As of March 31, 2022, the related forecasted transactions extend through March 2024.

For the fiscal years ended March 31, 2022 and March 31, 2021, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the fiscal years ended March 31, 2022 and March 31, 2021, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2022, $14 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive income is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive income (loss) and income (loss) before income taxes

The pre-tax gain on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $23 million and $19 million during the fiscal year ended March 31, 2022 and March 31, 2021, respectively. The pre-tax gain (loss) on derivatives designated for hedge accounting recognized in income (loss) before income taxes was $6 million and $(5) million during the fiscal year ended March 31, 2022 and March 31, 2021, respectively.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2022 and March 31, 2021 was $2.1 billion and $2.1 billion, respectively.
The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2022	March 31, 2021	March 31, 2020
Foreign currency forward contracts	Other (income) expense, net	$52	$51	$(37)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2022	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$18	$9

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$9	$3

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2022	March 31, 2021
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$—	$5

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$15	$3

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2022, there were twelve counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $16 million.

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

As of March 31, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2022, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $17 million. As of March 31, 2021, DXC had $0.8 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 10 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2022	March 31, 2021
Property and equipment — gross:
Land, buildings and leasehold improvements	$2,089	$2,228
Computers and related equipment	4,117	4,596
Furniture and other equipment	203	227
Construction in progress	1	16
	6,410	7,067
Less: accumulated depreciation	3,998	4,121
Property and equipment, net	$2,412	$2,946

Depreciation expense for fiscal 2022, 2021 and 2020 was $625 million, $754 million and $643 million, respectively.

Note 11 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,063	$3,039	$1,024
Customer related intangible assets	4,148	1,995	2,153
Other intangible assets	291	90	201
Total intangible assets	$8,502	$5,124	$3,378

	As of March 31, 2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,014	$2,733	$1,281
Customer related intangible assets	4,212	1,641	2,571
Other intangible assets	239	48	191
Total intangible assets	$8,465	$4,422	$4,043

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Intangible asset amortization	$865	$952	$1,019
Transition and transformation contract cost amortization(1)	227	264	280
Total amortization expense	$1,092	$1,216	$1,299

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization as of March 31, 2022 is as follows:

Fiscal Year	(in millions)
2023	$780
2024	$684
2025	$592
2026	$522
2027	$395
Thereafter	$405

Note 12 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2022 and March 31, 2021, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2021, net	$641	$—	$641

Divestitures	(2)	—	(2)
Assets held for sale	(6)	—	(6)
Foreign currency translation	(16)	—	(16)
Balance as of March 31, 2022, net	$617	$—	$617

Goodwill, gross	5,107	5,066	10,173
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2022, net	$617	$—	$617

(in millions)	GBS	GIS	Total
Balance as of March 31, 2020, net	$2,017	$—	$2,017

Acquisition related adjustments	15	—	15
Divestitures	(1,355)	—	(1,355)
Assets held for sale	(90)	—	(90)
Foreign currency translation	54	—	54
Balance as of March 31, 2021, net	$641	$—	$641

Goodwill, gross	5,131	5,066	10,197
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2021, net	$641	$—	$641

The fiscal 2021 additions to goodwill were related to acquisitions described in Note 2 - "Acquisitions" and assets held for sale are described in Note 4 - "Assets Held for Sale." The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

Fiscal 2022

The Company’s annual goodwill impairment analysis, which was performed qualitatively as of July 1, 2021, did not result in an impairment charge. At the end of the fiscal 2022, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2022.

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

Note 13 - Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Domestic entities	$(566)	$975	$(2,928)
Entities outside the United States	1,707	(321)	(2,300)
Total	$1,141	$654	$(5,228)

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Current:
Federal	$(118)	$730	$3
State	(17)	257	16
Foreign	285	216	167
	150	1,203	186
Deferred:
Federal	9	(221)	(125)
State	(9)	(51)	17
Foreign	255	(131)	52
	255	(403)	(56)
Total income tax expense	$405	$800	$130

The current federal (benefit) and tax expense for fiscal years 2022, 2021, and 2020 includes a $(7) million, $(4) million and $(31) million transition tax benefit, respectively. The current expense (benefit) for fiscal years 2022, 2021 and 2020, includes interest and penalties of $(3) million, $2 million and $2 million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $27 million tax indemnification receivable related to uncertain tax positions, $72 million of tax indemnification receivable related to other tax payables and $129 million of tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company's former U.S. public sector business (the "USPS Separation"), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, "Perspecta"). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company has recorded a tax indemnification receivable from Perspecta of $72 million related to other tax payables and a tax indemnification payable to Perspecta of $15 million related to income tax and other tax receivables.

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

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Statutory rate	21.0%	21.0%	(21.0)%
State income tax, net of federal tax	(6.9)	10.8	(1.4)
Foreign tax rate differential	151.1	(198.4)	(11.9)
Goodwill impairment	—	—	28.3
Change in valuation allowances	(140.9)	239.3	12.1
Income Tax and Foreign Tax Credits	(15.2)	(48.7)	(2.6)
Arbitration Award	—	—	(3.6)
Change in uncertain tax positions	6.8	17.2	1.1
Withholding Taxes	6.2	10.3	0.9
U.S. Tax on Foreign Income	2.5	17.6	0.4
Excess tax benefits or expense for stock compensation	0.1	2.2	0.1
Capitalized transaction costs	0.2	0.5	0.1
Base Erosion and Transition Taxes	6.6	(0.7)	(0.7)
Impact of Business Divestitures	3.0	52.6	—
Granite Trust Capital Loss	—	(5.7)	—
Other items, net	1.0	4.3	0.7
Effective tax rate	35.5%	122.3%	2.5%

In fiscal 2022, the ETR was primarily impacted by:
•Income Tax and Foreign Tax Credits, which decreased income tax expense and decreased the ETR by $174 million and 15.2%, respectively.
•Changes in Luxembourg losses that increased the ETR by $1,609 million and 141.0%, respectively, with an offsetting decrease in the ETR due to a decrease in the valuation allowance of the same amount.
•Adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $78 million and 6.8%, respectively.

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
•The Company recognized adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $112 million and 17.2%, respectively.

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

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2022	March 31, 2021
Deferred tax assets
Investment basis differences	$—	$32
Tax loss/credit carryforwards	2,360	4,039
Accrued interest	15	20
Operating lease liabilities	244	359
Contract accounting	132	92
Other assets	338	351
Total deferred tax assets	3,089	4,893
Valuation allowance	(2,133)	(3,860)
Net deferred tax assets	956	1,033

Deferred tax liabilities
Depreciation and amortization	(430)	(513)
Operating right-of-use asset	(227)	(339)
Investment basis differences	(8)	—
Employee benefits	(426)	(6)
Other liabilities	(220)	(246)
Total deferred tax liabilities	(1,311)	(1,104)

Total net deferred tax assets (liabilities)	$(355)	$(71)

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2022	March 31, 2021
Current:
Income tax receivables and prepaid taxes	$78	$67
	$78	$67
Non-current:
Income taxes receivable and prepaid taxes	$130	$136
Deferred tax assets	221	289
	$351	$425

Total	$429	$492

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2022	March 31, 2021
Current:
Liability for uncertain tax positions	$(34)	$(30)
Income taxes payable	(163)	(368)
	$(197)	$(398)
Non-current:
Deferred taxes	(576)	(360)
Income taxes payable	(39)	(130)
Liability for uncertain tax positions	(379)	(364)
	$(994)	$(854)

Total	$(1,191)	$(1,252)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2,133 million as of March 31, 2022 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

In the current reporting period, the Company recorded adjustments to Luxembourg losses and corresponding adjustments to the valuation allowance. The net decrease in the valuation allowance of $1,729 million in fiscal 2022 is primarily due to changes in the Luxembourg losses of $1,609 million, other increases in the valuation allowance of $1 million and a currency translation adjustment of $121 million.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2022				As of March 31, 2021
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$88	$88	$—	N/A	$132	$128	$4	2033
State	$589	$243	$346	2042	$369	$6	$363	2041
Foreign	$9,368	$5,635	$3,733	2039	$16,700	$6,191	$10,509	2041
Tax credit carryforwards
Federal	$5	$—	$5	2042	$5	$—	$5	2040
State	$5	$2	$3	2037	$—	$—	$—	N/A
Foreign	$—	$—	$—	N/A	$—	$—	$—	N/A
Capital loss carryforwards
Federal	$42	$—	$42	2026	$—	$—	$—	N/A
State	$—	$—	$—	N/A	$—	$—	$—	N/A
Foreign	$199	$199	$—	N/A	$45	$45	$—	N/A

The Company also has federal and state 163(j) interest deduction carryforward attributes of approximately $239 million and $667 million, respectively, that have no expiration.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $495 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

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

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021
Tax	$422	$354
Interest	76	46
Penalties	20	22
Offset to receivable	(104)	(18)
Net of tax attributes	(1)	(10)
Total	$413	$394

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Balance at beginning of fiscal year	$354	$253	$165
Gross increases related to prior year tax positions	61	60	74
Gross decreases related to prior year tax positions	(16)	(30)	(9)
Gross increases related to current year tax positions	93	102	15
Settlements and statute of limitation expirations	(33)	(36)	(7)
Acquisitions and Dispositions	(36)	6	18
Foreign exchange and others	(1)	(1)	(3)
Balance at end of fiscal year	$422	$354	$253

The Company’s liability for uncertain tax positions at March 31, 2022, March 31, 2021 and March 31, 2020, includes $393 million, $316 million and $210 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The increase relating to the tax positions primarily relate to the Company's increase in foreign tax credits.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2022, the Company had net decrease in interest expense of $1 million ($1 million net of tax) and net decrease in accrued expense for penalties of $2 million, and as of March 31, 2022 recognized a liability for interest of $76 million ($60 million net of tax) and penalties of $20 million. During the year ended March 31, 2021, the Company had a net increase in interest of $1 million ($(1) million net of tax) and a net increase in accrued expense for penalties of $1 million and as of March 31, 2021, recognized a liability for interest of $46 million ($39 million net of tax) and penalties of $22 million. During the year ended March 31, 2020, the Company had a net increase in interest expense of $5 million ($3 million net of tax) and a net decrease in accrued expense for penalties of $3 million and, as of March 31, 2020, recognized a liability for interest of $45 million ($40 million net of tax) and penalties of $21 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2009 and forward
United States – Various States	2009 and forward
Australia	2012 and forward
Canada	2006 and forward
France	2016 and forward
Germany	2010 and forward
India	2001 and forward
U. K.	2018 and forward

Tax Examinations

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have an agreement in principle as to various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the IRS Office of Appeals or the U.S. Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of approximately $458 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company has agreed to extend the statute of limitations for fiscal years 2008 through 2010 to April 30, 2022, for fiscal years 2014 through fiscal 2017 to February 28, 2023, and for the tax years ended October 31, 2017 and October 31, 2018 to September 30, 2023. The statute of limitations on assessments for fiscal years 2011 through 2013 has expired, with the exception of a $6 million refund claim for 2012 for which the statute remains open. However, as previously noted, fiscal years 2011 and 2013 are in the U.S. Tax Court and consequently these years will remain open until the U.S. Tax Court proceedings have concluded.

The Company expects to reach resolution with regard to disagreed items for fiscal years 2009 through 2013 no earlier than fiscal 2025, and to reach resolution for fiscal years 2014 through 2017, within 12 months.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $44 million.

Note 14 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2022(1)	March 31, 2021(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	(0.40)% - (0.27)%	2023	$362	$213
Current maturities of long-term debt	Various	2023	249	556
Current maturities of finance lease liabilities	0.23% - 12.79%	2023	289	398
Short-term debt and current maturities of long-term debt			$900	$1,167

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	720	760
$700 million Senior notes	1.80%	2027	694	—
€750 Senior notes	0.45%	2028	828	—
$650 million Senior notes	2.375%	2029	644	—
€600 Senior notes	0.95%	2032	661	—
EUR term loan	0.80%	2023 - 2024	—	469
$274 million Senior notes	4.45%	2023	—	154
$171 million Senior notes	4.45%	2023	—	165
$500 million Senior notes	4.25%	2025	—	504
$500 million Senior notes	4.13%	2026	—	496
£250 million Senior notes	2.75%	2025	—	343
$500 million Senior notes	4.75%	2028	—	506
$234 million Senior notes	7.45%	2030	—	268
Finance lease liabilities	0.23% - 12.79%	2023 - 2027	643	894
Borrowings for assets acquired under long-term financing	0.00% - 6.78%	2023 - 2026	344	672
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2023 - 2024	6	5
Long-term debt			4,603	5,299
Less: current maturities			538	954
Long-term debt, net of current maturities			$4,065	$4,345
.

(1)The carrying amounts of the senior term loans and notes as of March 31, 2022 and March 31, 2021, include the remaining principal outstanding of $3,575 million and $3,631 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $(28) million and $34 million, respectively.
(2) At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

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

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2022, are as follows:

Fiscal Year	(in millions)
2023	$249
2024	123
2025	22
2026	723
2027	697
Thereafter	2,146
Total	$3,960

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

Eligible employees are enrolled in defined benefit pension plans in their country of domicile. The defined benefit pension plan in the U.K. represents the largest plan. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the United States are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

The Company accrued $4 million, $13 million and $10 million, for fiscal 2022, 2021 and 2020, respectively, as additional contractual termination benefits for certain employees are part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The change in projected benefit obligation for fiscal year 2022 is primarily related to actuarial gains and foreign currency exchange rate changes. Actuarial gains were primarily due to an increase in discount rates across most plans, with partially offsetting impact of actuarial losses from an increase in inflation rates in Europe and in the United Kingdom and higher than expected benefit indexation in the United Kingdom.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2022	March 31, 2021
Projected benefit obligation at beginning of year	$12,436	$10,150
Service cost	88	91
Interest cost	203	245
Plan participants’ contributions	30	31
Amendments	(12)	(9)
Business/contract acquisitions/divestitures	(2)	11
Contractual termination benefits	4	13
Settlement/curtailment	(76)	(37)
Actuarial (gain) loss	(831)	1,262
Benefits paid	(458)	(393)
Foreign currency exchange rate changes	(485)	1,084
Other	(35)	(12)
Projected benefit obligation at end of year	$10,862	$12,436

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021
Discount rate	2.7%	2.0%
Rates of increase in compensation levels	2.9%	2.5%
Interest Crediting Rate	4.0%	4.0%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2022	March 31, 2021
Fair value of plan assets at beginning of year	$13,425	$11,090
Actual return on plan assets	441	1,401
Employer contribution	161	117
Plan participants’ contributions	30	31
Benefits paid	(458)	(393)
Business/contract acquisitions/divestitures	—	—
Contractual termination benefits	4	7
Plan settlement	(66)	(31)
Foreign currency exchange rate changes	(566)	1,224
Other	(19)	(21)
Fair value of plan assets at end of year	$12,952	$13,425

Funded status at end of year	$2,090	$989

Selected Information

	As of
(in millions)	March 31, 2022	March 31, 2021
Other assets	$2,718	$1,884
Accrued expenses and other current liabilities	(23)	(81)
Non-current pension obligations	(590)	(796)
Other long-term liabilities - OPEB	(15)	(18)
Net amount recorded	$2,090	$989

Accumulated benefit obligation	$10,790	$12,346

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Projected benefit obligation	$1,795	$2,490	$1,440	$2,453
Accumulated benefit obligation	$1,717	$2,431	$1,401	$2,402
Fair value of plan assets	$1,167	$1,596	$830	$1,562

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Service cost	$88	$91	$92
Interest cost	203	245	237
Expected return on assets	(581)	(659)	(651)
Amortization of prior service credit	(8)	(8)	(9)
Contractual termination benefit	4	13	10
Settlement/curtailment (gain) loss	(20)	(18)	7
Recognition of actuarial (gain) loss	(664)	537	(252)
Net periodic pension (income) expense	$(978)	$201	$(566)

The service cost component of net periodic pension (income) expense is presented in cost of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Discount or settlement rates	2.0%	2.4%	2.4%
Expected long-term rates of return on assets	4.4%	5.6%	5.8%
Rates of increase in compensation levels	2.5%	1.7%	2.0%
Interest Crediting Rate	4.0%	4.0%	—%

The following is a summary of amounts in accumulated other comprehensive income, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021
Prior service cost	$(238)	$(239)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2023	$88

Benefit Payments:
2023	$483
2024	419
2025	426
2026	434
2027	444
2028 and thereafter	2,361
Total	$4,567

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$—	$—	$—
Global Stocks	—	—	—	—
Global/International Equity commingled funds	169	2,098	—	2,267
Global equity mutual funds	—	—	—	—
U.S./North American Equity commingled funds	—	5	—	5
Fixed Income:
Non-U.S. Government funds	—	46	—	46
Fixed income commingled funds	4	45	15	64
Fixed income mutual funds	—	3	—	3
Corporate bonds	1	4,668	—	4,669
Alternatives:
Other Alternatives (1)	4	3,182	1,602	4,788
Hedge Funds(2)	—	12	—	12
Other Assets	278	78	31	387
Insurance contracts	—	342	—	342
Cash and cash equivalents	357	12	—	369
Totals	$813	$10,491	$1,648	$12,952

	As of March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$—	$—	$—
Global Stocks	—	—	—	—
Global/International Equity commingled funds	246	2,260	—	2,506
Global equity mutual funds	—	—	—	—
U.S./North American Equity commingled funds	—	6	—	6
Fixed Income:
Non-U.S. Government funds	—	—	—	—
Fixed income commingled funds	1	42	15	58
Fixed income mutual funds	—	4	—	4
Corporate bonds	—	5,500	—	5,500
Alternatives:
Other Alternatives (1)	1	2,706	1,930	4,637
Hedge Funds(2)	—	10	1	11
Other Assets	70	65	85	220
Insurance contracts	4	380	—	384
Cash and cash equivalents	97	2	—	99
Totals	$419	$10,975	$2,031	$13,425

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2020	$1,358
Actual return on plan assets held at the reporting date	233
Purchases, sales and settlements	279
Transfers in and / or out of Level 3	—
Changes due to exchange rates	161
Balance as of March 31, 2021	2,031
Actual return on plan assets held at the reporting date	(156)
Purchases, sales and settlements	(156)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	(71)
Balance as of March 31, 2022	$1,648

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2022	March 31, 2021
Equity securities	18%	19%
Debt securities	37%	42%
Alternatives	39%	37%
Cash and other	6%	2%
Total	100%	100%

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. For certain plans, the Company will match employee contributions.The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. During fiscal 2022, 2021 and 2020, the Company contributed $226 million, $221 million and $192 million, respectively, to its defined contribution plans. As of March 31, 2022, plan assets included 2,785,795 shares of the Company’s common stock.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $36 million as of March 31, 2022 and $42 million as of March 31, 2021. The Company's expense under the Plan totaled $2 million and $8 million for fiscal 2022 and 2021 respectively.

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

Share Repurchase Program

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board of Directors with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC announced that its board of directors approved an incremental $2.0 billion share repurchase authorization. On February 2, 2022, DXC announced its intention to repurchase incrementally up to $1.0 billion of its outstanding shares of common stock in the open market. An expiration date has not been established for this repurchase plan. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during fiscal 2021. The details of shares repurchased during fiscal 2022 and 2020 are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2022
Open market purchases	18,818,934	$33.67	$634
2022 Total	18,818,934	$33.67	$634

2020
Open market purchases	12,279,107	$43.67	$536
ASR	3,654,544	$54.73	$200
2020 Total	15,933,651	$46.21	$736

Treasury Stock Transactions

In fiscal 2022, 2021 and 2020 the Company accepted 4,614, 4,050 and 38,902 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2022, 2021 and 2020, the Company accepted 415,438, 305,269 and 321,148 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 2,878,079 treasury shares as of March 31, 2022.

Dividends

The Board of Directors (the “Board”) has suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. As of March 31, 2022 the Company does not intend to reinstate its quarterly cash dividends. During fiscal 2020, the Company declared dividends of $0.84 per common share totaling $219 million.

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities		Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(517)	$(3)	$9		$267	$(244)
Current-period other comprehensive loss	(334)	(15)	—	0	—	(349)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(2)	—		(8)	(10)
Balance at March 31, 2020	$(851)	$(20)	$9		$259	$(603)
Current-period other comprehensive income (loss)	297	14	(9)		—	302
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	5	—		(6)	(1)
Balance at March 31, 2021	$(554)	$(1)	$—		$253	$(302)
Current-period other comprehensive (loss) income	(11)	17	—		—	6
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes(1)	(86)	(6)	—		3	(89)
Balance at March 31, 2022	$(651)	$10	$—		$256	$(385)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 3 – “Divestitures” for additional information.

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

The DXC Share Purchase Plan allows DXC’s employees located in the U.K. to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 29,391 shares purchased under this plan during fiscal 2022.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2022
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	31,331,818
DXC Director Equity Plan	745,000	361,651
DXC Share Purchase Plan	250,000	125,917
Total	52,195,000	31,819,386

The Company recognized share-based compensation expense for fiscal 2022, 2021 and 2020 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Total share-based compensation cost	$101	$56	$68
Related income tax benefit	$14	$6	$12
Total intrinsic value of options exercised	$8	$1	$8
Tax benefits from exercised stock options and awards	$17	$6	$14

As of March 31, 2022, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $151 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.79 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	2,318,768	$30.40	4.80	$79
Granted	—	$—
Exercised	(331,172)	$31.36		$8
Canceled/Forfeited	(2,213)	$55.95
Expired	(115,568)	$34.97
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(89,335)	$16.01		$1
Canceled/Forfeited	—	$—
Expired	(104,900)	$33.53
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(510,294)	$23.27		$8
Canceled/Forfeited	—	$—
Expired	(53,899)	$35.57
Outstanding as of March 31, 2022	1,111,387	$33.47	3.01	$5
Vested and expected to vest in the future as of March 31, 2022	1,111,387	$33.47	3.01	$5
Exercisable as of March 31, 2022	1,111,347	$33.47	3.01	$5

	As of March 31, 2022
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.96 - $24.47	137,920	$19.89	1.89	137,920	$19.89
$25.14 - $41.92	518,356	$27.34	2.89	518,356	$27.34
$42.05 - $58.80	455,111	$44.59	3.49	455,111	$44.59
	1,111,387			1,111,387

The cash received from stock options exercised during fiscal 2022, 2021 and 2020 was $12 million, $1 million and $9 million, respectively.

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2019	2,809,775	$67.27
Granted	3,166,405	$45.58
Released/Issued	(1,039,346)	$54.39
Canceled/Forfeited	(762,358)	$59.46
Outstanding as of March 31, 2020	4,174,476	$55.45
Granted	8,026,810	$20.92
Released/Issued	(1,249,681)	$52.82
Canceled/Forfeited	(2,625,385)	$35.16
Outstanding as of March 31, 2021	8,326,220	$28.98
Granted	2,972,253	$50.87
Released/Issued	(2,141,180)	$34.12
Canceled/Forfeited	(1,680,167)	$34.93
Outstanding as of March 31, 2022	7,477,126	$35.89
.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2019	75,750	$46.31
Granted	62,200	$35.90
Released/Issued	(23,335)	$60.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2020	114,615	$37.69
Granted	118,500	$18.82
Released/Issued	(48,455)	$26.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2021	184,660	$28.42
Granted	74,300	$35.18
Released/Issued	(102,238)	$21.43
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2022	156,722	$36.18

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Cash paid for:
Interest	$227	$334	$371
Taxes on income, net of refunds(1)	$394	$798	$247

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$279	$530	$411
Prepaid assets acquired under long-term financing	$107	$46	$99
Investing:
Capital expenditures in accounts payable and accrued expenses	$9	$341	$66
Capital expenditures through finance lease obligations	$233	$348	$605
Assets acquired under long-term financing	$44	$35	$376
Decrease in deferred purchase price receivable	$—	$(52)	$(205)
Contingent consideration	$—	$3	$18
Financing:
Dividends declared but not yet paid	$—	$—	$55
Shares repurchased but not settled in cash	$6	$—	$—

(1) Income tax refunds were $54 million, $70 million, and $42 million for fiscal 2022, 2021, and 2020, respectively.
(2)There were $1,085 million, $763 million, and $216 million in modifications and terminations in fiscal 2022, 2021, and 2020, respectively, and net of $87 million change in lease classification from operating to finance lease in fiscal 2020,

Note 19 - Other (Income) Expense, Net

The following table summarizes components of other (income) expense, net:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Non-service cost components of net periodic pension (income) expense	$(1,066)	$110	$(658)
Foreign currency loss (gain)	13	14	(25)
Other gain	(28)	(22)	(37)
Totals	$(1,081)	$102	$(720)

Non-service cost components of net periodic pension expense resulted primarily from the actuarial gain of $664 million compared to the loss of $537 million prior year. See Note 15 - Pension and Other Benefit Plans. Foreign currency loss (gain) resulted from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program. Other gain primarily relates to gain on sale of non-operating assets.

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

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

•Analytics and Engineering. Our portfolio of analytics services and extensive partner ecosystem help customers gain rapid insights, automate operations, and accelerate their transformation journeys. We provide software engineering, consulting, and data analytics solutions that enable businesses to run and manage their mission-critical functions, transform their operations, and develop new ways of doing business.
•Applications. We use advanced technologies and methods to accelerate the creation, modernization, delivery and maintenance of high-quality, secure applications allowing customers to innovate faster while reducing risk, time to market, and total cost of ownership. We support customers across all industries, including public sector, insurance, banking and capital markets, and automotive.
•Business process services. We perform the integration and optimization of front and back office processes, as well as agile process automation. This helps companies to reduce cost and minimize business disruption, human error, and operational risk while improving customer experiences.

Global Infrastructure Services

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers. GIS offerings include:

•Cloud and Security. We help customers rapidly modernize by adapting legacy apps to cloud, migrate the right workloads, and effectively manage their multi-cloud environments. Our security solutions help predict attacks, proactively respond to threats, ensure compliance and protect data, applications and infrastructure.
•IT Outsourcing ("ITO"). Our ITO services help customers securely and cost-effectively run mission-critical systems and IT infrastructure. We manage and simplify our customers’ existing IT investments, reduce the costs to run them and provide a path for customers to move portions of their IT estates to the cloud to drive innovation and additional savings.
•Modern Workplace. We provide services to fit our customer’s employee, business and IT needs from intelligent collaboration, modern device management, digital support services, and mobility services. Our focus on the employee experience provides a consumer-like, digital experience that fits the needs of today's professional.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2022
Revenues	$7,598	$8,667	$16,265	$—	$16,265
Segment Profit	$1,160	$475	$1,635	$(260)	$1,375
Depreciation and amortization (1)	$180	$991	$1,171	$112	$1,283

Fiscal Year Ended March 31, 2021
Revenues	$8,336	$9,393	$17,729	$—	$17,729
Segment Profit	$1,120	$245	$1,365	$(263)	$1,102
Depreciation and amortization (1)	$212	$1,122	$1,334	$106	$1,440

Fiscal Year Ended March 31, 2020
Revenues	$9,111	$10,466	$19,577	$—	$19,577
Segment Profit	$1,301	$1,007	$2,308	$(247)	$2,061
Depreciation and amortization (1)	$199	$1,051	$1,250	$109	$1,359

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $434 million, $530 million, and $583 million for fiscal 2022, 2021, and 2020, respectively.

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

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Total profit for reportable segments	$1,635	$1,365	$2,308
All other loss	(260)	(263)	(247)
Subtotal	$1,375	$1,102	$2,061
Interest income	65	98	165
Interest expense	(204)	(361)	(383)
Restructuring costs	(318)	(551)	(252)
Transaction, separation and integration-related costs	(26)	(358)	(318)
Amortization of acquired intangibles	(434)	(530)	(583)
Gains on dispositions	341	2,004	—
Pension and OPEB actuarial and settlement gains (losses)	684	(519)	244
Debt extinguishment cost	(311)	(41)	—
Impairment losses	(31)	(190)	(6,794)
Gain on arbitration award	—	—	632
Income (loss) before income taxes	$1,141	$654	$(5,228)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment is not disclosed.

Geographic Information

See Note 21 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2022	March 31, 2021
United States	$975	$1,189
U.K.	415	465
Australia	120	149
Other Europe	460	603
Other International	442	540
Total Property and Equipment, net	$2,412	$2,946

No single customer exceeded 10% of the Company’s revenues during fiscal 2022, fiscal 2021 or fiscal 2020.

Note 21 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
United States	$4,775	$5,983	$7,225
U.K.	2,295	2,413	2,776
Other Europe	5,117	5,129	5,121
Australia	1,549	1,529	1,487
Other International	2,529	2,675	2,968
Total Revenues	$16,265	$17,729	$19,577

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2022, approximately $22 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations in fiscal 2023, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2022	March 31, 2021
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,694	$2,871
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$371	$351
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,915	$1,701

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Balance, beginning of period	$1,701	$1,756
Deferred revenue	3,099	2,933
Recognition of deferred revenue	(2,770)	(2,922)
Currency translation adjustment	(43)	128
Other(1)	(72)	(194)
Balance, end of period	$1,915	$1,701

(1) For fiscal 2021, Other included contract liabilities of $52 million related to the divested HHS business and $62 million related to the HPS business and other insignificant businesses reclassified to assets held for sale. See note Note 3 - "Divestitures and Note 4 - "Assets Held for Sale" for more information.

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2022	March 31, 2021
Capitalized sales commission costs(1)	$191	$256
Transition and transformation contract costs, net(2)	$818	$888

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2022	March 31, 2021	March 31, 2020
Capitalized sales commission costs amortization(1)	$85	$70	$72
Transition and transformation contract cost amortization(2)	$227	$264	$280

(1)Capitalized sales commission costs are included within other assets in the accompanying balance sheets and amortization expense related to the capitalized sales commission assets are included in selling, general, and administrative expenses in the accompanying statements of operations.
(2)Transition and transformation contract costs, net reflect the Company’s setup costs incurred upon initiation of an outsourcing contract and are included within other assets in the accompanying balance sheets and amortization expense are included within depreciation and amortization in the accompanying statements of operations.

Note 22 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $318 million, $551 million and $252 million for fiscal 2022, 2021 and 2020, respectively. The costs recorded during fiscal 2022 were largely the result of implementing the Fiscal 2022 Plan as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2022	March 31, 2021
Accrued expenses and other current liabilities	$113	$225
Other long-term liabilities	39	45
Total	$152	$270

Summary of Restructuring Plans

Fiscal 2022 Plan

During fiscal 2022, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2022 Plan”). Also included in restructuring costs for the fiscal year ended March 31, 2022 is $18 million related to amortization of right-of-use assets and interest expense for leased facilities that we have vacated but that are being actively marketed for sublease, or we are in negotiations with the landlord to potentially terminate or modify those leases.

Fiscal 2021 Plan

During fiscal 2021, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2021 Plan”). The Fiscal 2021 Plan includes workforce optimization programs and facilities and data center rationalization. Costs incurred to date under the Fiscal 2021 Plan total $541 million, comprising $499 million in employee severance and $42 million of facilities costs.

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

Other Prior Year Plans

In June 2017, management approved a post-HPES Merger restructuring plan to optimize the Company’s operations in response to a continuing business contraction. Other prior year plans focus mainly on optimizing specific aspects of the global workforce, increasing the proportion of work performed in low-cost offshore locations and re-balancing the organizational structure. Additionally, these plans included global facility restructuring, including a global data center restructuring program. Costs incurred to date under other prior year plans total $1,478 million, comprising $1,141 million in employee severance and $337 million of facilities costs.

Acquired Restructuring Liabilities

As a result of the merger of Computer Sciences Corporation ("CSC") and HPES ("HPES Merger"), DXC acquired restructuring liabilities under restructuring plans that were initiated for HPES under plans approved by the HPE Board of Directors.

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2021	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2022
Fiscal 2022 Plan
Workforce Reductions	$—	$228	$(5)	$(133)	$(6)	$84
Facilities Costs	—	92	(62)	(30)	1	1
	—	$320	(67)	(163)	(5)	85

Fiscal 2021 Plan
Workforce Reductions	$180	$(2)	$—	$(142)	$(3)	$33
Facilities Costs	3	5	(5)	(2)	—	1
	183	3	(5)	(144)	(3)	34

Fiscal 2020 Plan
Workforce Reductions(3)	$27	$(2)	$—	$(18)	$(1)	$6
Facilities Costs	—	—	—	—	—	—
	27	(2)	—	(18)	(1)	6

Other Prior Year Plans
Workforce Reductions	$19	$2	$—	$(17)	$—	$4
Facilities Costs	6	(1)	1	(4)	—	2
	25	1	1	(21)	—	6

Acquired Liabilities
Workforce Reductions	$34	$(4)	$—	$(7)	$(2)	$21
Facilities Costs	1	—	—	(1)	—	—
	$35	(4)	—	(8)	(2)	21
Total	$270	$318	$(71)	$(354)	$(11)	$152

(1) Pension benefit augmentations recorded as a pension liability and asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

	Restructuring Liability as of March 31, 2020	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2021
Fiscal 2021 Plan
Workforce Reductions	$—	$501	$(11)	$(313)	$3	$180
Facilities Costs	—	37	(17)	(14)	(3)	3
	—	538	(28)	(327)	—	183

Fiscal 2020 Plan
Workforce Reductions(3)	$74	$8	$1	$(60)	$4	$27
Facilities Costs	2	(4)	4	(2)	—	—
	76	4	5	(62)	4	27

Fiscal 2019 Plan
Workforce Reductions	$25	$(1)	$(2)	$(17)	$2	$7
Facilities Costs	5	(2)	1	(1)	3	6
	30	(3)	(1)	(18)	5	13

Other Prior Year Plans
Workforce Reductions	$24	$12	$(7)	$(19)	$2	$12
Facilities Costs	—	—	—	—	—	—
	24	12	(7)	(19)	2	12

Acquired Liabilities
Workforce Reductions	$39	$1	$—	$(7)	$1	$34
Facilities Costs	11	(1)	1	(9)	(1)	1
	50	—	1	(16)	—	35
Total	$180	$551	$(30)	$(442)	$11	$270

(1) Pension benefit augmentations recorded as a pension liability and asset impairment.
(2) Foreign currency translation adjustments.
(3) Fiscal 2020 workforce reductions includes a $14 million adjustment to restructuring expense related to the prior year.

Note 23 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to seven years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2022 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2023	$828
2024	393
2025	249
2026	239
2027	14
Total	$1,723

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2022:

(in millions)	Fiscal 2023	Fiscal 2024	Fiscal 2025 and Thereafter	Totals
Surety bonds	$86	$7	$6	$99
Letters of credit	77	47	575	699
Stand-by letters of credit	70	31	9	110
Totals	$233	$85	$590	$908

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

Contingencies

Insurance Recovery re Kemper Litigation: The Company previously disclosed litigation with Kemper Corporate Services, Inc., in which an arbitration award was issued against the Company in October 2017. Following a series of appeals, the Company paid the balance of the judgment in February 2020, which net of insurance recovery, totaled $60 million. The Company has since recovered an additional $37 million from its insurance carriers and continues to pursue additional recovery. All material issues pertaining to this matter have concluded.

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

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action. In November 2021, notice was sent to putative members of the ADEA collectives regarding participation in the case. In February 2022, the notice period closed.

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

Oracle’s claims arise primarily out of HPE’s prior relationship with a third-party maintenance provider named Terix Computer Company, Inc. (“Terix”). Oracle claims that Terix infringed its copyrights while acting as HPE’s subcontractor for certain customers of HPE’s multivendor support business. Oracle claims that HPE is liable for vicarious and contributory infringement arising from the alleged actions of Terix and for direct infringement arising from HPE's own alleged conduct.

On January 29, 2019, the court granted HPE’s motion for summary judgment and denied Oracle’s motion for summary judgment, resolving the matter in HPE’s favor. Oracle appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. In August 2020, the court granted Oracle's appeal in part. The case was then remanded to the District Court for further proceedings.

In January 2021, the District Court entered a scheduling order that provided for summary judgment briefing to be completed by May 2021 and a trial date in November 2021. In June 2021, the Court issued a decision denying HPE’s motion for summary judgment and granting Oracle’s motion for summary judgment on various HPE defenses. In November 2021, the court issued an order continuing the trial to May 2022. The trial is scheduled to begin on May 23, 2022.

In re DXC Technology Company Securities Litigation: Previously disclosed matters have been dismissed, with one case remaining, in the Superior Court of the State of California.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The action asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. The putative class of plaintiffs includes all persons who acquired shares of the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC.

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint. In April 2022, the Company moved to dismiss the amended complaint. A hearing on the Company’s motion to dismiss is scheduled for August 2022.

The Company believes that the final remaining lawsuit described above is also without merit, and it intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain of our tax positions. For more detail, see Note 13 - "Income Taxes" for further information.

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that DXC's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of DXC are being made only in accordance with authorization of management and the directors of DXC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Remediation Efforts to Address Material Weakness

As previously disclosed in Item 9A of our Annual Report for the year ended March 31, 2021 and Item 4 of our Quarterly Reports during fiscal year 2022, management previously identified and disclosed a material weakness in internal control over financial reporting related to establishment and timely reassessment of policies and procedures for complex transactions and processes and the related impacts to control activities. During the quarter ended March 31, 2022, the Company completed the remediation of this material weakness.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, other than the changes related to the remediation of the material weakness discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Ashburn, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors,” "Delinquent Section 16(a) Reports", “Corporate Governance,” and “Additional Information-Business for 2022 Annual Meeting" in our 2022 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2022, and such information is incorporated herein by reference.

We have a written Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and every other officer and employee of DXC. Our Code of Conduct is available on our website, www.dxc.technology, under the heading Leadership and Governance. If any amendment to, or a waiver from, a provision of the Code of Conduct is made, we intend to disclose such information on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2022 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2022. See Note 17 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,745,235	4.25	31,693,469
Equity compensation plans not approved by security holders	—	—	—
Total	8,745,235	4.25	31,693,469

Other information required by this Item will appear in the 2022 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2022 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2022 Proxy Statement under the heading "Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2023" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.3
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
4.7
Indenture, dated September 9, 2021, by and among DXC Capital Funding DAC, as issuer, DXC Technology Company and DXC Luxembourg International S.à r.l., as guarantors, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.8	Form of DXC Capital Funding DAC’s 0.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.9	Form of DXC Capital Funding DAC’s 0.950% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.10	Description of Securities (filed herewith)

10.1
Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed November 4, 2021) (file no. 001-38033))

10.2
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.3
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.4
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.5
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.6
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.7
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.8
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.9
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.10
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.11
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.12
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.13
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.14
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.15
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.16
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.17
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.18
Tenth Amendment to the Receivables Purchase Agreement dated as of August 10, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.19
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2021, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 5, 2021) (file no. 001-38033))

10.20
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.21*
DXC Technology Company 2017 Omnibus Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix C to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033)

10.22*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033)

10.23*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.24*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.25*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.26*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.27*	Form of Fiscal 2023 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.28*
Form of Fiscal 2022 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.29*
Form of Fiscal 2021 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.30*
Form of Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033)

10.31*	Form of Fiscal 2023 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.32*
Form of Fiscal 2022 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.33*
Form of Fiscal 2021 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.34*
Form of Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033)

10.35*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.36*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.37*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.38*
Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.39*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.40*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.41*
Form of Fiscal 2022 Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.42*	Employment Agreement with Michael J. Salvino (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))
10.43*
Amendment to Employment Agreement with Michael J. Salvino dated May 27, 2021 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

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

DXC TECHNOLOGY COMPANY

Dated:	May 25, 2022	By:	/s/ Kenneth P. Sharp
		Name:	Kenneth P. Sharp
		Title:	Executive Vice President and Chief Financial Officer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Salvino	President and Chief Executive Officer, Director	May 25, 2022
Michael J. Salvino	(Principal Executive Officer)

/s/ Kenneth P. Sharp	Executive Vice President and Chief Financial Officer	May 25, 2022
Kenneth P. Sharp	(Principal Financial Officer)

/s/ Christopher A. Voci	Senior Vice President and Corporate Controller	May 25, 2022
Christopher A. Voci	(Principal Accounting Officer)

/s/ Ian C. Read	Chairman	May 25, 2022
Ian C. Read

/s/ Mukesh Aghi	Director	May 25, 2022
Mukesh Aghi

/s/ Amy E. Alving	Director	May 25, 2022
Amy E. Alving

/s/ David A. Barnes	Director	May 25, 2022
David A. Barnes

/s/ Raul J. Fernandez	Director	May 25, 2022
Raul J. Fernandez

/s/ David L. Herzog	Director	May 25, 2022
David L. Herzog

/s/ Mary Louise Krakauer	Director	May 25, 2022
Mary Louise Krakauer

/s/ Dawn Rogers	Director	May 25, 2022
Dawn Rogers

/s/ Manoj P. Singh	Director	May 25, 2022
Manoj P. Singh

/s/ Carrie Teffner	Director	May 25, 2022
Carrie Teffner

/s/ Akihiko Washington	Director	May 25, 2022
Akihiko Washington

/s/ Robert F. Woods	Director	May 25, 2022
Robert F. Woods