Form 10-Q
period 2022-06-30
DXC Technology Co
filed 2022-08-04
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Registrant’s telephone number, including area code: (703) 972-7000

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
       ☐ Yes  ☒   No

229,876,830 shares of common stock, par value $0.01 per share, were outstanding on July 25, 2022.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2022	June 30, 2021

Revenues	$3,707	$4,141

Costs of services (excludes depreciation and amortization and restructuring costs)	2,930	3,255
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	349	383
Depreciation and amortization	389	422
Restructuring costs	33	67
Interest expense	37	62
Interest income	(20)	(20)
Debt extinguishment costs	—	28
Gain on disposition of businesses	(29)	(377)
Other income, net	(104)	(103)
Total costs and expenses	3,585	3,717

Income before income taxes	122	424
Income tax expense	19	142
Net income	103	282
Less: net income attributable to non-controlling interest, net of tax	1	4
Net income attributable to DXC common stockholders	$102	$278

Income per common share:
Basic	$0.44	$1.09
Diluted	$0.43	$1.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021

Net income	$103	$282
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax expense (benefit) of $5 and $(2)	(176)	(112)
Cash flow hedges adjustments, net of tax benefit of $1 and $0	—	(1)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $4 and $0	(2)	(2)
Pension and other post-retirement benefit plans, net of tax	(2)	(2)
Other comprehensive loss, net of taxes	(178)	(115)
Comprehensive (loss) income	(75)	167
Less: comprehensive income attributable to non-controlling interest	1	13
Comprehensive (loss) income attributable to DXC common stockholders	$(76)	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,209	$2,672
Receivables and contract assets, net of allowance of $46 and $55	3,693	3,854
Prepaid expenses	666	617
Other current assets	270	268
Assets held for sale	10	35
Total current assets	6,848	7,446
Intangible assets, net of accumulated amortization of $5,186 and $5,124	3,117	3,378
Operating right-of-use assets, net	1,025	1,133
Goodwill	582	617
Deferred income taxes, net	210	221
Property and equipment, net of accumulated depreciation of $3,917 and $3,998	2,212	2,412
Other assets	4,602	4,850
Assets held for sale - non-current	51	82
Total Assets	$18,647	$20,139
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	904	900
Accounts payable	795	840
Accrued payroll and related costs	610	570
Current operating lease liabilities	346	388
Accrued expenses and other current liabilities	2,479	2,882
Deferred revenue and advance contract payments	938	1,053
Income taxes payable	181	197
Liabilities related to assets held for sale	4	23
Total current liabilities	6,257	6,853
Long-term debt, net of current maturities	3,874	4,065
Non-current deferred revenue	806	862
Non-current operating lease liabilities	742	815
Non-current income tax liabilities and deferred tax liabilities	919	994
Other long-term liabilities	1,000	1,136
Liabilities related to assets held for sale - non-current	—	39
Total Liabilities	13,598	14,764
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of June 30, 2022 and March 31, 2022	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 232,994,878 as of June 30, 2022 and 240,508,348 as of March 31, 2022	2	3
Additional paid-in capital	9,708	10,057
Accumulated deficit	(4,239)	(4,450)
Accumulated other comprehensive loss	(563)	(385)
Treasury stock, at cost, 3,160,188 and 2,878,079 shares as of June 30, 2022 and March 31, 2022	(183)	(173)
Total DXC stockholders’ equity	4,725	5,052
Non-controlling interest in subsidiaries	324	323
Total Equity	5,049	5,375
Total Liabilities and Equity	$18,647	$20,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$103	$282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	398	427
Operating right-of-use expense	106	130
Share-based compensation	28	25
Deferred taxes	(38)	(25)
Gain on dispositions	(62)	(414)
Provision for losses on accounts receivable	2	(3)
Unrealized foreign currency exchange loss (gain)	46	(8)
Debt extinguishment costs	—	28
Other non-cash charges, net	3	3
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in assets	(69)	26
Decrease in operating lease liability	(106)	(130)
Decrease in other liabilities	(248)	(370)
Net cash provided by (used in) operating activities	163	(29)

Cash flows from investing activities:
Purchases of property and equipment	(68)	(98)
Payments for transition and transformation contract costs	(57)	(55)
Software purchased and developed	(50)	(122)
Business dispositions, net of cash sold	(36)	513
Proceeds from sale of assets	14	67
Other investing activities, net	5	6
Net cash (used in) provided by investing activities	(192)	311

Cash flows from financing activities:
Borrowings of commercial paper	292	216
Repayments of commercial paper	(239)	(194)
Borrowings on long-term debt	—	19
Principal payments on long-term debt	—	(352)
Payments on finance leases and borrowings for asset financing	(159)	(494)
Proceeds from stock options and other common stock transactions	1	9
Taxes paid related to net share settlements of share-based compensation awards	(12)	(11)
Payments for debt extinguishment costs	—	(28)
Repurchase of common stock and advance payment for accelerated share repurchase	(272)	(48)
Other financing activities, net	(5)	17
Net cash used in financing activities	(394)	(866)
Effect of exchange rate changes on cash and cash equivalents	(50)	13
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(473)	(571)
Cash classified within current assets held for sale	10	63
Net decrease in cash and cash equivalents	(463)	(508)
Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at end of period	$2,209	$2,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				102			102	1	103
Other comprehensive loss					(178)		(178)		(178)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program	(8,851)	(1)	(374)	109			(266)		(266)
Stock option exercises and other common stock transactions	1,338		1				1		1
Balance at June 30, 2022	232,995	$2	$9,708	$(4,239)	$(563)	$(183)	$4,725	$324	$5,049

	Three Months Ended June 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				278			278	4	282
Other comprehensive loss					(124)		(124)	9	(115)
Share-based compensation expense			18				18		18
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program	(1,750)		(74)	7			(67)		(67)
Stock option exercises and other common stock transactions	1,378		8				8		8
Non-controlling interest distributions and other				1			1	(39)	(38)
Balance at June 30, 2021	256,681	$3	$10,713	$(5,045)	$(426)	$(168)	$5,077	$309	$5,386

    (1) 3,160,188 treasury shares as of June 30, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies and public sector organizations trust DXC to deploy services to drive new levels of performance, competitiveness, and customer experience across their IT estates.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income as the “statements of comprehensive income,” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“fiscal 2022”).

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

Recent Accounting Pronouncements

Recently issued ASUs effective after June 30, 2022 are not expected to have a material effect on DXC’s condensed consolidated financial statements.

Note 2 – Divestitures

Fiscal 2023 Divestitures

During the first quarter of fiscal 2023, the Company sold insignificant businesses that resulted in a gain of $38 million. During the first quarter of fiscal 2023, the Company also classified certain insignificant businesses as held for sale and recognized a loss of $9 million.

Planned FDB Sale

During the third quarter of fiscal 2022, a subsidiary of DXC entered into a purchase agreement to sell (the "FDB Sale") its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €300 million (approximately $314 million as of June 30, 2022), subject to certain adjustments. The closing of the transaction is subject to certain conditions, including receipt of certain regulatory consents. Until these regulatory constraints are satisfied, FDB continues to be reported within ongoing operations. At June 30, 2022, FDB held approximately $566 million in cash which primarily related to customer deposit liabilities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for €468 million (approximately $551 million), which included €10 million (approximately $12 million) related to future services to be provided by the Company. The HPS Sale resulted in a pre-tax gain on sale of $341 million, net of closing costs, for the three months ended June 30, 2021. The pre-tax gain on sale was further adjusted during subsequent quarters of fiscal 2022 resulting in a final pre-tax gain on sale of $331 million for fiscal 2022.

Other Divestitures

During the first quarter of fiscal 2022, the Company also sold some insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2022	June 30, 2021
Net income attributable to DXC common shareholders:	$102	$278

Common share information:
Weighted average common shares outstanding for basic EPS	232.48	254.67
Dilutive effect of stock options and equity awards	4.90	5.65
Weighted average common shares outstanding for diluted EPS	237.38	260.32

Earnings per share:
Basic	$0.44	$1.09
Diluted	$0.43	$1.07

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
Stock Options	480,727	529,216
Restricted Stock Units	1,542,055	759,922
Performance Stock Units	234,731	393,802

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	June 30, 2022	March 31, 2022
Beginning balance	$55	$91
Provisions for losses on accounts receivable	2	5
Other adjustments to allowance and write offs	(11)	(41)
Ending balance	$46	$55

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of June 30, 2022, the “Receivables Facility”) with certain unaffiliated financial institutions for the sale of commercial accounts receivable in the United States.

As of June 30, 2022, the total availability under the Receivables Facility was $371 million, and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet. As of June 30, 2022, the Company recorded a $29 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability. The Receivables Facility was amended on July 29, 2022 extending the termination date to July 28, 2023.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

Note 5 – Leases

The Company has operating and finance leases for data centers, corporate offices, and certain equipment. Its leases have remaining lease terms of one to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

(in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	$106	$130
Short-term lease cost	8	11
Variable lease cost	22	18
Sublease income	(4)	(9)
Total operating costs	$132	$150

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$106	$130
ROU assets obtained in exchange for operating lease liabilities(1)	$55	$52

(1) Net of $338 million and $242 million in lease modifications and terminations for the three months ended June 30, 2022 and June 30, 2021, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2022	March 31, 2022
ROU operating lease assets	Operating right-of-use assets, net	$1,025	$1,133

Operating lease liabilities	Current operating lease liabilities	$346	$388
Operating lease liabilities	Non-current operating lease liabilities	742	815
Total operating lease liabilities		$1,088	$1,203

The weighted-average operating lease term was 4.2 years and 4.4 years as of June 30, 2022 and March 31, 2022, respectively. The weighted-average operating lease discount rate was 3.4% and 3.3% as of June 30, 2022 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of June 30, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating lease payments	$286	$304	$232	$141	$68	$150	$1,181
Less: imputed interest							(93)
Total operating lease liabilities							$1,088

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

(in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Amortization of right-of-use assets	$61	$87
Interest on lease liabilities	5	9
Total finance lease cost	$66	$96

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Interest paid for finance lease liabilities – Operating cash flows	$5	$9
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	96	170
Total cash paid in the measurement of finance lease obligations	$101	$179

Capital expenditures through finance lease obligations(1)	$26	$71

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2022	March 31, 2022
ROU finance lease assets	Property and Equipment, net	$534	$602

Finance lease	Short-term debt and current maturities of long-term debt	$267	$289
Finance lease	Long-term debt, net of current maturities	321	354
Total finance lease liabilities(1)		$588	$643

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years as of June 30, 2022 and March 31, 2022, respectively. The weighted-average finance lease discount rate was 2.9% as of June 30, 2022 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Finance lease payments	$217	$196	$116	$58	$26	$1	$614
Less: imputed interest							(26)
Total finance lease liabilities							$588

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 7 – “Derivative Instruments” for information about derivative assets and liabilities. Note 10 – “Debt” includes information about the estimated fair value of the Company’s long-term debt. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	June 30, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$10	$10	$—	$—
Time deposits(1)	46	46	—	—
Other securities(2)	46	—	44	2
Total assets	$102	$56	$44	$2

Liabilities:
Contingent consideration	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

	March 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	51	51	—	—
Other securities(2)	51	—	49	2
Total assets	$107	$56	$49	$2

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $50 million and $53 million, and accumulated (losses) of $(6) million and $(4) million, as of June 30, 2022 and March 31, 2022, respectively. (Loss) gain included in other income, net in the Company’s statements of operations was $(2) million and $1 million for the three months ended June 30, 2022 and June 30, 2021, respectively.

Note 7 – Derivative Instruments

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2022 and March 31, 2022 were $787 million and $727 million, respectively. As of June 30, 2022, the related forecasted transactions extend through June 2024.

For the three months ended June 30, 2022 and June 30, 2021, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended June 30, 2022 and June 30, 2021, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of June 30, 2022, $14 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive loss and income before income taxes

During the three months ended June 30, 2022, the pre-tax gain on derivatives designated for hedge accounting recognized in other comprehensive loss was $2 million and income before income taxes was $4 million. During the three months ended June 30, 2021, the pre-tax gain (loss) on derivatives designated for hedge accounting was not material.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2022 and March 31, 2022 were $1.7 billion and $2.1 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended
(in millions)	Statement of Operations Line Item	June 30, 2022	June 30, 2021
Foreign currency forward contracts	Other income (expense), net	$38	$(35)

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	June 30, 2022	March 31, 2022
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$20	$18

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$25	$9

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	June 30, 2022	March 31, 2022
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$16	$15

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2022, there were eleven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $27 million.

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

As of June 30, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2022, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $17 million. As of March 31, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,025	$3,071	$954
Customer related intangible assets	3,985	2,016	1,969
Other intangible assets	293	99	194
Total intangible assets	$8,303	$5,186	$3,117

	As of March 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,063	$3,039	$1,024
Customer related intangible assets	4,148	1,995	2,153
Other intangible assets	291	90	201
Total intangible assets	$8,502	$5,124	$3,378

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Intangible assets amortization	$199	$215
Transition and transformation contract cost amortization(1)	52	49
Total amortization expense	$251	$264

(1)Transaction and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of June 30, 2022 is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$600
2024	$666
2025	$564
2026	$520
2027	$383
Thereafter	$384

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2022.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures	(9)	—	(9)
Assets held for sale	(3)	—	(3)
Foreign currency translation	(23)	—	(23)
Balance as of June 30, 2022, net	$582	$—	$582

Goodwill, gross	5,072	5,066	10,138
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of June 30, 2022, net	$582	$—	$582

The adjustments for divestitures and assets held for sale are described in Note 2 - "Divestitures." The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2022(1)	March 31, 2022(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	(0.40)% - (0.08)%	2023	$392	$362
Current maturities of long-term debt	Various	2023 - 2024	245	249
Current maturities of finance lease liabilities	0.23% - 13.84%	2023 - 2024	267	289
Short-term debt and current maturities of long-term debt			$904	$900

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	677	720
$700 million Senior notes	1.80%	2027	695	694
€750 million Senior notes	0.45%	2028	779	828
$650 million Senior notes	2.375%	2029	645	644
€600 million Senior notes	0.95%	2032	621	661
Finance lease liabilities	0.23% - 13.84%	2023 - 2027	588	643
Borrowings for assets acquired under long-term financing	0.00% - 6.78%	2023 - 2027	313	344
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2023 - 2024	5	6
Long-term debt			4,386	4,603
Less: current maturities			512	538
Long-term debt, net of current maturities			$3,874	$4,065

(1)The carrying amounts of the senior notes as of June 30, 2022 and March 31, 2022, include the remaining principal outstanding of $3,442 million and $3,575 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $(25) million and $(28) million respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.3 billion and $3.7 billion as of June 30, 2022 and March 31, 2022, respectively, compared with carrying value of $3.8 billion and $4.0 billion as of June 30, 2022 and March 31, 2022, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
United States	$1,131	$1,209
United Kingdom	473	602
Other Europe	1,138	1,305
Australia	391	401
Other International	574	624
Total Revenues	$3,707	$4,141

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of June 30, 2022, approximately $20 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 32% of these remaining performance obligations in fiscal 2023, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2022	March 31, 2022
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,484	$2,694
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$368	$371
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,744	$1,915

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Balance, beginning of period	$1,915	$1,701
Deferred revenue	612	609
Recognition of deferred revenue	(684)	(668)
Currency translation adjustment	(87)	6
Other	(12)	(18)
Balance, end of period	$1,744	$1,630

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	June 30, 2022	March 31, 2022
Accrued expenses and other current liabilities	$84	$113
Other long-term liabilities	29	39
Total	$113	$152

Summary of Restructuring Plans

Fiscal 2023 Plan

During fiscal 2023, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2023 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2022	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of June 30, 2022
Fiscal 2023 Plan
Workforce Reductions	$—	$15	$(1)	$(4)	$(1)	$9
Facilities Costs	—	9	(9)	—	—	—
	—	24	(10)	(4)	(1)	9

Fiscal 2022 Plan
Workforce Reductions	$84	$1	$(2)	$(28)	$(4)	$51
Facilities Costs	1	8	(5)	(3)	—	1
	85	9	(7)	(31)	(4)	52

Fiscal 2021 Plan
Workforce Reductions	$33	$(1)	$—	$(6)	$(2)	$24
Facilities Costs	1	—	—	(1)	—	—
	34	(1)	—	(7)	(2)	24

Other Prior Year Plans
Workforce Reductions	$10	$1	$—	$(5)	$(1)	$5
Facilities Costs	2	—	—	—	—	2
	12	1	—	(5)	(1)	7

Acquired Liabilities
Workforce Reductions	$21	$—	$—	$(1)	$1	$21
Facilities Costs	—	—	—	—	—	—
	21	—	—	(1)	1	21
Total	$152	$33	$(17)	$(48)	$(7)	$113

(1) Pension benefit augmentations recorded as a pension liability, asset impairments and restructuring costs associated with right-of-use assets.
(2)Foreign currency translation adjustments.

Included in restructuring costs for the three months ended June 30, 2022 is $5 million related to amortization of the right-of-use asset and interest expense for leased facilities that we have vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Service cost	$19	$23
Interest cost	67	52
Expected return on assets	(132)	(147)
Amortization of prior service costs	(2)	(2)
Net periodic pension income	$(48)	$(74)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 15.6% and 33.5% for the three months ended June 30, 2022 and June 30, 2021, respectively. For the three months ended June 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income and base erosion payments, and a decrease in uncertain tax positions due to statute of limitation expirations. For the three months ended June 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of the HPS business, and tax rate changes in non-U.S. jurisdictions.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $467 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its future strategy and cash needs.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $27 million tax indemnification receivable related to uncertain tax positions, a $68 million tax indemnification receivable related to other tax payables, and a $112 million tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $59 million tax indemnification receivable from Perspecta related to other tax payables and a $15 million tax indemnification payable to Perspecta related to income tax and other tax receivables.

In connection with the sale of the HPS business, the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2008 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2008 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the IRS Office of Appeals or the U.S. Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of approximately $462 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010, 2011 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations generally for fiscal years 2014 through fiscal 2017 to February 28, 2023, and for the tax years ended October 31, 2017 and October 31, 2018 to September 30, 2023. The statute of limitations is also open on assessments related to certain refund claims for fiscal years 2014 to 2017 through August 15, 2023.

The Company expects to reach resolution with regard to disagreed items for fiscal years 2009 through 2013 no earlier than fiscal 2025, and to reach resolution for fiscal years 2014 through 2017 no earlier than fiscal 2024.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 30, 2022, the Company’s liability for uncertain tax positions decreased by $44 million (excluding interest and penalties and related tax attributes) primarily due to income tax audit settlements and statute of limitation expirations. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $5 million.

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the three months ended June 30, 2022 and June 30, 2021 are shown below:

	Fiscal 2023			Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	8,850,912	$30.09	$266	1,750,000	$38.52	$67
Total	8,850,912	$30.09	$266	1,750,000	$38.52	$67

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive loss before reclassifications	(176)	4	—	(172)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(2)	(6)
Balance at June 30, 2022	$(827)	$10	$254	$(563)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive loss before reclassifications	(35)	(1)	—	(36)
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	—	(2)	(88)
Balance at June 30, 2021	$(675)	$(2)	$251	$(426)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 2 – “Divestitures” for additional information.

Note 16 – Stock Incentive Plans

Restricted Stock Units and Performance-Based Restricted Stock Units

Restricted stock units ("RSUs") represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The Company also grants performance-based restricted stock units (“PSUs”), which generally vest over a three year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified market- and performance-based criteria over the three-year vesting period. The fair value of RSUs and performance-based PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	7,477,126	$35.89	156,722	$36.18
Granted	3,206,094	$38.87	1,800	$29.63
Settled	(1,704,601)	$34.76	—	$—
Canceled/Forfeited	(482,991)	$40.48	—	$—
Outstanding as of June 30, 2022	8,495,628	$36.90	158,522	$36.11

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Total share-based compensation cost	$28	$25
Related income tax benefit	$3	$3

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Cash paid for:
Interest	$22	$65
Taxes on income, net of refunds (1)	$53	$52

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$55	$52
Prepaid assets acquired under long-term financing	$34	$111
Investing:
Capital expenditures in accounts payable and accrued expenses	$8	$1
Capital expenditures through finance lease obligations	$26	$71
Assets acquired under long-term financing	$2	$35
Financing:
Shares repurchased but not settled in cash	$—	$19

(1) Income tax refunds were $13 million and $14 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
(2) Net of $338 million and $242 million in lease modifications and terminations for the three months ended.June 30, 2022 and June 30, 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18 – Segment Information

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
•Applications. We help simplify, modernize, and accelerate mission-critical applications that support business agility and growth through our Applications services. We are the engineers that enable our customers to take advantage of the latest digital platforms with both customized and pre-packaged applications, ensure resiliency, launch new products and enter new markets with minimal disruption. We help customers define, execute and manage their enterprise applications strategy.
•Insurance Software and Business Process Services. We partner with insurance clients, to modernize and run IT systems, provide proprietary modular insurance software and platforms, and operate the full spectrum of insurance business process services. We also help operate and continuously improve bank cards, payment and lending processes and operations, and customer experience operations. We administer 13 million insurance policies and contracts, and manage 250 million customer interactions each year across industries.

Global Infrastructure Services (“GIS”)

GIS provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers. GIS offerings include:

•Security. Our Security services help customers assess risk and proactively address all facets of the security environment, from threat intelligence to compliance. We leverage proven methodologies, intelligent automation and industry-leading partners to tailor security solutions to customers’ unique business needs. Our experts weave cyber resilience into IT security, operations and culture. Whether migrating to the cloud, protecting data with a Zero Trust strategy or managing a security operations center, our Security services enable our customers to focus on their business.
•Cloud Infrastructure and IT Outsourcing (“ITO”). We enable customers to do Cloud Right™, making the right investments at the right time and on the right platforms. We orchestrate hybrid cloud and multicloud environments, ensuring private and public clouds, servers and mainframes operate effectively together. We provide companies with tailored plans for cloud migration and optimization to enable successful transformation. We leverage our deep expertise in legacy IT and drive innovation with reliable, secure, mission-critical IT Outsourcing services – from compute and data center, to storage and backup, to network, to mainframe and to business continuity – providing a clear path to modernization.
•Modern Workplace. Our Modern Workplace services put the employee experience first, helping them achieve new levels of productivity, engagement and collaboration while working seamlessly and securely on any device. Organizations are empowered to deliver a consumer-like experience, centralize IT management and support services, and improve the total cost of ownership.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2022
Revenues	$1,758	$1,949	$3,707	$—	$3,707
Segment profit	$210	$127	$337	$(78)	$259
Depreciation and amortization(1)	$41	$218	$259	$26	$285

Three Months Ended June 30, 2021
Revenues	$1,887	$2,254	$4,141	$—	$4,141
Segment profit	$272	$131	$403	$(71)	$332
Depreciation and amortization(1)	$40	$246	$286	$27	$313

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $104 million and $109 million for the three months ended June 30, 2022 and June 30, 2021, respectively.

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

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Profit
Total profit for reportable segments	$337	$403
All other loss	(78)	(71)
Subtotal	$259	$332
Interest income	20	20
Interest expense	(37)	(62)
Restructuring costs	(33)	(67)
Transaction, separation and integration-related costs	(2)	(9)
Amortization of acquired intangible assets	(104)	(109)
Merger related indemnification	(10)	—
Gains on dispositions	29	347
Debt extinguishment costs	—	(28)
Income before income taxes	$122	$424
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of June 30, 2022 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2023	$614
2024	399
2025	256
2026	246
2027	23
Total	$1,538

Contingencies

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: On August 18, 2016, this purported class and collective action was filed in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the federal Age Discrimination in Employment Act (“ADEA”) and California state law, in connection with workforce reductions that occurred in or after August 2012 in California, and in or after as early as December 2014 in other U.S. locations. Former business units of HPE now owned by the Company, and former business units of the Company now owned by Peraton (formerly Perspecta), may be proportionately liable for any recovery by plaintiffs in this matter.

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action. In November 2021, notice was sent to putative members of the ADEA collectives regarding participation in the case. In February 2022, the notice period closed. The litigation is currently in discovery.

Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company: On March 22, 2016, Oracle filed a complaint against HPE in the U.S. District Court for the Northern District of California, alleging copyright infringement, interference with contract, intentional interference with prospective economic relations, and unfair competition. The litigation relates in part to former business units of HPE that are now owned by the Company. The Company may be required to indemnify HPE for a portion of any recovery by Oracle in the litigation related to these business units.

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

A jury trial was held in May - June 2022, after which a jury awarded Oracle $30 million in damages. A final judgment has yet to be entered, pending the resolution of certain post-trial motions the parties will be filing in July - November 2022.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In re DXC Technology Company Securities Litigation: Previously disclosed securities litigation matters have been dismissed, with one case remaining, in the Superior Court of the State of California.

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

The Company believes that the final remaining lawsuit described above is also without merit, and intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain of our tax positions. For more detail, see Note 14 – “Income Taxes” for further information.

SEC Matter: In December 2019, the Company received a request for voluntary production of information in connection with an informal investigation by the U.S. Securities and Exchange Commission. The current focus of the investigation is the Company’s historical reporting related to its non-GAAP adjustment for “transaction, separation, and integration-related costs,” including whether the disclosure the Company previously used to describe the non-GAAP adjustment was sufficiently broad to cover certain expenses the Company included as transaction, separation, and integration-related costs. The non-GAAP costs at issue primarily consist of expenses associated with the business combination that formed DXC in 2017. The Company has cooperated fully with the SEC’s informal investigation, and the new management team appointed beginning in September of 2019 has proactively clarified and expanded the disclosure of the Company’s non-GAAP transaction, separation, and integration-related costs. In addition, the new management team significantly reduced the transaction, separation, and integration-related costs. The Company intends to continue its voluntary cooperation with the SEC while seeking to resolve the matter.

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
•our inability to develop and expand our service offerings to address emerging business demands and technological trends, including our inability to sell differentiated services amongst our offerings;
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
•the risks associated with our international operations, such as risks related to currency exchange rates and the withdrawal of U.K. from the European Union on January 31, 2020;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc, (including its successors and permitted assigns, “Perspecta”), which was acquired by Peraton in May 2021; and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and subsequent SEC filings, including Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2023 and our financial condition as of June 30, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2023 and fiscal 2022. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

Background

DXC helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. The world’s largest companies and public sector organizations trust DXC to deploy services to drive new levels of performance, competitiveness, and customer experience across their IT estates.

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

Results of Operations

The following table sets forth certain financial data for the first quarters of fiscal 2023 and fiscal 2022:

	Three Months Ended
(In millions, except per-share amounts)	June 30, 2022	June 30, 2021
Revenues	$3,707	$4,141

Income before income taxes	122	424
Income tax expense	19	142
Net income	$103	$282

Diluted earnings per share	$0.43	$1.07

Fiscal 2023 First Quarter Highlights

Financial highlights for the first quarter of fiscal 2023 include the following:

•Revenues for the first quarter of fiscal 2023 were $3.7 billion, a decrease of 10.5% as compared to the first quarter of fiscal 2022. See "Revenues” below for additional information.
•Net income and diluted earnings per share for the first quarter of fiscal 2023 were $103 million and $0.43, respectively. Net income decreased by $179 million during the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. Net income for the first quarter of fiscal 2022 included $377 million of gain on disposition of business.
•Our cash and cash equivalents were $2.2 billion as of June 30, 2022.
•We generated $163 million of net cash provided by operating activities during the first quarter of fiscal 2023, a change of $192 million as compared to $29 million of net cash used in operating activities during the first quarter of fiscal 2022.

Revenues

During the first quarters of fiscal 2023 and fiscal 2022, the distribution of our revenues across operating segments and geographies were as follows:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2022	June 30, 2021	Percentage Change	Constant Currency June 30, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,131	$1,209	(6.5)%	$1,131	(6.5)%
U.K.	473	602	(21.4)%	527	(12.5)%
Other Europe	1,138	1,305	(12.8)%	1,262	(3.3)%
Australia	391	401	(2.5)%	422	5.2%
Other International	574	624	(8.0)%	606	(2.9)%
Total Revenues	$3,707	$4,141	(10.5)%	$3,948	(4.7)%

Reportable Segments
GBS	$1,758	$1,887	(6.8)%	$1,869	(1.0)%
GIS	1,949	2,254	(13.5)%	2,079	(7.8)%
Total Revenues	$3,707	$4,141	(10.5)%	$3,948	(4.7)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

The decrease in revenues for the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022 included an unfavorable foreign currency exchange rate impact of 5.8%, primarily driven by the strengthening of the U.S. dollar against the Euro, British Pound and Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Global Business Services

Our GBS revenues were $1.8 billion in the first quarter of fiscal 2023, a decrease of 6.8% compared to the same period in fiscal 2022. GBS revenue in constant currency decreased 1.0% compared to the same period in fiscal 2022. The decrease in GBS revenues was primarily due to project completions and the disposition of businesses during fiscal 2022 and the first quarter of fiscal 2023. The decrease in GBS revenues was partially offset by additional services provided to new and existing customers and an increase in run-rate project volumes.

For the first quarter of fiscal 2023, GBS contract awards were $1.7 billion, as compared to $2.4 billion during the first quarter of fiscal 2022.

Global Infrastructure Services

Our GIS revenues were $1.9 billion in the first quarter of fiscal 2023, a decrease of 13.5% compared to the same period of fiscal 2022. GIS revenue in constant currency decreased 7.8% compared to the same period of fiscal 2022. The decrease in GIS revenues primarily reflects project completions, project terminations, and a decrease in pass-through revenue associated with the resale of hardware and software. The decrease in GIS revenues was partially offset by additional services provided to new and existing customers and an increase in run-rate project volumes.

For the first quarter of fiscal 2023, GIS contract awards were $1.5 billion, as compared to $2.2 billion during the first quarter of fiscal 2022.

Costs and Expenses

Our total costs and expenses is shown in the tables below:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021	Change	Percentage Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,930	$3,255	$(325)	(10.0)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	349	383	(34)	(8.9)%
Depreciation and amortization	389	422	(33)	(7.8)%
Restructuring costs	33	67	(34)	(50.7)%
Interest expense	37	62	(25)	(40.3)%
Interest income	(20)	(20)	—	—%
Debt extinguishment costs	—	28	(28)	(100.0)%
Gain on disposition of businesses	(29)	(377)	348	(92.3)%
Other income, net	(104)	(103)	(1)	1.0%
Total Costs and Expenses	$3,585	$3,717	$(132)	(3.6)%

Total costs and expenses as a percentage of revenue increased 690 basis points for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022, reflecting a reduction of $348 million in gain on disposition of businesses. Total costs and expenses for the first quarter of fiscal 2023 included a favorable foreign currency exchange rate impact of $216 million.

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2,930 million for the first quarter of fiscal 2023. COS decreased $325 million during the first quarter of fiscal 2023 as compared to the same period of the prior fiscal year. The decrease was primarily due to a favorable foreign currency exchange rate impact of $195 million. The decrease in COS was also driven by cost optimization savings realized during the first quarter of fiscal 2023, partially offset by increased labor investments. COS as a percentage of revenue increased 40 basis points primarily driven by a decline in revenue exceeding the associated decline in costs compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $349 million for the first quarter of fiscal 2023, a decrease of $34 million compared to the same period of the prior fiscal year. The decrease in SG&A during the first quarter of fiscal 2023 was primarily driven by reductions in payroll and related expenses and real estate costs, and included a favorable foreign currency exchange rate impact of $13 million. The decrease in SG&A was partially offset by a $10 million charge for merger related indemnification costs.

Transaction, separation and integration-related costs of $2 million were included in SG&A for the first quarter of fiscal 2023, as compared to $9 million for the comparable period of the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $138 million for the first quarter of fiscal 2023, as compared to $158 million in the same period of the prior fiscal year, a decrease of $20 million primarily due to lower average net property and equipment balances. The decrease in depreciation expense included a favorable foreign currency exchange rate impact of $7 million.

Amortization expense was $251 million for the first quarter of fiscal 2023, as compared to $264 million in the same period of the prior fiscal year, a decrease of $13 million primarily due to a favorable change in foreign currency exchange rate impact of $10 million.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2023, management approved global cost savings initiatives designed to better align our workforce and facility structures. Total restructuring costs recorded, net of reversals, was $33 million for the first quarter of fiscal 2023, as compared to $67 million in the same period of the prior fiscal year, a decrease of $34 million.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2023 was $37 million, as compared to $62 million for the first quarter of fiscal 2022, a decrease of 40.3%. The decrease in interest expense was primarily due to a reduction in bonds and term loans and the Company's refinancing of its high coupon debt subsequent to the first quarter in fiscal 2022 and decreases in interest expense from finance leases and borrowings for asset financing.

Interest income for the first quarter of fiscal 2023 was $20 million, consistent with the same period in the prior fiscal year.

Debt Extinguishment Costs

During the first quarter of fiscal 2022, we recorded $28 million of debt extinguishment costs within the consolidated statement of operations, which consists primarily of costs related to the full redemption of two series of 4.45% senior notes due in fiscal 2023, partial redemption of 4.125% senior notes due in fiscal 2026, and extinguishment of debt associated with borrowings for asset financing. There were no debt extinguishment costs during the first quarter of fiscal 2023.

Gain on Disposition of Businesses

During the first quarter of fiscal 2023, DXC sold insignificant businesses that resulted in a gain of $38 million. This gain was partially offset by a loss of $9 million related to certain insignificant businesses classified as held for sale as of June 30, 2022.

During the first quarter of fiscal 2022, DXC sold its HPS business for $551 million which resulted in an estimated pre-tax gain on sale of $341 million, net of closing costs. The pre-tax gain on sale was further adjusted during subsequent quarters of fiscal 2022 resulting in a final pre-tax gain on sale of $331 million for fiscal 2022. Insignificant businesses were also sold during the first quarter of fiscal 2022 that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in projected closing net working capital.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Non-service cost components of net periodic pension income	$(67)	$(97)
Foreign currency loss	(2)	1
Other gain	(35)	(7)
Total	$(104)	$(103)

The $1 million increase in other income, net, for the first quarter of fiscal 2023, as compared to the same period of the prior fiscal year, was due to a year-over-year increase of $28 million in other gains from sales of non-operating assets and a year-over-year favorable foreign currency impact of $3 million offset by a year-over-year decrease of $30 million in non-service cost components of net periodic pension income attributable to changes in expected returns on assets and other actuarial assumptions.

Taxes

Our effective tax rate (“ETR”) was 15.6% and 33.5% for the first quarter of fiscal 2023 and the first quarter of fiscal 2022, respectively. For the first quarter of fiscal 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income and base erosion payments, and a decrease in uncertain tax positions due to statute of limitation expirations. For the first quarter of fiscal 2022, the primary drivers of the ETR were the global mix of income, gain on sale of the HPS business, and tax rate changes in non-U.S. jurisdictions.

Earnings Per Share

Diluted EPS for the first quarter of fiscal 2023 was $0.43, as compared to $1.07 in the first quarter of fiscal 2022, a decrease of $0.64 due to a decrease of $176 million in net income attributable to DXC common stockholders.

Diluted EPS for the first quarter of fiscal 2023 includes $0.11 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.34 per share of amortization of acquired intangible assets, $0.03 per share of merger related indemnification costs, and $(0.16) per share of net gains on dispositions.

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

One category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS, incremental amortization of intangible assets acquired through business combinations, if included, may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangible assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets, primarily customer-related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

Another category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS is impairment losses, which, if included, may result in a significant difference in period over period expense on a GAAP basis. We exclude impairment losses as these non-cash amounts reflect generally an acceleration of what would be multiple periods of expense and are not expected to occur frequently. Further, assets such as goodwill may be significantly impacted by market conditions outside of management’s control.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2023 First Quarter Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021	Change	Percentage Change
Income before income taxes	$122	$424	$(302)	(71.2)%
Non-GAAP income before income taxes	$242	$290	$(48)	(16.6)%
Net income	$103	$282	$(179)	(63.5)%
Adjusted EBIT	$259	$332	$(73)	(22.0)%

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
•Merger related indemnification - represents the Company’s current estimate of potential liability to HPE for indemnification following the outcome of the Oracle v. HPE litigation in June 2022; obligation pursuant to ES-CSC merger.(2)
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(3)
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(4)
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).(5)

(1) TSI-Related costs for both periods presented include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for the first quarter of fiscal 2023 include $2 million of costs incurred in connection with activities related to acquisitions and divestitures.

The TSI-Related costs for the first quarter of fiscal 2022 include $11 million of costs to execute the strategic alternatives; $4 million legal costs and $(12) million credit towards Perspecta Arbitration settlement, $4 million in expenses related to integration projects resulting from the CSC - HP ES merger (including costs associated with continuing efforts to separate certain IT systems) and $2 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) See Note 19 – “Commitments and Contingencies,” Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company.

(3) Gains and losses on dispositions for the first quarter of fiscal 2023 include a net gain of $38 million on dispositions and a loss of $9 million related to certain insignificant businesses classified as held for sale as of June 30, 2022.

Gains and losses on dispositions for the first quarter of fiscal 2022 include a $341 million gain on sale of the HPS business, gains of $19 million on other dispositions and $(13) million of adjustments relating to the sale of the HHS business.

(4) Debt extinguishment costs adjustments for the first quarter of fiscal 2022 include $18 million to fully redeem two series of our 4.45% senior notes due fiscal 2023, $3 million to partially redeem our 4.125% senior notes due fiscal 2026, and $7 million of debt associated with borrowings for asset financing.

(5) Tax adjustment for the first quarter of fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Non-GAAP Results
Income before income taxes	$122	$33	$2	$104	$10	$(29)	$242
Income tax expense	19	8	—	24	2	9	62
Net income	103	25	2	80	8	(38)	180
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—	—	1
Net income attributable to DXC common stockholders	$102	$25	$2	$80	$8	$(38)	$179

Effective Tax Rate	15.6%						25.6%

Basic EPS	$0.44	$0.11	$0.01	$0.34	$0.03	$(0.16)	$0.77
Diluted EPS	$0.43	$0.11	$0.01	$0.34	$0.03	$(0.16)	$0.75

Weighted average common shares outstanding for:
Basic EPS	232.48	232.48	232.48	232.48	232.48	232.48	232.48
Diluted EPS	237.38	237.38	237.38	237.38	237.38	237.38	237.38

	Three Months Ended June 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	$424	$67	$9	$109	$(347)	$28	—	$290
Income tax expense	142	10	4	24	(91)	7	(28)	68
Net income	282	57	5	85	(256)	21	28	222
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$278	$57	$5	$85	$(256)	$21	$28	$218

Effective Tax Rate	33.5%							23.4%

Basic EPS	$1.09	$0.22	$0.02	$0.33	$(1.01)	$0.08	$0.11	$0.86
Diluted EPS	$1.07	$0.22	$0.02	$0.33	$(0.98)	$0.08	$0.11	$0.84

Weighted average common shares outstanding for:
Basic EPS	254.67	254.67	254.67	254.67	254.67	254.67	254.67	254.67
Diluted EPS	260.32	260.32	260.32	260.32	260.32	260.32	260.32	260.32

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Net income	$103	$282
Income tax expense	19	142
Interest income	(20)	(20)
Interest expense	37	62
EBIT	139	466
Restructuring costs	33	67
Transaction, separation and integration-related costs	2	9
Amortization of acquired intangible assets	104	109
Merger related indemnification	10	—
Gains on dispositions	(29)	(347)
Debt extinguishment costs	—	28
Adjusted EBIT	$259	$332

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2022, our cash and cash equivalents (“cash”) were $2.2 billion, of which $1.0 billion was held outside of the U.S. As of March 31, 2022, our cash was $2.7 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021	Change
Net cash provided by (used in):
Operating activities	$163	$(29)	$192
Investing activities	(192)	311	(503)
Financing activities	(394)	(866)	472
Effect of exchange rate changes on cash and cash equivalents	(50)	13	(63)
Cash classified within current assets held for sale	10	63	(53)
Net decrease in cash and cash equivalents	$(463)	$(508)	$45

Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at the end of period	$2,209	$2,460

Operating cash flow

Net cash provided by (used in) operating activities during the first quarter of fiscal 2023 was $163 million as compared to $(29) million during the comparable period of the prior fiscal year. The change of $192 million was primarily due to a increase in net income, net of adjustments of $141 million, and a $51 million favorable change in working capital due to lower working capital outflows during the first quarter of fiscal 2023.

The following table contains certain key working capital metrics:

	As of
	June 30, 2022	June 30, 2021
Days of sales outstanding in accounts receivable	70	70
Days of purchases outstanding in accounts payable	(48)	(44)
Cash conversion cycle	22	26

Investing cash flow

Net cash (used in) provided by investing activities during the first quarter of fiscal 2023 was $(192) million as compared to $311 million during the comparable period of the prior fiscal year. The change of $503 million was primarily due to decreases in cash from business dispositions of $549 million and in proceeds from sale of assets of $53 million. These decreases were partially offset by a decrease in capital expenditures of $100 million.

Financing cash flow

Net cash used in financing activities during the first quarter of fiscal 2023 was $394 million as compared to $866 million during the comparable period of the prior fiscal year. The $472 million decrease was primarily due to a decrease in payments on capital leases and borrowings for asset financing of $335 million, an increase in commercial paper borrowings, net of repayments of $31 million, payments for debt extinguishment costs of $28 million and net repayments on long term debt of $333 million in the first quarter of fiscal 2022. This was partially offset by an increase in share repurchases of $224 million.

Capital Resources

See Note 19 – “Commitments and Contingencies” for disclosure of certain commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2022	March 31, 2022
Short-term debt and current maturities of long-term debt	$904	$900
Long-term debt, net of current maturities	3,874	4,065
Total debt	$4,778	$4,965

The $187 million decrease in total debt during the first quarter of fiscal 2023 was primarily attributable to the favorable foreign currency exchange rate of U.S. dollar against the Euro. The decrease in total debt also included decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions, partially offset by an increase in commercial paper borrowings.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2022 and June 30, 2021.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Our total liquidity of $5.2 billion as of June 30, 2022, includes $2.2 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility.

Share Repurchases

See Note 15 – “Stockholders’ Equity”.

Dividends

To maintain our financial flexibility we continue to suspend payment of quarterly dividends for fiscal 2023.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, other than as disclosed in Note 4 – “Receivables” and Note 19 – “Commitments and Contingencies”.

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our contractual obligations since March 31, 2022. For further information see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022

For our minimum purchase commitments as of June 30, 2022, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended June 30, 2022, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2022 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Our exposure to market risk has not changed materially since March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 19 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2022 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2022, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	3,430,580	$30.32	3,430,580	$1,050,058,447
May 1, 2022 to May 31, 2022	4,814,532	$29.40	4,814,532	$908,531,890
June 1, 2022 to June 30, 2022	605,800	$34.40	605,800	$887,691,440

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

Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. See Note 15 - "Stockholders’ Equity" to the financial statements in this Quarterly Report on Form 10-Q for more information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
Twelfth Amendment to the Receivables Purchase Agreement dated as of July 29, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.2*
Seventh Amendment to the Purchase and Sale Agreement dated as of July 29, 2022, among DXC Technology Company, as Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer, and the various parties listed as Originators

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

DXC TECHNOLOGY COMPANY

Dated:	August 3, 2022	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer