Form 10-Q
period 2022-09-30
DXC Technology Co
filed 2022-11-04
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
       ☐ Yes  ☒   No

230,065,223 shares of common stock, par value $0.01 per share, were outstanding on October 24, 2022.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$3,566	$4,027	$7,273	$8,168

Costs of services (excludes depreciation and amortization and restructuring costs)	2,775	3,088	5,705	6,343
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	324	370	673	753
Depreciation and amortization	380	448	769	870
Restructuring costs	53	145	86	212
Interest expense	44	61	81	123
Interest income	(28)	(16)	(48)	(36)
Debt extinguishment costs	—	281	—	309
Loss (gain) on disposition of businesses	32	—	3	(377)
Other income, net	(68)	(102)	(172)	(205)
Total costs and expenses	3,512	4,275	7,097	7,992

Income (loss) before income taxes	54	(248)	176	176
Income tax expense (benefit)	26	(61)	45	81
Net income (loss)	28	(187)	131	95
Less: net income attributable to non-controlling interest, net of tax	1	1	2	5
Net income (loss) attributable to DXC common stockholders	$27	$(188)	$129	$90

Income (loss) per common share:
Basic	$0.12	$(0.74)	$0.56	$0.35
Diluted	$0.12	$(0.74)	$0.55	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$28	$(187)	$131	$95
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(165)	(62)	(341)	(174)
Cash flow hedges adjustments, net of tax (2)	2	9	2	8
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(2)	(2)	(4)	(4)
Pension and other post-retirement benefit plans, net of tax	(2)	(2)	(4)	(4)
Other comprehensive loss, net of taxes	(165)	(55)	(343)	(170)
Comprehensive loss	(137)	(242)	(212)	(75)
Less: comprehensive (loss) income attributable to non-controlling interest	(3)	2	(2)	15
Comprehensive loss attributable to DXC common stockholders	$(134)	$(244)	$(210)	$(90)

(1) Tax expense related to foreign currency translation adjustments was $4 and $9 for the three and six months ended September 30, 2022, respectively, and $3 and $1 for the three and six months ended September 30, 2021, respectively.
(2) Tax expense (benefit) related to cash flow hedges adjustments was $0 and $(1) for the three and six months ended September 30, 2022, respectively, and $2 and $2 for the three and six months ended September 30, 2021, respectively.
(3) Tax benefit related to amortization of prior service costs was $0 and $4 for the three and six months ended September 30, 2022, respectively. There was no tax benefit related to amortization of prior service costs for the three and six months ended September 30, 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,260	$2,672
Receivables and contract assets, net of allowance of $42 and $55	3,467	3,854
Prepaid expenses	662	617
Other current assets	289	268
Assets held for sale	—	35
Total current assets	6,678	7,446
Intangible assets, net of accumulated amortization of $5,259 and $5,124	2,884	3,378
Operating right-of-use assets, net	927	1,133
Goodwill	562	617
Deferred income taxes, net	205	221
Property and equipment, net of accumulated depreciation of $3,866 and $3,998	2,039	2,412
Other assets	4,403	4,850
Assets held for sale - non-current	39	82
Total Assets	$17,737	$20,139
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	834	900
Accounts payable	857	840
Accrued payroll and related costs	537	570
Current operating lease liabilities	318	388
Accrued expenses and other current liabilities	2,321	2,882
Deferred revenue and advance contract payments	867	1,053
Income taxes payable	131	197
Liabilities related to assets held for sale	—	23
Total current liabilities	5,865	6,853
Long-term debt, net of current maturities	3,695	4,065
Non-current deferred revenue	789	862
Non-current operating lease liabilities	667	815
Non-current income tax liabilities and deferred tax liabilities	819	994
Other long-term liabilities	966	1,136
Liabilities related to assets held for sale - non-current	—	39
Total Liabilities	12,801	14,764
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2022 and March 31, 2022	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 233,277,611 issued as of September 30, 2022 and 240,508,348 issued as of March 31, 2022	2	3
Additional paid-in capital	9,733	10,057
Accumulated deficit	(4,211)	(4,450)
Accumulated other comprehensive loss	(724)	(385)
Treasury stock, at cost, 3,237,519 and 2,878,079 shares as of September 30, 2022 and March 31, 2022	(185)	(173)
Total DXC stockholders’ equity	4,615	5,052
Non-controlling interest in subsidiaries	321	323
Total Equity	4,936	5,375
Total Liabilities and Equity	$17,737	$20,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$131	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	786	879
Operating right-of-use expense	214	254
Share-based compensation	55	51
Deferred taxes	(103)	(41)
Gain on dispositions	(32)	(415)
Provision for losses on accounts receivable	—	(2)
Unrealized foreign currency exchange loss (gain)	69	(19)
Impairment losses and contract write-offs	21	17
Debt extinguishment costs	—	309
Other non-cash charges, net	(2)	3
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in assets	(185)	348
Decrease in operating lease liability	(214)	(254)
Decrease in other liabilities	(365)	(691)
Net cash provided by operating activities	375	534

Cash flows from investing activities:
Purchases of property and equipment	(146)	(165)
Payments for transition and transformation contract costs	(114)	(107)
Software purchased and developed	(110)	(162)
Business dispositions	51	513
Proceeds from sale of assets	109	87
Short-term investing	—	24
Other investing activities, net	17	9
Net cash (used in) provided by investing activities	(193)	199

Cash flows from financing activities:
Borrowings of commercial paper	710	703
Repayments of commercial paper	(657)	(679)
Borrowings on long-term debt	—	19
Principal payments on long-term debt	(1)	(2,871)
Payments on finance leases and borrowings for asset financing	(274)	(671)
Proceeds from bond issuance	—	2,918
Proceeds from stock options and other common stock transactions	1	12
Taxes paid related to net share settlements of share-based compensation awards	(14)	(13)
Payments for debt extinguishment costs	—	(344)
Repurchase of common stock and advance payment for accelerated share repurchase	(272)	(150)
Other financing activities, net	(6)	13
Net cash used in financing activities	(513)	(1,063)
Effect of exchange rate changes on cash and cash equivalents	(91)	(2)
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(422)	(332)
Cash classified within current assets held for sale	10	63
Net decrease in cash and cash equivalents	(412)	(269)
Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at end of period	$2,260	$2,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2022	232,995	$2	$9,708	$(4,239)	$(563)	$(183)	$4,725	$324	$5,049
Net Income				27			27	1	28
Other comprehensive loss					(161)		(161)	(4)	(165)
Share-based compensation expense			25				25		25
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	283						—		—
Non-controlling interest distributions and other				1			1		1
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936

	Three Months Ended September 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2021	256,681	$3	$10,713	$(5,045)	$(426)	$(168)	$5,077	$309	$5,386
Net loss				(188)			(188)	1	(187)
Other comprehensive loss					(56)		(56)	1	(55)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(2)	(2)		(2)
Share repurchase program	(2,112)		(89)	6			(83)		(83)
Stock option exercises and other common stock transactions	434		3				3		3
Non-controlling interest distributions and other			$(3)	2			(1)		(1)
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083

	Six Months Ended September 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				129			129	2	131
Other comprehensive loss					(339)		(339)	(4)	(343)
Share-based compensation expense			49				49		49
Acquisition of treasury stock						(12)	(12)		(12)
Share repurchase program	(8,851)	(1)	(374)	109			(266)		(266)
Stock option exercises and other common stock transactions	1,621		1				1		1
Non-controlling interest distributions and other				1			1		1
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936

	Six Months Ended September 30, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				90			90	5	95
Other comprehensive loss					(180)		(180)	10	(170)
Share-based compensation expense			40				40		40
Acquisition of treasury stock						(12)	(12)		(12)
Share repurchase program	(3,862)		(163)	13			(150)		(150)
Stock option exercises and other common stock transactions	1,812		11				11		11
Non-controlling interest distributions and other			(3)	3			—	(39)	(39)
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083

    (1) 3,237,519 treasury shares as of September 30, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. With decades of driving innovation, the world’s largest companies and public sector organizations trust DXC to deploy services to drive new levels of performance, competitiveness and customer experience across their IT estates.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive Loss as the “statements of comprehensive loss,” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive loss attributable to non-controlling interests are presented separately in the statements of comprehensive loss. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

Recently issued ASUs effective after September 30, 2022 are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

Fiscal 2023 Divestitures

During the first six months of fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $3 million.

In response to the ongoing sanctions against certain industry sectors and parties in Russia due to the impact of the “Russia-Ukraine Conflict”, the Company completed the sale of its primary Russian entity in the first quarter of fiscal 2023. During the second quarter of fiscal 2023, the Company revised its estimate of proceeds from this divestiture based on the evolving conditions in the region.

Planned FDB Sale

During the third quarter of fiscal 2022, a subsidiary of DXC entered into a purchase agreement to sell (the "FDB Sale") its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €300 million (approximately $294 million as of September 30, 2022), subject to certain adjustments. The closing of the transaction is subject to certain conditions, including receipt of certain regulatory consents. Until these regulatory constraints are satisfied, FDB continues to be reported within ongoing operations. At September 30, 2022, FDB held approximately $473 million in cash which primarily related to customer deposit liabilities.

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for approximately $551 million, resulting in a pre-tax gain on sale of $341 million, net of closing costs for the six months ended September 30, 2021.

Other Divestitures

During the first six months of fiscal 2022, the Company also sold certain insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss) attributable to DXC common stockholders:	$27	$(188)	$129	$90

Common share information:
Weighted average common shares outstanding for basic EPS	229.96	252.40	231.21	253.53
Dilutive effect of stock options and equity awards	3.21	—	3.72	5.37
Weighted average common shares outstanding for diluted EPS	233.17	252.40	234.93	258.90

Earnings (loss) per share:
Basic	$0.12	$(0.74)	$0.56	$0.35
Diluted	$0.12	$(0.74)	$0.55	$0.35

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021(1)	September 30, 2022	September 30, 2021
Stock Options	475,559	745,357	478,128	521,967
Restricted Stock Units	2,724,766	1,990,916	2,065,992	205,014
Performance Stock Units	1,079,287	2,829,237	721,803	1,309,752

(1) Due to the Company’s net loss for the three months ended September 30, 2021, stock options, restricted stock units and performance stock units were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	September 30, 2022	March 31, 2022
Beginning balance	$55	$91
Provisions for losses on accounts receivable	—	5
Other adjustments to allowance and write-offs	(13)	(41)
Ending balance	$42	$55

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of September 30, 2022, the “Receivables Facility”) with certain unaffiliated financial institutions for the sale of commercial accounts receivable in the United States. The Receivables Facility was amended on July 29, 2022 extending the termination date to July 28, 2023.

As of September 30, 2022, the total availability under the Receivables Facility was $344 million, and the amount sold to the Purchasers was $377 million, which was derecognized from the Company’s balance sheet. As of September 30, 2022, the Company recorded a $33 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$108	$124	$214	$254
Short-term lease cost	11	12	19	23
Variable lease cost	17	15	39	33
Sublease income	(6)	(17)	(10)	(26)
Total operating costs	$130	$134	$262	$284

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Six Months Ended
(in millions)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$214	$254
ROU assets obtained in exchange for operating lease liabilities(1)	$117	$69

(1) Net of $521 million and $509 million in lease modifications and terminations during the first six months of fiscal 2023 and 2022, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2022	March 31, 2022
ROU operating lease assets	Operating right-of-use assets, net	$927	$1,133

Operating lease liabilities	Current operating lease liabilities	$318	$388
Operating lease liabilities	Non-current operating lease liabilities	667	815
Total operating lease liabilities		$985	$1,203

The weighted-average operating lease term was 4.1 years and 4.4 years as of September 30, 2022 and March 31, 2022, respectively. The weighted-average operating lease discount rate was 3.6% and 3.3% as of September 30, 2022 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating lease payments	$183	$297	$230	$145	$68	$148	$1,071
Less: imputed interest							(86)
Total operating lease liabilities							$985

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of right-of-use assets	$55	$99	$116	$186
Interest on lease liabilities	4	7	9	16
Total finance lease expense	$59	$106	$125	$202

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Interest paid for finance lease liabilities – Operating cash flows	$9	$16
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	168	276
Total cash paid in the measurement of finance lease obligations	$177	$292

Capital expenditures through finance lease obligations(1)	$44	$114

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2022	March 31, 2022
ROU finance lease assets	Property and Equipment, net	$474	$602

Finance lease	Short-term debt and current maturities of long-term debt	$235	$289
Finance lease	Long-term debt, net of current maturities	294	354
Total finance lease liabilities(1)		$529	$643

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years and 2.8 years as of September 30, 2022 and March 31, 2022, respectively. The weighted-average finance lease discount rate was 3.0% and 2.9% as of September 30, 2022 and March 31, 2022, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Finance lease payments	$136	$197	$123	$65	$32	$3	$556
Less: imputed interest							(27)
Total finance lease liabilities							$529

Note 6 – Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 7 – “Derivative Instruments” for information about the Company’s derivative instruments. Note 10 – “Debt” includes information about the estimated fair value of the Company’s long-term debt. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	September 30, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	37	37	—	—
Other securities(2)	42	—	40	2
Total assets	$84	$42	$40	$2

Liabilities:
Contingent consideration	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

	March 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	51	51	—	—
Other securities(2)	51	—	49	2
Total assets	$107	$56	$49	$2

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $47 million and $53 million as of September 30, 2022 and March 31, 2022, respectively. For the periods presented, gains and losses are insignificant and are included in other income, net in the Company’s statements of operations.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2022 and March 31, 2022 were $801 million and $727 million, respectively. As of September 30, 2022, the related forecasted transactions extend through September 2024.

For the three and six months ended September 30, 2022 and September 30, 2021, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and six months ended September 30, 2022 and September 30, 2021, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2022, $17 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive loss and income before income taxes

During the three and six months ended September 30, 2022, the pre-tax gain on derivatives designated for hedge accounting recognized in other comprehensive loss was $7 million and $10 million, respectively, and recognized in income before income taxes was $5 million and $9 million, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2022 and March 31, 2022 were $1.9 billion and $2.1 billion, respectively.

The following table presents the pretax amounts impacting income related to designated and non-designated foreign currency forward contracts:

		For the Three Months Ended		For the Six Months Ended
(in millions)	Statement of Operations Line Item	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign currency forward contracts	Other (income) expense, net	$(41)	$13	$(79)	$48

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2022	March 31, 2022
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$29	$18
	Accrued expenses and other current liabilities	$14	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$38	$9
	Accrued expenses and other current liabilities	$18	$15

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2022, there were 10 counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $38 million.

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

As of September 30, 2022 and March 31, 2022, DXC had $0.2 billion and $0.3 billion, respectively of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2022, the pre-tax gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $17 million and $33 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2022			As of March 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,981	$3,103	$878	$4,063	$3,039	$1,024
Customer related	3,873	2,048	1,825	4,148	1,995	2,153
Other	289	108	181	291	90	201
Total intangible assets	$8,143	$5,259	$2,884	$8,502	$5,124	$3,378

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Intangible asset amortization	$198	$223	$397	$437
Transition and transformation contract cost amortization(1)	53	60	105	110
Total amortization expense	$251	$283	$502	$547

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of September 30, 2022 is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$404
2024	675
2025	558
2026	506
2027	376
Thereafter	365
Total	$2,884

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2022.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures	(12)	—	(12)
Foreign currency translation	(43)	—	(43)
Balance as of September 30, 2022, net	$562	$—	$562

Goodwill, gross	5,052	5,066	10,118
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of September 30, 2022, net	$562	$—	$562

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

The Company concluded that, as a result of its qualitative assessment performed on July 1, 2022, it remained more likely than not that the fair value of the GBS reporting unit exceeds its carrying amount.

As of September 30, 2022, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2022.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	9/30/2022(1)	3/31/2022(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	(0.38)% - 0.97%	2023	$367	$362
Current maturities of long-term debt	Various	2023 - 2024	232	249
Current maturities of finance lease liabilities	0.34% - 14.01%	2023 - 2024	235	289
Short-term debt and current maturities of long-term debt			$834	$900

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	635	720
$700 million Senior notes	1.80%	2027	695	694
€750 million Senior notes	0.45%	2028	730	828
$650 million Senior notes	2.375%	2029	645	644
€600 million Senior notes	0.95%	2032	582	661
Finance lease liabilities	0.34% - 14.01%	2023 - 2028	529	643
Borrowings for assets acquired under long-term financing	0.00% - 6.78%	2023 - 2027	280	344
Mandatorily redeemable preferred stock outstanding	6.00%	2023	63	63
Other borrowings	Various	2023 - 2024	3	6
Long-term debt			4,162	4,603
Less: current maturities			467	538
Long-term debt, net of current maturities			$3,695	$4,065

(1)The carrying amounts of the senior notes as of September 30, 2022 and March 31, 2022, include the remaining principal outstanding of $3,309 million and $3,575 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $(22) million and $(28) million respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

Term Loan

During the second quarter of fiscal 2023, the Company entered into a $500 million term loan credit agreement (the “USD Term Loan”) with certain unaffiliated financial institutions that matures on September 1, 2024, unless the Company exercises its option to extend for one year until September 1, 2025. The USD Term Loan is required to be drawn down by March 1, 2023. The Company did not draw on the USD Term Loan as of September 30, 2022.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.1 billion and $3.7 billion as of September 30, 2022 and March 31, 2022, respectively, compared with carrying value of $3.6 billion and $4.0 billion as of September 30, 2022 and March 31, 2022, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$1,093	$1,193	$2,224	$2,402
United Kingdom	452	569	925	1,171
Other Europe	1,064	1,254	2,202	2,559
Australia	371	395	762	796
Other International	586	616	1,160	1,240
Total Revenues	$3,566	$4,027	$7,273	$8,168

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of September 30, 2022, approximately $19 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 24% of these remaining performance obligations in fiscal 2023, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	September 30, 2022	March 31, 2022
Trade receivables, net	$2,369	$2,694
Contract assets	$355	$371
Contract liabilities	$1,656	$1,915

Changes in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2022	September 30, 2021
Balance, beginning of period	$1,915	$1,701
Deferred revenue	1,075	1,398
Recognition of deferred revenue	(1,145)	(1,334)
Currency translation adjustment	(168)	(21)
Other	(21)	(36)
Balance, end of period	$1,656	$1,708

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	September 30, 2022	March 31, 2022
Accrued expenses and other current liabilities	$75	$113
Other long-term liabilities	23	39
Total	$98	$152

Summary of Restructuring Plans

Fiscal 2023 Plan

During fiscal 2023, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2023 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2022	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2022
Fiscal 2023 Plan
Workforce Reductions	$—	$46	$1	$(26)	$(1)	$20
Facilities Costs	—	14	(11)	(3)	—	—
	—	60	(10)	(29)	(1)	20
Fiscal 2022 Plan
Workforce Reductions	$84	$5	$—	$(44)	$(8)	$37
Facilities Costs	1	21	(6)	(15)	—	1
	85	26	(6)	(59)	(8)	38
Other Prior Year and Acquired Plans
Workforce Reductions	$64	$1	$—	$(23)	$(4)	$38
Facilities Costs	3	(1)	—	—	—	2
	67	—	—	(23)	(4)	40
Total	$152	$86	$(16)	$(111)	$(13)	$98

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

For the six months ended September 30, 2022, $11 million of restructuring costs is related to amortization of the right-of-use asset and interest expense for leased facilities that we have vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$18	$22	$37	$45
Interest cost	63	51	130	103
Expected return on assets	(122)	(146)	(254)	(293)
Amortization of prior service costs	(2)	(2)	(4)	(4)
Contractual termination benefit	—	1	—	1
Recognition of actuarial loss	1	—	1	—
Net periodic pension income	$(42)	$(74)	$(90)	$(148)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 48.1% and 24.6% for the three months ended September 30, 2022 and September 30, 2021, respectively, and 25.6% and 46.0% for the six months ended September 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax impact of business divestitures. For the six months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, tax impact of business divestitures, U.S. tax on foreign income, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations. For the three months ended September 30, 2021, the primary drivers of the ETR were the global mix of income, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations. For the six months ended September 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of the HPS business, tax rate changes in non-U.S. jurisdictions, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $433 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its future strategy and cash needs.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the IRS Office of Appeals or the U.S. Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of approximately $466 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010, 2011 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal years 2014 and 2015 through February 28, 2023 and fiscal and tax return years 2016 through 2020 to September 30, 2024. The statute of limitations is also open on assessments related to certain refund claims for fiscal years 2014 to 2017 through August 15, 2023.

The Company expects to reach resolution with regard to disagreed items for fiscal years 2009 through 2013 no earlier than fiscal 2025, to reach resolution for fiscal years 2014 and 2015 no earlier than fiscal 2024, and to reach resolution for fiscal years 2016 through 2020 no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended September 30, 2022, the Company’s liability for uncertain tax positions increased by $8 million (excluding interest and penalties and related tax attributes) primarily due to foreign tax benefits. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $15 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the six months ended September 30, 2022 and September 30, 2021 are shown below:

	Fiscal 2023			Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	8,850,912	$30.09	$266	1,750,000	$38.52	$67
2nd Quarter	—	$—	—	2,112,212	$39.10	83
Total	8,850,912	$30.09	$266	3,862,212	$38.84	$150

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive loss before reclassifications	(337)	11	—	(326)
Amounts reclassified from accumulated other comprehensive loss	—	(9)	(4)	(13)
Balance at September 30, 2022	$(988)	$12	$252	$(724)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive loss before reclassifications	(92)	7	(5)	(90)
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	—	(4)	(90)
Balance at September 30, 2021	$(732)	$6	$244	$(482)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Stock Incentive Plans

Restricted Stock Units and Performance-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The Company also grants Performance-based restricted stock units (“PSUs”), which generally vest over a three-year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified market- and performance-based criteria over the three-year vesting period. The fair value of RSUs and performance-based PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	7,477,126	$35.89	156,722	$36.18
Granted	3,273,088	$38.64	58,500	$31.54
Settled	(1,919,105)	$33.56	(75,335)	$32.62
Canceled/Forfeited	(842,644)	$39.34	—	$—
Outstanding as of September 30, 2022	7,988,465	$37.00	139,887	$36.15

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total share-based compensation cost	$27	$26	$55	$51
Related income tax benefit	$3	$4	$6	$7

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2022	September 30, 2021
Cash paid for:
Interest	$74	$155
Taxes on income, net of refunds (1)	$230	$274

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$117	$69
Assets acquired under long-term financing	$37	$111
Investing:
Capital expenditures in accounts payable and accrued expenses	$—	$2
Capital expenditures through finance lease obligations	$44	$114
Assets acquired under long-term financing	$6	$44

(1) Income tax refunds were $30 million and $41 million for the six months ended September 30, 2022 and September 30, 2021, respectively.
(2) Net of $521 million and $509 million in lease modifications and terminations during the first six months of fiscal 2023 and 2022, respectively.

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
•Insurance Software and Business Process Services. We partner with insurance clients, to modernize and run IT systems, provide proprietary modular insurance software and platforms, and operate the full spectrum of insurance business process services. We also help operate and continuously improve bank cards,payment and lending processes and operations, and customer experience operations. We administer 13 million insurance policies and contracts, and manage 250 million customer interactions each year across industries.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2022
Revenues	$1,713	$1,853	$3,566	$—	$3,566
Segment profit	$218	$114	$332	$(63)	$269
Depreciation and amortization(1)	$40	$216	$256	$23	$279

Three Months Ended September 30, 2021
Revenues	$1,873	$2,154	$4,027	$—	$4,027
Segment profit	$298	$118	$416	$(70)	$346
Depreciation and amortization(1)	$51	$257	$308	$30	$338

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2022
Revenues	$3,471	$3,802	$7,273	$—	$7,273
Segment profit	$428	$241	$669	$(141)	$528
Depreciation and amortization(1)	$81	$434	$515	$49	$564

Six Months Ended September 30, 2021
Revenues	$3,760	$4,408	$8,168	$—	$8,168
Segment profit	$570	$249	$819	$(141)	$678
Depreciation and amortization(1)	$91	$503	$594	$57	$651

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $101 million and $110 million for the three months ended September 30, 2022 and 2021, respectively, and $205 million and $219 million for the six months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Profit
Total profit for reportable segments	$332	$416	$669	$819
All other loss	(63)	(70)	(141)	(141)
Subtotal	$269	$346	$528	$678
Interest income	28	16	48	36
Interest expense	(44)	(61)	(81)	(123)
Restructuring costs	(53)	(145)	(86)	(212)
Transaction, separation and integration-related costs	(4)	(3)	(6)	(12)
Amortization of acquired intangible assets	(101)	(110)	(205)	(219)
Merger related indemnification	—	—	(10)	—
SEC Matter	(8)	—	(8)	—
(Losses) gains on dispositions	(32)	—	(3)	347
Impairment losses	—	(10)	—	(10)
Debt extinguishment costs	—	(281)	—	(309)
Pension and OPEB actuarial and settlement losses	(1)	—	(1)	—
Income (loss) before income taxes	$54	$(248)	$176	$176
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of September 30, 2022 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2023	$407
2024	364
2025	254
2026	246
2027	23
Total	$1,294

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

A jury trial was held in May - June 2022, after which a jury awarded Oracle $30 million in damages. A final judgment has yet to be entered, pending the resolution of various post-trial motions. In September 2022, Oracle filed a motion seeking $27 million in attorneys’ fees and prejudgment interest. A hearing on Oracle’s motion is scheduled for December 2022.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company has moved to dismiss. A hearing on the Company’s motion is scheduled for January 2023.

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

The Company intends to continue its voluntary cooperation with the SEC while seeking to resolve the matter. There can be no guarantee that any final resolution will be reached or, if one is reached, as to the timing or final terms of any such resolution. However, in the second quarter of the Company’s fiscal year 2023, the Company accrued $8 million, representing its current estimate of the settlement costs based on its ongoing discussions with the SEC.

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
•the risks associated with prolonged periods of inflation or current macroeconomic conditions, including the current decline in economic growth rates in the United States and in other countries, including the possibility of reduced spending by customers in the areas we serve, the success of our cost-takeout efforts, continuing unfavorable foreign exchange rate movements, and our ability to close new deals in the event of an economic slowdown;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”), which was acquired by Peraton in May 2021; and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and subsequent SEC filings, including Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2023 and our financial condition as of September 30, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2023 and fiscal 2022. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table sets forth certain financial data for the second quarters and first six months of fiscal 2023 and fiscal 2022:

	Three Months Ended		Six Months Ended
(In millions, except per-share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$3,566	$4,027	$7,273	$8,168

Income (loss) before income taxes	54	(248)	176	176
Income tax expense (benefit)	26	(61)	45	81
Net income (loss)	$28	$(187)	$131	$95

Diluted earnings (loss) per share	$0.12	$(0.74)	$0.55	$0.35

Revenues

Our revenue by geography and operating segment are provided below:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2022	September 30, 2021	Percentage Change	Constant Currency September 30, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,093	$1,193	(8.4)%	$1,093	(8.4)%
U.K.	452	569	(20.6)%	531	(6.7)%
Other Europe	1,064	1,254	(15.2)%	1,209	(3.6)%
Australia	371	395	(6.1)%	399	1.0%
Other International	586	616	(4.9)%	635	3.1%
Total Revenues	$3,566	$4,027	(11.4)%	$3,867	(4.0)%

Operating Segments
GBS	$1,713	$1,873	(8.5)%	$1,852	(1.1)%
GIS	1,853	2,154	(14.0)%	2,015	(6.5)%
Total Revenues	$3,566	$4,027	(11.4)%	$3,867	(4.0)%

	Six Months Ended			Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	Percentage Change	Constant Currency September 30, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$2,224	$2,402	(7.4)%	$2,224	(7.4)%
U.K.	925	1,171	(21.0)%	1,058	(9.6)%
Other Europe	2,202	2,559	(14.0)%	2,471	(3.4)%
Australia	762	796	(4.3)%	821	3.1%
Other International	1,160	1,240	(6.5)%	1,241	0.1%
Total Revenues	$7,273	$8,168	(11.0)%	$7,815	(4.3)%

Operating Segments
GBS	$3,471	$3,760	(7.7)%	$3,721	(1.0)%
GIS	3,802	4,408	(13.7)%	4,094	(7.1)%
Total Revenues	$7,273	$8,168	(11.0)%	$7,815	(4.3)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the second quarter of fiscal 2023, our total revenue was $3.6 billion, a decrease of $461 million or 11.4%, as compared to the same period a year ago. The 11.4% decrease against the comparative period includes a 7.4% unfavorable foreign currency exchange rate impact, a 2.5% decline in revenue from the disposition of certain businesses, and a 1.5% decline in organic revenue.

For the first six months of fiscal 2023, our total revenue was $7.3 billion, a decrease of $895 million or 11.0%, as compared to the same period a year ago. The 11.0% decrease against the comparative period includes a 6.7% unfavorable foreign currency exchange rate impact, a 2.2% decline in revenue from the disposition of certain businesses, and a 2.1% decline in organic revenue.

The unfavorable foreign currency exchange rate impact is primarily driven by the strengthening of the U.S. dollar against the Euro, British Pound, and Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Global Business Services

For the second quarter of fiscal 2023, GBS revenue was $1.7 billion, a decrease of $160 million or 8.5%, as compared to the same period a year ago. The 8.5% decrease against the comparative period includes a 7.4% unfavorable foreign currency exchange rate impact and a 4.5% decline in revenue from the disposition of certain businesses, partially offset by 3.4% organic revenue growth from additional services provided to new and existing customers.

For the first six months of fiscal 2023, GBS revenue was $3.5 billion, a decrease of $289 million or 7.7%, as compared to the same period a year ago. The 7.7% decrease against the comparative period includes a 6.7% unfavorable foreign currency exchange rate impact and a 4.1% decline in revenue from the disposition of certain businesses, partially offset by 3.1% organic revenue growth from additional services provided to new and existing customers.

For the second quarter and first six months of fiscal 2023, GBS contract awards were $1.7 billion and $3.4 billion, respectively, as compared to $1.7 billion and $4.1 billion, respectively, in the same periods in fiscal 2022.

Global Infrastructure Services

For the second quarter of fiscal 2023, our GIS revenue was $1.9 billion, a decrease of $301 million or 14.0%, as compared to the same period a year ago. The 14.0% decrease against the comparative period includes a 7.5% unfavorable foreign currency exchange rate impact, 0.7% decline in revenue from the disposition of certain businesses, and a 5.8% decline in organic revenue.

For the first six months of fiscal 2023, our GIS revenue was $3.8 billion, a decrease of $606 million or 13.7%, as compared to the same period a year ago. The 13.7% decrease against the comparative period includes a 6.6% unfavorable foreign currency exchange rate impact, 0.6% decline in revenue from the disposition of certain businesses, and a 6.5% decline in organic revenue.

For the second quarter and first six months of fiscal 2023, GIS contract awards were $1.3 billion and $2.8 billion, respectively, as compared to $2.0 billion and $4.2 billion, respectively, in the same periods in fiscal 2022.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Costs of services	$2,775	$3,088	$(313)	(10.1)%	$5,705	$6,343	$(638)	(10.1)%
Selling, general and administrative	324	370	(46)	(12.4)	673	753	(80)	(10.6)
Depreciation and amortization	380	448	(68)	(15.2)	769	870	(101)	(11.6)
Restructuring costs	53	145	(92)	(63.4)	86	212	(126)	(59.4)
Interest expense	44	61	(17)	(27.9)	81	123	(42)	(34.1)
Interest income	(28)	(16)	(12)	75.0	(48)	(36)	(12)	33.3
Debt extinguishment costs	—	281	(281)	(100.0)	—	309	(309)	(100.0)
Loss (gain) on disposition of businesses	32	—	32	100.0	3	(377)	380	(100.8)
Other income, net	(68)	(102)	34	(33.3)	(172)	(205)	33	(16.1)
Total Costs and Expenses	$3,512	$4,275	$(763)	(17.8)%	$7,097	$7,992	$(895)	(11.2)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.8 billion and $5.7 billion for the second quarter and first six months of fiscal 2023, respectively, a decrease of $313 million and $638 million, respectively, as compared to the same periods of the prior fiscal year. The decreases were primarily due to a favorable foreign currency exchange rate impact of $237 million and $432 million for the second quarter and first six months of fiscal 2023, respectively, and lower spend on professional services and contractor-related expenses.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $324 million and $673 million for the second quarter and first six months of fiscal 2023, respectively, a decrease of $46 million and $80 million, respectively, as compared to the same periods of the prior fiscal year. The decreases were primarily due to a favorable foreign currency exchange rate impact of $24 million and $37 million for the second quarter and first six months of fiscal 2023, respectively, and decreases in real estate costs and lower spend on professional services and contractor-related expenses.

Depreciation and Amortization

Depreciation expense was $129 million and $267 million for the second quarter and first six months of fiscal 2023, respectively, a decrease of $36 million and $56 million, respectively, as compared to the same periods of the prior fiscal year. The decreases in depreciation expense were primarily due to lower average net property and equipment balances and favorable foreign currency exchange rate impacts of $10 million and $17 million for the second quarter and first six months of fiscal 2023, respectively

Amortization expense was $251 million and $502 million for the second quarter and first six months of fiscal 2023, respectively, a decrease of $32 million and $45 million, respectively, as compared to the same periods of the prior fiscal year. The decreases in amortization expense were primarily due to decreases in software amortization, a reduction in transition and transformation contract cost amortization due to contract completions, and favorable foreign currency exchange rate impacts of $14 million and $24 million for the second quarter and first six months of fiscal 2023, respectively.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2023, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the second quarter and first six months of fiscal 2023, restructuring costs, net of reversals, were $53 million and $86 million, respectively, a decrease of $92 million and $126 million, respectively, as compared to the same periods of the prior fiscal year.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Debt Extinguishment Costs

There were no debt extinguishment costs recorded for both the second quarter and first six months of fiscal 2023.

Debt extinguishment costs were $281 million and $309 million for the second quarter and first six months of fiscal 2022, respectively, for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

Loss (gain) on Disposition of Businesses

During the first six months of fiscal 2023, DXC sold insignificant businesses that resulted in a loss of $3 million.

In response to the ongoing sanctions against certain industry sectors and parties in Russia due to the impact of the “Russia-Ukraine Conflict”, DXC completed the sale of its primary Russian entity in the first quarter of fiscal 2023. During the second quarter of fiscal 2023, DXC revised its estimate of proceeds from this divestiture based on the evolving conditions in the region.

During the first six months of fiscal 2022, DXC sold its HPS business for approximately $551 million, resulting in an estimated pre-tax gain on sale of $341 million, net of closing costs. DXC also sold certain insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

Interest Expense and Interest Income

Interest expense was $44 million and $81 million for the second quarter and first six months of fiscal 2023, respectively. Interest expense decreased by $17 million and $42 million during the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of the prior fiscal year. These decreases were primarily due to a reduction in bonds and term loans, the Company's refinancing of its high coupon debt in fiscal 2022 and decreases in interest expense from finance leases and borrowings for asset financing.

Interest income was $28 million and $48 million for the second quarter and first six months of fiscal 2023, respectively. Interest income increased $12 million during both the second quarter and first six months of fiscal 2023, as compared to the same periods of the prior fiscal year. The increases were primarily driven by higher income from our multicurrency cash pools and money market accounts.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Non-service cost components of net periodic pension income	$(60)	$(96)	$(127)	$(193)
Foreign currency (gain) loss	(1)	6	(3)	7
Other gain	(7)	(12)	(42)	(19)
Total	$(68)	$(102)	$(172)	$(205)

Other income, net, decreased by $34 million and $33 million for the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of the prior fiscal year. For the second quarter of fiscal 2023, the $34 million decrease against the comparative period was primarily due to a $36 million decrease in the non-service cost components of net periodic pension income attributable to changes in expected returns on assets and other actuarial assumptions, a $7 million favorable foreign currency gain, and a $5 million decrease in other gains from sales of non-operating assets. For the first six months of fiscal 2023, the $33 million decrease against the comparative period was primarily due to a $66 million decrease in the non-service cost components of net periodic pension income attributable to changes in expected returns on assets and other actuarial assumptions, a $10 million favorable foreign currency gain, and a $23 million increase in other gains from sales of non-operating assets.

Taxes

Our effective tax rate (“ETR”) was 48.1% and 24.6% for the three months ended September 30, 2022 and September 30, 2021, respectively, and 25.6% and 46.0% for the six months ended September 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax impact of business divestitures. For the six months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, tax impact of business divestitures, U.S. tax on foreign income, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations. For the three months ended September 30, 2021, the primary drivers of the ETR were the global mix of income and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations. For the six months ended September 30, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of the HPS business, tax rate changes in non-U.S. jurisdictions, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations.

In the U.S., the Inflation Reduction Act (“Act”) was signed into law on August 16, 2022. We do not currently expect the Act to have a material impact on our Consolidated Financial Statements.

Earnings Per Share

Diluted EPS for the second quarter and first six months of fiscal 2023 was $0.12 and $0.55, respectively, an increase of $0.86 and $0.20, respectively, as compared to the same periods of the prior fiscal year. The increases in diluted EPS were primarily due to increases in net income attributable to DXC common stockholders of $215 million and $39 million for the second quarter and first six months of fiscal 2023, respectively.

Diluted EPS for the second quarter of fiscal 2023 includes $0.18 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.36 per share of amortization of acquired intangible assets, $0.03 per share of SEC matter charges, and $0.04 per share of net losses on dispositions.

Diluted EPS for the first six months of fiscal 2023 includes $0.29 per share of restructuring costs, $0.02 per share of transaction, separation and integration-related costs, $0.69 per share of amortization of acquired intangible assets, $0.03 per share of merger related indemnification costs, $0.03 per share of SEC matter charges, and $(0.12) per share of net losses on dispositions.

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

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. Dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. Dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal 2023 Second Quarter Highlights.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Income (loss) before income taxes	$54	$(248)	$302	(121.8)%	$176	$176	$—	—%
Non-GAAP income before income taxes	$253	$301	$(48)	(15.9)%	$495	$591	$(96)	(16.2)%
Net income (loss)	$28	$(187)	$215	(115.0)%	$131	$95	$36	37.9%
Adjusted EBIT	$269	$346	$(77)	(22.3)%	$528	$678	$(150)	(22.1)%

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
•Merger related indemnification – represents the Company’s current estimate of potential liability to HPE for indemnification following the outcome of the Oracle v. HPE litigation in June 2022; obligation pursuant to ES-CSC merger.(2)
•SEC Matter - represents the Company’s current estimate of potential liability related to a previously disclosed investigation into its historical determination and disclosure of certain “transaction, separation, and integration-related costs” as part of the Company’s non-GAAP adjustments.(3)
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(4)
•Impairment losses – impairment losses on assets classified as long-term on the balance sheet.(5)
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(6)
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).(7)

(1) TSI-Related costs include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for the second quarter of fiscal 2023 include $4 million of costs incurred in connection with activities related to acquisitions and divestitures.

The TSI-Related costs for the first six months of fiscal 2023 include $6 million of costs incurred in connection with activities related to acquisitions and divestitures.

The TSI-Related costs for the second quarter of fiscal 2022 include $2 million of costs to execute the strategic alternatives; a $2 million credit to legal costs for Peraton Arbitration; and $3 million of costs incurred in connection with activities related to other acquisitions and divestitures.

The TSI-Related costs for the first six months of fiscal 2022 include $13 million of costs to execute the strategic alternatives; $4 million of legal costs; a $14 million credit towards the Peraton Arbitration settlement; $4 million in expenses related to integration projects resulting from the HPES merger (including costs associated with continuing efforts to separate certain IT systems); and $5 million of costs incurred in connection with activities related to other acquisitions and divestitures.

(2) See Note 19 – “Commitments and Contingencies,” Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company.

(3) See Note 19 – “Commitments and Contingencies,” SEC Matter.

(4) Gains and losses on dispositions for the first six months of fiscal 2023 include a net loss of $3 million on dispositions related to certain insignificant businesses.

Gains and losses on dispositions for the first six months of fiscal 2022 include a $341 million gain on sale of the HPS business, gains of $19 million on other dispositions partially offset by $13 million of adjustments relating to the sale of the HHS business.

(5) Impairment losses on dispositions for the second quarter and first six months of fiscal 2022 include a $10 million impairment charge of capitalized transition and transformation costs.

(6) Debt extinguishment costs were $281 million and $309 million for the second quarter and first six months of fiscal 2022, respectively, for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

(7) Tax adjustment for the first six months of fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	SEC Matter	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$54	$53	$4	$101	$8	$32	$1	$253
Income tax expense	26	10	1	18	1	22	—	78
Net income	28	43	3	83	7	10	1	175
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—	—	—	1
Net income attributable to DXC common stockholders	$27	$43	$3	$83	$7	$10	$1	$174

Effective Tax Rate	48.1%							30.8%

Basic EPS	$0.12	$0.19	$0.01	$0.36	$0.03	$0.04	$0.00	$0.76
Diluted EPS	$0.12	$0.18	$0.01	$0.36	$0.03	$0.04	$0.00	$0.75

Weighted average common shares outstanding for:
Basic EPS	229.96	229.96	229.96	229.96	229.96	229.96	229.96	229.96
Diluted EPS	233.17	233.17	233.17	233.17	233.17	233.17	233.17	233.17

	Six Months Ended September 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	SEC Matter	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$176	$86	$6	$205	$10	$8	$3	$1	$495
Income tax expense	45	18	1	42	2	1	31	—	140
Net income	131	68	5	163	8	7	(28)	1	355
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$129	$68	$5	$163	$8	$7	$(28)	$1	$353

Effective Tax Rate	25.6%								28.3%

Basic EPS	$0.56	$0.29	$0.02	$0.70	$0.03	$0.03	$(0.12)	$0.00	$1.53
Diluted EPS	$0.55	$0.29	$0.02	$0.69	$0.03	$0.03	$(0.12)	$0.00	$1.50

Weighted average common shares outstanding for:
Basic EPS	231.21	231.21	231.21	231.21	231.21	231.21	231.21	231.21	231.21
Diluted EPS	234.93	234.93	234.93	234.93	234.93	234.93	234.93	234.93	234.93

	Three Months Ended September 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Debt Extinguishment Costs	Non-GAAP Results
(Loss) income before income taxes	$(248)	$145	$3	$110	$10	281	$301
Income tax (benefit) expense	(61)	34	1	26	2	66	68
Net (loss) income	(187)	111	2	84	8	215	233
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—		1
Net (loss) income attributable to DXC common stockholders	$(188)	$111	$2	$84	$8	$215	$232

Effective Tax Rate	24.6%						22.6%

Basic EPS	$(0.74)	$0.44	$0.01	$0.33	$0.03	$0.85	$0.92
Diluted EPS	$(0.74)	$0.43	$0.01	$0.33	$0.03	$0.84	$0.90

Weighted average common shares outstanding for:
Basic EPS	252.40	252.40	252.40	252.40	252.40	252.40	252.40
Diluted EPS	252.40	257.20	257.20	257.20	257.20	257.20	257.20

	Six Months Ended September 30, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Impairment Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	$176	$212	$12	$219	$(347)	$10	$309	—	$591
Income tax expense	81	44	5	50	(91)	2	73	(28)	136
Net income	95	168	7	169	(256)	8	236	28	455
Less: net income attributable to non-controlling interest, net of tax	5	—	—	—	—	—	—	—	5
Net income attributable to DXC common stockholders	$90	$168	$7	$169	$(256)	$8	$236	$28	$450

Effective Tax Rate	46.0%								23.0%

Basic EPS	$0.35	$0.66	$0.03	$0.67	$(1.01)	$0.03	$0.93	$0.11	$1.77
Diluted EPS	$0.35	$0.65	$0.03	$0.65	$(0.99)	$0.03	$0.91	$0.11	$1.74

Weighted average common shares outstanding for:
Basic EPS	253.53	253.53	253.53	253.53	253.53	253.53	253.53	253.53	253.53
Diluted EPS	258.90	258.90	258.90	258.90	258.90	258.90	258.90	258.90	258.90

Reconciliations of net income (loss) to adjusted EBIT are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$28	$(187)	$131	$95
Income tax expense (benefit)	26	(61)	45	81
Interest income	(28)	(16)	(48)	(36)
Interest expense	44	61	81	123
EBIT	70	(203)	209	263
Restructuring costs	53	145	86	212
Transaction, separation and integration-related costs	4	3	6	12
Amortization of acquired intangible assets	101	110	205	219
Merger related indemnification	—	—	10	—
SEC Matter	8	—	8	—
Losses (gains) on dispositions	32	—	3	(347)
Impairment losses	—	10	—	10
Debt extinguishment costs	—	281	—	309
Pension and OPEB actuarial and settlement losses	1	—	1	—
Adjusted EBIT	$269	$346	$528	$678

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2022, our cash and cash equivalents (“cash”) were $2.3 billion, of which $1.1 billion was held outside of the U.S. As of March 31, 2022, our cash was $2.7 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2022	September 30, 2021	Change
Net cash provided by (used in):
Operating activities	$375	$534	$(159)
Investing activities	(193)	199	(392)
Financing activities	(513)	(1,063)	550
Effect of exchange rate changes on cash and cash equivalents	(91)	(2)	(89)
Cash classified within current assets held for sale	10	63	(53)
Net decrease in cash and cash equivalents	$(412)	$(269)	$(143)

Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at the end of period	$2,260	$2,699

Operating cash flow

Net cash provided by operating activities during the first six months of fiscal 2023 was $375 million as compared to $534 million during the comparable period of the prior fiscal year. The decrease of $159 million was primarily due to a $167 million unfavorable change in working capital due to higher working capital outflows during the first six months of fiscal 2023, partially offset by an increase in net income, net of adjustments of $8 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	September 30, 2022	September 30, 2021
Days of sales outstanding in accounts receivable	70	69
Days of purchases outstanding in accounts payable	(55)	(39)
Cash conversion cycle	15	30

Investing cash flow

Net cash (used in) provided by investing activities during the first six months of fiscal 2023 was $(193) million as compared to $199 million during the comparable period of the prior fiscal year. The change of $392 million was primarily due to a decrease in cash from business dispositions of $462 million and proceeds from short-term investing of $24 million incurred only in the comparable period of fiscal 2022. This was partially offset by a decrease in capital expenditures of $64 million and an increase in proceeds from sale of assets of $22 million,

Financing cash flow

Net cash used in financing activities during the first six months of fiscal 2023 was $513 million as compared to $1,063 million during the comparable period of the prior fiscal year. The $550 million decrease was primarily due to a decrease in payments on capital leases and borrowings for asset financing of $397 million, payments for debt extinguishment cost of $344 million incurred only in the comparable period of fiscal 2022, and an increase in commercial paper borrowings, net of repayments of $29 million. This was partially offset by an increase in share repurchases of $122 million and borrowings on long term debt, net of repayments of $66 million incurred only in the comparable period of fiscal 2022.

Capital Resources

See Note 19 – “Commitments and Contingencies” for disclosure of certain commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2022	March 31, 2022
Short-term debt and current maturities of long-term debt	$834	$900
Long-term debt, net of current maturities	3,695	4,065
Total debt	$4,529	$4,965

The $0.4 billion decrease in total debt during the first six months of fiscal 2023 was primarily attributed to the favorable foreign currency exchange rate of U.S. Dollar against the Euro. The decrease in total debt also included decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions, partially offset by an increase in commercial paper borrowings.

During the second quarter of fiscal 2023, we entered into a term loan credit agreement maturing on September 1, 2024, in an aggregate principal amount of $500 million. See Note 10 - “Debt” for additional information.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2022 and September 30, 2021.

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

Our total liquidity of $5.8 billion as of September 30, 2022, includes $2.3 billion of cash and cash equivalents, $3.0 billion of available borrowings under our revolving credit facility, and $500 million of available borrowings under our term loan credit agreement.

Share Repurchases

See Note 15 – “Stockholders’ Equity”.

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2023.

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

For our minimum purchase commitments as of September 30, 2022, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended September 30, 2022, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2022 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 19 – “Commitments and Contingencies” to the financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

There were no share repurchases during the three months ended September 30, 2022. See Note 15 - "Stockholders’ Equity" for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 3, 2022, the Company approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective immediately. Among other things, the amendments effected by the Amended and Restated Bylaws:

•Enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than nominations pursuant to DXC’s proxy access bylaws and proposals to be included in DXC’s proxy materials pursuant to Rule 14a-8 under the Exchange Act), including by:

–requiring any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than DXC’s nominees in accordance with Rule 14a-19 under the Exchange Act, and, on request of DXC, to provide reasonable evidence that certain requirements of such rule have been satisfied; and

–clarifying the authority of DXC’s Board of Directors to reasonably request additional information from director nominees.

•Adopt an exclusive forum provision designating (i) Nevada state courts (or, in the event that the Nevada state courts do not have jurisdiction, the Nevada federal courts) as the exclusive forum for certain stockholder and intra-corporate litigation and (ii) U.S. federal courts as the exclusive forum for all claims arising under the Securities Act of 1933, as amended.

The Amended and Restated Bylaws also incorporate ministerial, clarifying and conforming changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Bylaws of DXC Technology Company, effective November 3, 2022.
4.1*	First Supplemental Indenture, dated September 26, 2022, by and among DXC Capital Funding DAC, as issuer, and U.S. Bank National Association, as trustee
10.1*
Thirteenth Amendment to the Receivables Purchase Agreement dated as of September 1, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.2*	Term Loan Credit Agreement dated September 1, 2022, by and between DXC Technology Company, the financial institutions listed therein, and Mizuho Bank, Ltd., as administrative agent
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    * Filed herewith
    ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 3, 2022	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer