Form 10-Q
period 2022-12-31
DXC Technology Co
filed 2023-02-02
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
       ☐ Yes  ☒   No

227,682,482 shares of common stock, par value $0.01 per share, were outstanding on January 23, 2023.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2022 and December 31, 2021 (unaudited)	2

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended December 31, 2022 and December 31, 2021 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2022 and December 31, 2021 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2022 and December 31, 2021 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Divestitures	10
Note 3–Earnings Per Share	12
Note 4–Receivables	13
Note 5–Leases	13
Note 6–Fair Value	16
Note 7–Derivative Instruments	17
Note 8–Intangible Assets	19
Note 9–Goodwill	20
Note 10–Debt	21
Note 11–Revenue	22
Note 12–Restructuring Costs	23
Note 13–Pension and Other Benefit Plans	24
Note 14–Income Taxes	24
Note 15–Stockholders’ Equity	26
Note 16–Stock Incentive Plans	27
Note 17–Cash Flows	28
Note 18–Segment Information	29
Note 19–Commitments and Contingencies	32

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenues	$3,566	$4,089	$10,839	$12,257

Costs of services (excludes depreciation and amortization and restructuring costs)	2,799	3,179	8,504	9,522
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	315	340	988	1,093
Depreciation and amortization	375	424	1,144	1,294
Restructuring costs	49	36	135	248
Interest expense	56	38	137	161
Interest income	(41)	(15)	(89)	(51)
Debt extinguishment costs	—	2	—	311
Loss (gain) on disposition of businesses	9	4	12	(373)
Other income, net	(98)	(85)	(270)	(290)
Total costs and expenses	3,464	3,923	10,561	11,915

Income before income taxes	102	166	278	342
Income tax expense	41	64	86	145
Net income	61	102	192	197
Less: net income attributable to non-controlling interest, net of tax	2	4	4	9
Net income attributable to DXC common stockholders	$59	$98	$188	$188

Income per common share:
Basic	$0.26	$0.39	$0.82	$0.74
Diluted	$0.25	$0.38	$0.80	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$61	$102	$192	$197
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	10	99	(331)	(75)
Cash flow hedges adjustments, net of tax (2)	(19)	1	(17)	9
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(1)	(2)	(5)	(6)
Pension and other post-retirement benefit plans, net of tax	(1)	(2)	(5)	(6)
Other comprehensive (loss) income, net of taxes	(10)	98	(353)	(72)
Comprehensive (loss) income	51	200	(161)	125
Less: comprehensive (loss) income attributable to non-controlling interest	4	5	2	20
Comprehensive (loss) income attributable to DXC common stockholders	$47	$195	$(163)	$105

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(5) and $4 for the three and nine months ended December 31, 2022, respectively, and $(3) and $(2) for the three and nine months ended December 31, 2021, respectively.
(2) Tax (benefit) expense related to cash flow hedges adjustments was $(5) and $(6) for the three and nine months ended December 31, 2022, respectively, and $1 and $3 for the three and nine months ended December 31, 2021, respectively.
(3) Tax benefit related to amortization of prior service costs was $0 and $4 for the three and nine months ended December 31, 2022, respectively. There was no tax benefit related to amortization of prior service costs for the three and nine months ended December 31, 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,091	$2,672
Receivables and contract assets, net of allowance of $46 and $55	3,454	3,854
Prepaid expenses	653	617
Other current assets	218	268
Assets held for sale	577	35
Total current assets	6,993	7,446
Intangible assets, net of accumulated amortization of $5,458 and $5,124	2,741	3,378
Operating right-of-use assets, net	954	1,133
Goodwill	535	617
Deferred income taxes, net	219	221
Property and equipment, net of accumulated depreciation of $4,067 and $3,998	2,044	2,412
Other assets	4,653	4,850
Assets held for sale - non-current	115	82
Total Assets	$18,254	$20,139
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	873	900
Accounts payable	852	840
Accrued payroll and related costs	520	570
Current operating lease liabilities	320	388
Accrued expenses and other current liabilities	1,932	2,882
Deferred revenue and advance contract payments	969	1,053
Income taxes payable	166	197
Liabilities related to assets held for sale	538	23
Total current liabilities	6,170	6,853
Long-term debt, net of current maturities	3,850	4,065
Non-current deferred revenue	804	862
Non-current operating lease liabilities	691	815
Non-current income tax liabilities and deferred tax liabilities	784	994
Other long-term liabilities	992	1,136
Liabilities related to assets held for sale - non-current	11	39
Total Liabilities	13,302	14,764
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2022 and March 31, 2022	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 231,350,636 issued as of December 31, 2022 and 240,508,348 issued as of March 31, 2022	2	3
Additional paid-in capital	9,670	10,057
Accumulated deficit	(4,123)	(4,450)
Accumulated other comprehensive loss	(736)	(385)
Treasury stock, at cost, 3,278,690 and 2,878,079 shares as of December 31, 2022 and March 31, 2022	(186)	(173)
Total DXC stockholders’ equity	4,627	5,052
Non-controlling interest in subsidiaries	325	323
Total Equity	4,952	5,375
Total Liabilities and Equity	$18,254	$20,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$192	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169	1,309
Operating right-of-use expense	311	371
Pension & other post-employment benefits, actuarial & settlement losses	—	7
Share-based compensation	81	77
Deferred taxes	(170)	17
Gain on dispositions	(43)	(402)
Unrealized foreign currency exchange loss (gain)	80	(20)
Impairment losses and contract write-offs	31	21
Debt extinguishment costs	—	311
Other non-cash charges, net	(3)	2
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	84	386
Decrease in operating lease liability	(311)	(371)
Decrease in other liabilities	(421)	(675)
Net cash provided by operating activities	1,000	1,230

Cash flows from investing activities:
Purchases of property and equipment	(212)	(217)
Payments for transition and transformation contract costs	(166)	(152)
Software purchased and developed	(154)	(211)
Business dispositions	52	519
Proceeds from sale of assets	165	95
Short-term investing	—	24
Other investing activities, net	16	35
Net cash (used in) provided by investing activities	(299)	93

Cash flows from financing activities:
Borrowings of commercial paper	1,363	840
Repayments of commercial paper	(1,312)	(821)
Borrowings on long-term debt	—	19
Principal payments on long-term debt	—	(2,872)
Payments on finance leases and borrowings for asset financing	(399)	(855)
Proceeds from bond issuance	—	2,918
Proceeds from stock options and other common stock transactions	1	12
Taxes paid related to net share settlements of share-based compensation awards	(15)	(15)
Payments for debt extinguishment costs	—	(344)
Repurchase of common stock	(325)	(352)
Other financing activities, net	(6)	10
Net cash used in financing activities	(693)	(1,460)
Effect of exchange rate changes on cash and cash equivalents	(95)	25
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(87)	(112)
Change in cash classified within current assets held for sale	(494)	63
Net decrease in cash and cash equivalents	(581)	(49)
Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at end of period	$2,091	$2,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936
Net Income				59			59	2	61
Other comprehensive loss					(12)		(12)	2	(10)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(2,064)		(87)	30			(57)		(57)
Stock option exercises and other common stock transactions	137						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at December 31, 2022	231,351	$2	$9,670	$(4,123)	$(736)	$(186)	$4,627	$325	$4,952

	Three Months Ended December 31, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2021	255,003	$3	$10,646	$(5,225)	$(482)	$(170)	$4,772	$311	$5,083
Net income				98			98	4	102
Other comprehensive income					97		97	1	98
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(6,756)		(286)	73			(213)		(213)
Stock option exercises and other common stock transactions	109						—		—
Non-controlling interest distributions and other				(4)			(4)	(1)	(5)
Balance at December 31, 2021	248,356	$3	$10,383	$(5,058)	$(385)	$(171)	$4,772	$315	$5,087

	Nine Months Ended December 31, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				188			188	4	192
Other comprehensive loss					(351)		(351)	(2)	(353)
Share-based compensation expense			73				73		73
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(10,915)	(1)	(461)	139			(323)		(323)
Stock option exercises and other common stock transactions	1,758		1				1		1
Balance at December 31, 2022	231,351	$2	$9,670	$(4,123)	$(736)	$(186)	$4,627	$325	$4,952

	Nine Months Ended December 31, 2021
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				188			188	9	197
Other comprehensive loss					(83)		(83)	11	(72)
Share-based compensation expense			63				63		63
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(10,618)		(449)	86			(363)		(363)
Stock option exercises and other common stock transactions	1,921		11				11		11
Non-controlling interest distributions and other			(3)	(1)			(4)	(40)	(44)
Balance at December 31, 2021	248,356	$3	$10,383	$(5,058)	$(385)	$(171)	$4,772	$315	$5,087

    (1) 3,278,690 treasury shares as of December 31, 2022.

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income as the “statements of comprehensive (loss) income,” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive (loss) income attributable to non-controlling interests are presented separately in the statements of comprehensive (loss) income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

Recently issued ASUs effective after December 31, 2022 are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

Fiscal 2023 Divestitures

During the first nine months of fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $12 million.

FDB Assets Held for Sale

During the third quarter of fiscal 2022, DXC entered into a purchase agreement to sell its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ"). The closing of the transaction was subject to certain conditions, including receipt of certain regulatory consents. During the third quarter of fiscal 2023, DXC obtained regulatory consent for the FDB sale. As of December 31, 2022, the FDB Business met the requirements for presentation as assets held for sale under GAAP.

On January 3, 2023, DXC completed the sale of its FDB Business for €308 million (approximately $323 million as of January 3, 2023) resulting in an estimated pre-tax gain of approximately $180 million to be recognized in the fourth quarter of fiscal 2023.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets held for sale are reported at carrying value, which is less than fair value. FDB’s assets held for sale and related liabilities as of December 31, 2022 were as follows:

(in millions)	December 31, 2022
Assets:
Cash and cash equivalents	$509
Receivables and contract assets	67
Prepaid expenses	1
Total current assets held for sale	577
Intangible assets, net	45
Goodwill	48
Property and equipment, net	1
Other assets	12
Total non-current assets held for sale	106
Total assets held for sale	$683

Liabilities:
Accounts payable	$5
Accrued expenses and other current liabilities	532
Income Taxes Payable	1
Total current liabilities related to assets held for sale	538
Non-current income tax liabilities and deferred tax liabilities	7
Other long-term liabilities	4
Total long-term liabilities related to assets held for sale	11
Total liabilities related to assets held for sale	$549

In addition to the FDB Business, certain other insignificant divestitures are included in the Company’s balance sheets as assets held for sale.

Fiscal 2022 Divestitures

HPS Sale

On April 1, 2021, DXC completed the sale of its HPS Business to Dedalus for approximately $551 million, resulting in a pre-tax gain on sale of $337 million, net of closing costs for the nine months ended December 31, 2022.

During the first nine months of fiscal 2022, the Company also sold certain insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income attributable to DXC common stockholders:	$59	$98	$188	$188

Common share information:
Weighted average common shares outstanding for basic EPS	229.54	250.27	230.65	252.44
Dilutive effect of stock options and equity awards	3.46	4.55	3.73	5.15
Weighted average common shares outstanding for diluted EPS	233.00	254.82	234.38	257.59

Earnings per share:
Basic	$0.26	$0.39	$0.82	$0.74
Diluted	$0.25	$0.38	$0.80	$0.73

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Stock Options	467,554	507,424	474,591	518,052
Restricted Stock Units	2,490,526	112,314	2,146,455	204,459
Performance Stock Units	1,086,398	1,937,752	850,623	1,089,869

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	December 31, 2022	March 31, 2022
Beginning balance	$55	$91
Provisions for losses on accounts receivable	1	5
Other adjustments to allowance and write-offs	(10)	(41)
Ending balance	$46	$55

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of December 31, 2022, the “Receivables Facility”) with certain unaffiliated financial institutions for the sale of commercial accounts receivable in the United States. The Receivables Facility was amended on July 29, 2022 extending the termination date to July 28, 2023.

As of December 31, 2022, the total availability under the Receivables Facility was $400 million, and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating lease cost	$97	$117	$311	$371
Short-term lease cost	9	9	28	32
Variable lease cost	17	17	56	50
Sublease income	(5)	(1)	(15)	(27)
Total operating costs	$118	$142	$380	$426

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$311	$371
ROU assets obtained in exchange for operating lease liabilities(1)	$193	$130

(1) Net of $911 million and $792 million in lease modifications and terminations during the nine months of fiscal 2023 and 2022, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2022	March 31, 2022
ROU operating lease assets	Operating right-of-use assets, net	$954	$1,133

Operating lease liabilities	Current operating lease liabilities	$320	$388
Operating lease liabilities	Non-current operating lease liabilities	691	815
Total operating lease liabilities		$1,011	$1,203

The weighted-average operating lease term was 4.1 years and 4.4 years as of December 31, 2022 and March 31, 2022, respectively. The weighted-average operating lease discount rate was 3.7% and 3.3% as of December 31, 2022 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of December 31, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Operating lease payments	$99	$325	$258	$169	$85	$159	$1,095
Less: imputed interest							(84)
Total operating lease liabilities							$1,011

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Amortization of right-of-use assets	$50	$85	$166	$271
Interest on lease liabilities	4	6	13	22
Total finance lease expense	$54	$91	$179	$293

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021
Interest paid for finance lease liabilities – Operating cash flows	$13	$22
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	244	403
Total cash paid in the measurement of finance lease obligations	$257	$425

Capital expenditures through finance lease obligations(1)	$73	$180

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2022	March 31, 2022
ROU finance lease assets	Property and Equipment, net	$462	$602

Finance lease	Short-term debt and current maturities of long-term debt	$230	$289
Finance lease	Long-term debt, net of current maturities	289	354
Total finance lease liabilities(1)		$519	$643

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years and 2.8 years as of December 31, 2022 and March 31, 2022, respectively. The weighted-average finance lease discount rate was 3.1% and 2.9% as of December 31, 2022 and March 31, 2022, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for finance leases as of December 31, 2022:

	Fiscal Year
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Finance lease payments	$71	$216	$138	$76	$38	$6	$545
Less: imputed interest							(26)
Total finance lease liabilities							$519

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

	Fair Value Hierarchy
(in millions)	December 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$28	$28	$—	$—
Time deposits(1)	36	36	—	—
Other securities(2)	46	—	44	2
Total assets	$110	$64	$44	$2

Liabilities:
Contingent consideration	$1	$—	$—	$1
Total liabilities	$1	$—	$—	$1

	March 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	51	51	—	—
Other securities(2)	51	—	49	2
Total assets	$107	$56	$49	$2

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $51 million and $53 million as of December 31, 2022 and March 31, 2022, respectively. For the periods presented, gains and losses are insignificant and are included in other income, net in the Company’s statements of operations.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2022 and March 31, 2022 were $836 million and $727 million, respectively. As of December 31, 2022, the related forecasted transactions extend through December 2024.

For the three and nine months ended December 31, 2022 and December 31, 2021, respectively, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three and nine months ended December 31, 2022 and December 31, 2021, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 31, 2022, $5 million of the existing amount of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive (loss) income and income before income taxes

During the three and nine months ended December 31, 2022, the pre-tax gain (loss) on derivatives designated for hedge accounting recognized in other comprehensive (loss) income was $(23) million and $(14) million, respectively, and recognized in income before income taxes was $1 million and $10 million, respectively.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of December 31, 2022 and March 31, 2022 were $2.0 billion and $2.1 billion, respectively.

The following table presents the pretax amounts impacting income related to foreign currency forward contracts designated and non-designated for hedge accounting:

		For the Three Months Ended		For the Nine Months Ended
(in millions)	Statement of Operations Line Item	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Foreign currency forward contracts	Other (income) expense, net	$52	$(9)	$(27)	$39

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2022	March 31, 2022
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$10	$18
	Accrued expenses and other current liabilities	$18	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$7	$9
	Accrued expenses and other current liabilities	$51	$15

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points which are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2022, there were 10 counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $1 million.

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

As of December 31, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2022, the pre-tax impact of gain (loss) on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive (loss) income was $(22) million and $11 million, respectively. As of March 31, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2022			As of March 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,999	$3,198	$801	$4,063	$3,039	$1,024
Customer related	3,891	2,140	1,751	4,148	1,995	2,153
Other	309	120	189	291	90	201
Total intangible assets	$8,199	$5,458	$2,741	$8,502	$5,124	$3,378

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Intangible asset amortization	$201	$212	$598	$649
Transition and transformation contract cost amortization(1)	51	56	156	166
Total amortization expense	$252	$268	$754	$815

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization related to intangible assets as of December 31, 2022 is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$232
2024	706
2025	591
2026	526
2027	383
Thereafter	303
Total	$2,741

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2022.

(in millions)	GBS	GIS	Total
Goodwill, gross	$5,107	$5,066	$10,173
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures	(12)	—	(12)
Assets held for sale	(48)	—	(48)
Foreign currency translation	(22)	—	(22)
Balance as of December 31, 2022, net	$535	$—	$535

Goodwill, gross	5,025	5,066	10,091
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of December 31, 2022, net	$535	$—	$535

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

On December 31, 2022, with the classification of the FDB Business as held for sale, $48 million in goodwill was transferred to assets held for sale on the balance sheet. See Note 2 – “Divestitures” for additional information.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	12/31/2022(1)	3/31/2022(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	1.88% - 2.49%	2023	$401	$362
Current maturities of long-term debt	Various	2023 - 2024	242	249
Current maturities of finance lease liabilities	0.30% - 14.30%	2023 - 2024	230	289
Short-term debt and current maturities of long-term debt			$873	$900

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	692	720
$700 million Senior notes	1.80%	2027	695	694
€750 million Senior notes	0.45%	2028	796	828
$650 million Senior notes	2.375%	2029	645	644
€600 million Senior notes	0.95%	2032	635	661
Finance lease liabilities	0.30% - 14.30%	2023 - 2028	519	643
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2023 - 2029	275	344
Mandatorily redeemable preferred stock outstanding	6.00%	2023	64	63
Other borrowings	Various	2023 - 2024	1	6
Long-term debt			4,322	4,603
Less: current maturities			472	538
Long-term debt, net of current maturities			$3,850	$4,065

(1)The carrying amounts of the senior notes as of December 31, 2022 and March 31, 2022, include the remaining principal outstanding of $3,486 million and $3,575 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $(23) million and $(28) million respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

Term Loan

During the second quarter of fiscal 2023, the Company entered into a $500 million term loan credit agreement (the “USD Term Loan”) with certain unaffiliated financial institutions that matures on September 1, 2024, unless the Company exercises its option to extend for one year until September 1, 2025. The USD Term Loan is required to be drawn down by March 1, 2023. The Company did not draw on the USD Term Loan as of December 31, 2022.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.3 billion and $3.7 billion as of December 31, 2022 and March 31, 2022, respectively, compared with carrying value of $3.8 billion and $4.0 billion as of December 31, 2022 and March 31, 2022, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
United States	$1,054	$1,168	$3,278	$3,570
United Kingdom	469	578	1,394	1,749
Other Europe	1,119	1,319	3,321	3,878
Australia	343	376	1,105	1,172
Other International	581	648	1,741	1,888
Total Revenues	$3,566	$4,089	$10,839	$12,257

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of December 31, 2022, approximately $19.6 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 13% of these remaining performance obligations in fiscal 2023, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	December 31, 2022	March 31, 2022
Trade receivables, net	$2,364	$2,694
Contract assets	$325	$371
Contract liabilities	$1,773	$1,915

Changes in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021
Balance, beginning of period	$1,915	$1,701
Deferred revenue	1,699	2,287
Recognition of deferred revenue	(1,725)	(2,032)
Currency translation adjustment	(88)	(22)
Other	(28)	(51)
Balance, end of period	$1,773	$1,883

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	December 31, 2022	March 31, 2022
Accrued expenses and other current liabilities	$79	$113
Other long-term liabilities	24	39
Total	$103	$152

Summary of Restructuring Plans

Fiscal 2023 Plan

During fiscal 2023, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2023 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2022	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of December 31, 2022
Fiscal 2023 Plan
Workforce Reductions	$—	$85	$—	$(50)	$—	$35
Facilities Costs	—	26	(17)	(7)	(1)	1
	—	111	(17)	(57)	(1)	36
Fiscal 2022 Plan
Workforce Reductions	$84	$(1)	$—	$(48)	$(5)	$30
Facilities Costs	1	27	(6)	(22)	1	1
	85	26	(6)	(70)	(4)	31
Other Prior Year and Acquired Plans
Workforce Reductions	$64	$(1)	$—	$(27)	$(3)	$33
Facilities Costs	3	(1)	—	—	1	3
	67	(2)	—	(27)	(2)	36
Total	$152	$135	$(23)	$(154)	$(7)	$103

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

For the nine months ended December 31, 2022, $16 million of restructuring costs is related to amortization of the right-of-use asset and interest expense for leased facilities that we have vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Service cost	$18	$22	$55	$67
Interest cost	62	50	192	153
Expected return on assets	(120)	(139)	(374)	(432)
Amortization of prior service costs	(2)	(2)	(6)	(6)
Contractual termination benefit	—	(3)	—	(2)
Recognition of actuarial loss	—	7	1	7
Net periodic pension income	$(42)	$(65)	$(132)	$(213)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 40.2% and 38.6% for the three months ended December 31, 2022 and December 31, 2021, respectively, and 30.9% and 42.4% for the nine months ended December 31, 2022 and December 31, 2021, respectively. For the three months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and an increase in unrecognized tax benefits primarily related to foreign tax credits. For the nine months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and the tax impact of business divestitures. For the three months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, an increase in unrecognized tax benefits primarily related to deductions taken in prior tax returns and tax rate changes in non-U.S. jurisdictions. For the nine months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and recording a valuation allowance on certain deferred tax assets in non-U.S. jurisdictions.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $475 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and our accumulated earnings in India as of March 31, 2021. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its future strategy and cash needs.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $27 million tax indemnification receivable related to uncertain tax positions, a $60 million tax indemnification receivable related to other tax payables, and a $104 million tax indemnification payable related to other tax receivables.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $50 million tax indemnification receivable from Perspecta related to other tax payables and a $6 million tax indemnification payable to Perspecta related to income tax and other tax receivables.

In connection with the sale of the HPS business, the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in U.S. Tax Court, these matters are not fully reserved and would result in a federal and state tax expense of approximately $472 million (including estimated interest and penalties) for the unreserved portion of these items and related cash cost if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended December 31, 2022, the Company’s liability for uncertain tax positions increased by $16 million (excluding interest and penalties and related tax attributes) primarily due to the benefit of U.S. foreign tax credits. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $7 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the nine months ended December 31, 2022 and December 31, 2021 are shown below:

	Fiscal 2023			Fiscal 2022
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	8,850,912	$30.09	$266	1,750,000	$38.52	$67
2nd Quarter	—	$—	—	2,112,212	$39.10	83
3rd Quarter	2,063,645	$27.41	57	6,755,555	$31.48	213
Total	10,914,557	$29.59	$323	10,617,767	$34.15	$363

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive (loss) income before reclassifications	(329)	(7)	—	(336)
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(5)	(15)
Balance at December 31, 2022	$(980)	$(7)	$251	$(736)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Other comprehensive (loss) income before reclassifications	—	12	—	12
Amounts reclassified from accumulated other comprehensive loss(1)	(86)	(3)	(6)	(95)
Balance at December 31, 2021	$(640)	$8	$247	$(385)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Stock Incentive Plans

Restricted Stock Units and Performance-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The Company also grants Performance-based restricted stock units (“PSUs”), which generally vest over a three-year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified market- and performance-based criteria over the three-year vesting period. The fair value of RSUs and PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	7,477,126	$35.89	156,722	$36.18
Granted	3,273,088	$38.65	58,500	$31.54
Settled	(2,061,787)	$33.65	(75,335)	$32.62
Canceled/Forfeited	(1,095,402)	$38.72	—	$—
Outstanding as of December 31, 2022	7,593,025	$37.11	139,887	$36.15

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Total share-based compensation cost	$26	$26	$81	$77
Related income tax benefit	$2	$4	$8	$11

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021
Cash paid for:
Interest	$115	$177
Taxes on income, net of refunds (1)	$289	$326

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$193	$130
Assets acquired under long-term financing	$74	$111
Investing:
Capital expenditures in accounts payable and accrued expenses	$2	$60
Capital expenditures through finance lease obligations	$73	$180
Assets acquired under long-term financing	$6	$44
Financing:
Shares repurchased but not settled in cash	$4	$11

(1) Income tax refunds were $56 million and $46 million for the nine months ended December 31, 2022 and December 31, 2021, respectively.
(2) Net of $911 million and $792 million in lease modifications and terminations during the first nine months of fiscal 2023 and 2022, respectively.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2022
Revenues	$1,738	$1,828	$3,566	$—	$3,566
Segment profit	$244	$123	$367	$(58)	$309
Depreciation and amortization(1)	$42	$209	$251	$24	$275

Three Months Ended December 31, 2021
Revenues	$1,946	$2,143	$4,089	$—	$4,089
Segment profit	$315	$102	$417	$(62)	$355
Depreciation and amortization(1)	$39	$252	$291	$27	$318

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2022
Revenues	$5,209	$5,630	$10,839	$—	$10,839
Segment profit	$672	$364	$1,036	$(199)	$837
Depreciation and amortization(1)	$123	$643	$766	$73	$839

Nine Months Ended December 31, 2021
Revenues	$5,706	$6,551	$12,257	$—	$12,257
Segment profit	$885	$351	$1,236	$(203)	$1,033
Depreciation and amortization(1)	$130	$755	$885	$84	$969

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $100 million and $106 million for the three months ended December 31, 2022 and 2021, respectively, and $305 million and $325 million for the nine months ended December 31, 2022 and 2021, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less cost of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs generally include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Profit
Total profit for reportable segments	$367	$417	$1,036	$1,236
All other loss	(58)	(62)	(199)	(203)
Subtotal	$309	$355	$837	$1,033
Interest income	41	15	89	51
Interest expense	(56)	(38)	(137)	(161)
Restructuring costs	(49)	(36)	(135)	(248)
Transaction, separation and integration-related costs	(6)	(11)	(12)	(23)
Amortization of acquired intangible assets	(100)	(106)	(305)	(325)
Merger related indemnification	(11)	—	(21)	—
SEC Matter	—	—	(8)	—
(Losses) gains on dispositions	(9)	(4)	(12)	343
Arbitration loss	(9)	—	(9)	—
Impairment losses	(8)	—	(8)	(10)
Debt extinguishment costs	—	(2)	—	(311)
Pension and OPEB actuarial and settlement losses	—	(7)	(1)	(7)
Income before income taxes	$102	$166	$278	$342
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of December 31, 2022 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2023	$159
2024	440
2025	271
2026	256
2027	27
Total	$1,153

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

A jury trial was held in May - June 2022, after which a jury awarded Oracle $30 million in damages. In September 2022, Oracle filed a motion seeking $27 million in attorneys’ fees and prejudgment interest. In November 2022, the Company entered into a settlement agreement with Oracle and HPE, resolving all matters in the litigation and the Company’s indemnification obligations to HPE. In January 2023, the Court entered an order dismissing the case with prejudice. The matter is now closed.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. The Court has scheduled a case management conference in February 2023 to discuss how the matter will progress.

The Company believes that the final remaining lawsuit described above is also without merit, and intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions. For more detail, see Note 14 – “Income Taxes” for further information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2023 and our financial condition as of December 31, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarter and first nine months of fiscal 2023 and fiscal 2022. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table sets forth certain financial data for the third quarter and first nine months of fiscal 2023 and fiscal 2022:

	Three Months Ended		Nine Months Ended
(In millions, except per-share amounts)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues	$3,566	$4,089	$10,839	$12,257

Income before income taxes	102	166	278	342
Income tax expense	41	64	86	145
Net income	$61	$102	$192	$197

Diluted earnings per share	$0.25	$0.38	$0.80	$0.73

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended			Three Months Ended
(in millions)	December 31, 2022	December 31, 2021	Percentage Change	Constant Currency December 31, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,054	$1,168	(9.8)%	$1,054	(9.8)%
United Kingdom	469	578	(18.9)%	539	(6.7)%
Other Europe	1,119	1,319	(15.2)%	1,227	(7.0)%
Australia	343	376	(8.8)%	380	1.1%
Other International	581	648	(10.3)%	635	(2.0)%
Total Revenues	$3,566	$4,089	(12.8)%	$3,835	(6.2)%

Operating Segments
GBS	$1,738	$1,946	(10.7)%	$1,863	(4.3)%
GIS	1,828	2,143	(14.7)%	1,972	(8.0)%
Total Revenues	$3,566	$4,089	(12.8)%	$3,835	(6.2)%

	Nine Months Ended			Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	Percentage Change	Constant Currency December 31, 2022(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$3,278	$3,570	(8.2)%	$3,278	(8.2)%
United Kingdom	1,394	1,749	(20.3)%	1,597	(8.7)%
Other Europe	3,321	3,878	(14.4)%	3,698	(4.6)%
Australia	1,105	1,172	(5.7)%	1,201	2.5%
Other International	1,741	1,888	(7.8)%	1,876	(0.6)%
Total Revenues	$10,839	$12,257	(11.6)%	$11,650	(5.0)%

Operating Segments
GBS	$5,209	$5,706	(8.7)%	$5,584	(2.1)%
GIS	5,630	6,551	(14.1)%	6,066	(7.4)%
Total Revenues	$10,839	$12,257	(11.6)%	$11,650	(5.0)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the third quarter of fiscal 2023, our total revenue was $3.6 billion, a decrease of $523 million or 12.8%, as compared to the same period a year ago. The 12.8% decrease against the comparative period includes a 6.6% unfavorable foreign currency exchange rate impact, a 2.4% decline in revenue from the disposition of certain businesses, and a 3.8% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

For the first nine months of fiscal 2023, our total revenue was $10.8 billion, a decrease of $1,418 million or 11.6%, as compared to the same period a year ago. The 11.6% decrease against the comparative period includes a 6.6% unfavorable foreign currency exchange rate impact, a 2.4% decline in revenue from the disposition of certain businesses, and a 2.6% decline in organic revenue.

The unfavorable foreign currency exchange rate impact is primarily driven by the strengthening of the U.S. dollar against the British Pound, Euro, and Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Global Business Services

For the third quarter of fiscal 2023, GBS revenue was $1.7 billion, a decrease of $208 million or 10.7%, as compared to the same period a year ago. The 10.7% decrease against the comparative period includes a 6.4% unfavorable foreign currency exchange rate impact and a 4.5% decline in revenue from the disposition of certain businesses, partially offset by 0.2% organic revenue growth from additional services provided to new and existing customers.

For the first nine months of fiscal 2023, GBS revenue was $5.2 billion, a decrease of $497 million or 8.7%, as compared to the same period a year ago. The 8.7% decrease against the comparative period includes a 6.6% unfavorable foreign currency exchange rate impact and a 4.2% decline in revenue from the disposition of certain businesses, partially offset by 2.1% organic revenue growth from additional services provided to new and existing customers.

For the third quarter and first nine months of fiscal 2023, GBS contract awards were $2.1 billion and $5.5 billion, respectively, as compared to $2.5 billion and $6.6 billion, respectively, in the same periods in fiscal 2022.

Global Infrastructure Services

For the third quarter of fiscal 2023, our GIS revenue was $1.8 billion, a decrease of $315 million or 14.7%, as compared to the same period a year ago. The 14.7% decrease against the comparative period includes a 6.7% unfavorable foreign currency exchange rate impact, 0.6% decline in revenue from the disposition of certain businesses, and a 7.4% decline in organic revenue.

For the first nine months of fiscal 2023, our GIS revenue was $5.6 billion, a decrease of $921 million or 14.1%, as compared to the same period a year ago. The 14.1% decrease against the comparative period includes a 6.7% unfavorable foreign currency exchange rate impact, 0.6% decline in revenue from the disposition of certain businesses, and a 6.8% decline in organic revenue.

For the third quarter and first nine months of fiscal 2023, GIS contract awards were $2.7 billion and $5.5 billion, respectively, as compared to $2.5 billion and $6.7 billion, respectively, in the same periods in fiscal 2022.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Costs of services	$2,799	$3,179	$(380)	(12.0)%	$8,504	$9,522	$(1,018)	(10.7)%
Selling, general and administrative	315	340	(25)	(7.4)	988	1,093	(105)	(9.6)
Depreciation and amortization	375	424	(49)	(11.6)	1,144	1,294	(150)	(11.6)
Restructuring costs	49	36	13	36.1	135	248	(113)	(45.6)
Interest expense	56	38	18	47.4	137	161	(24)	(14.9)
Interest income	(41)	(15)	(26)	173.3	(89)	(51)	(38)	74.5
Debt extinguishment costs	—	2	(2)	(100.0)	—	311	(311)	(100.0)
Loss (gain) on disposition of businesses	9	4	5	125.0	12	(373)	385	(103.2)
Other income, net	(98)	(85)	(13)	15.3	(270)	(290)	20	(6.9)
Total Costs and Expenses	$3,464	$3,923	$(459)	(11.7)%	$10,561	$11,915	$(1,354)	(11.4)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.8 billion and $8.5 billion for the third quarter and first nine months of fiscal 2023, respectively, a decrease of $380 million and $1,018 million, respectively, as compared to the same periods of the prior fiscal year.

For the third quarter of fiscal 2023, the $380 million decrease in expenses against the comparative period was primarily due to a favorable foreign currency exchange rate impact of $211 million, a decrease in payroll related expenses due to a combination of lower revenues and our cost optimization efforts, and lower spend on professional services and contractor-related expenses.

For the first nine months of fiscal 2023, the $1,018 million decrease in expenses against the comparative period was primarily due to a favorable foreign currency exchange rate impact of $643 million, a decrease in payroll related expenses due to a combination of lower revenues and our cost optimization efforts, and lower spend on professional services and contractor-related expenses.

In fiscal 2023, COS as a percentage of revenue increased against the comparative periods and was primarily driven by a decline in revenue exceeding the associated decline in payroll related expenses.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $315 million and $988 million for the third quarter and first nine months of fiscal 2023, respectively, a decrease of $25 million and $105 million, respectively, as compared to the same periods of the prior fiscal year.

For the third quarter of fiscal 2023, the $25 million decrease in expenses against the comparative period was primarily due to a favorable foreign currency exchange rate impact of $17 million and lower payroll related expenses, partially offset by an $11 million charge for merger-related indemnification expenses and $9 million for an arbitration loss.

For the first nine months of fiscal 2023, the $105 million decrease in expenses against the comparative period was primarily due to a favorable foreign currency exchange rate impact of $54 million, lower payroll related expenses, lower real estate costs and other professional and contractor-related expenses, partially offset by a $21 million charge for merger related indemnification expenses, $9 million for an arbitration loss, and $8 million for the SEC Matter.

Depreciation and Amortization

Depreciation expense was $123 million and $390 million for the third quarter and first nine months of fiscal 2023, respectively, a decrease of $33 million and $89 million, respectively, as compared to the same periods of the prior fiscal year. The decreases in depreciation expense were primarily due to lower average net property and equipment balances and favorable foreign currency exchange rate impacts of $8 million and $25 million for the third quarter and first nine months of fiscal 2023, respectively.

Amortization expense was $252 million and $754 million for the third quarter and first nine months of fiscal 2023, respectively, a decrease of $16 million and $61 million, respectively, as compared to the same periods of the prior fiscal year. The decreases in amortization expense were primarily due to decreases in software amortization, a reduction in transition and transformation contract cost amortization due to contract completions, and favorable foreign currency exchange rate impacts of $12 million and $36 million for the third quarter and first nine months of fiscal 2023, respectively.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2023, management approved global cost savings initiatives designed to better align our workforce and facility structures. During the third quarter and first nine months of fiscal 2023, restructuring costs, net of reversals, were $49 million and $135 million, respectively. Restructuring costs increased $13 million during the third quarter of fiscal 2023 and decreased $113 million during the first nine months of fiscal 2023, respectively, as compared to the same periods of the prior fiscal year.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

For the third quarter of fiscal 2023, interest expense was $56 million and interest income was $41 million, an increase of $18 million and $26 million, respectively, as compared to the same period of the prior fiscal year. The increases in interest expense and interest income against the comparative period were primarily due to the impact of rising global interest rates on our multicurrency cash pools and money market accounts.

For the first nine months of fiscal 2023, interest expense was $137 million and interest income was $89 million, a decrease of $24 million and increase of $38 million, respectively, as compared to the same period of the prior fiscal year. The decrease in interest expense against the comparative period was primarily due to a reduction in notes payable and term loans, the Company's refinancing of its high coupon debt in fiscal 2022, and decreases in interest expense from finance leases and borrowings for asset financing. Rising global interest rates on our multicurrency cash pools and money market accounts led to higher interest income against the comparative period.

Debt Extinguishment Costs

There were no debt extinguishment costs recorded for both the third quarter and first nine months of fiscal 2023.

Debt extinguishment costs were $2 million and $311 million for the third quarter and first nine months of fiscal 2022, respectively, for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

Loss (gain) on Disposition of Businesses

During the first nine months of fiscal 2023, DXC sold insignificant businesses that resulted in a loss of $12 million.

During the first nine months of fiscal 2022, DXC sold its HPS business for approximately $551 million, resulting in a pre-tax gain on sale of $337 million, net of closing costs. DXC also sold certain insignificant businesses that resulted in a gain of $49 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Non-service cost components of net periodic pension income	$(60)	$(87)	$(187)	$(280)
Foreign currency (gain) loss	(8)	3	(11)	10
Gain on sales of assets	(28)	(4)	(72)	(62)
Other (gain) loss	(2)	3	—	42
Total	$(98)	$(85)	$(270)	$(290)

Other income, net, increased by $13 million and decreased by $20 million for the third quarter and first nine months of fiscal 2023, respectively, as compared to the same periods of the prior fiscal year.

For the third quarter of fiscal 2023, the $13 million increase against the comparative period was primarily due to $24 million of additional gains from sales of assets, $11 million of favorable foreign currency hedge-related gains, and a $5 million increase in other gains, partially offset by a $27 million decrease in the non-service cost components of net periodic pension income attributable to changes in expected returns on assets and other actuarial assumptions.

For the first nine months of fiscal 2023, the $20 million decrease against the comparative period was primarily due to a $93 million decrease in the non-service cost components of net periodic pension income attributable to changes in expected returns on assets and other actuarial assumptions, partially offset by a $42 million change in other losses primarily from disposition of businesses in the comparative period, $21 million of favorable foreign currency gains, and $10 million of additional gains from sales of assets.

Taxes

Our effective tax rate (“ETR”) was 40.2% and 38.6% for the three months ended December 31, 2022 and December 31, 2021, respectively, and 30.9% and 42.4% for the nine months ended December 31, 2022 and December 31, 2021, respectively. For the three months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and an increase in unrecognized tax benefits primarily related to foreign tax credits. For the nine months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and the tax impact of business divestitures. For the three months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, an increase in unrecognized tax benefits primarily related to deductions taken in prior tax returns and tax rate changes in non-U.S. jurisdictions. For the nine months ended December 31, 2021, the primary drivers of the ETR were the global mix of income, gain on sale of HPS business, tax rate changes in non-U.S. jurisdictions and recording a valuation allowance on certain deferred tax assets in non-U.S. jurisdictions.

In the U.S., the Inflation Reduction Act (“Act”) was signed into law on August 16, 2022. We do not currently expect the Act to have a material impact on our Consolidated Financial Statements.

Earnings Per Share

Diluted EPS for the third quarter and first nine months of fiscal 2023 was $0.25 and $0.80, respectively, a decrease of $0.13 and increase of $0.07, respectively, as compared to the same periods of the prior fiscal year.

For the third quarter of fiscal 2023, the decrease in diluted EPS against the comparative period was primarily due to the $39 million decrease in net income attributable to DXC common stockholders, partially offset by the decrease in the weighted average shares of common stock outstanding. Diluted EPS for the third quarter of fiscal 2023 includes $0.17 per share of restructuring costs, $0.02 per share of transaction, separation and integration-related costs, $0.34 per share of amortization of acquired intangible assets, $0.07 per share of merger related indemnification and arbitration loss costs, $0.03 per share of impairment losses, and $0.07 per share of net losses on dispositions.

For the first nine months of fiscal 2023, the increase in diluted EPS against the comparative period was primarily due to the decrease in the weighted average shares of common stock outstanding. Diluted EPS for the first nine months of fiscal 2023 includes $0.46 per share of restructuring costs, $0.04 per share of transaction, separation and integration-related costs, $1.04 per share of amortization of acquired intangible assets, $0.13 per share of merger related indemnification, arbitration loss, and SEC matter costs, $0.03 per share of impairment losses, and $0.05 per share of net gains on dispositions.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes (“EBIT”), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, non-GAAP EPS, organic revenue growth, and constant currency revenues.

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

Selected references are made to revenue growth on an “organic basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates and without the impacts of acquisitions and divestitures from “organic basis” financial results, thereby providing comparisons of operating performance from period to period of the business that we have owned during all periods presented. Organic revenue growth is calculated by dividing the year-over-year change in GAAP revenues attributed to organic growth by the GAAP revenues reported in the prior comparable period. This approach is used for all results where the functional currency is not the U.S. dollar. We believe organic revenue growth provides investors with useful supplemental information about our revenues after excluding the effect of currency exchange rate fluctuations for currencies other than U.S. dollars and the effects of acquisitions and divestitures in the periods presented.

There are limitations to the use of the non-GAAP financial measures presented in this report. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. Dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. Dollar. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues.”

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2022	2021	Dollar	Percent	2022	2021	Dollar	Percent
Income before income taxes	$102	$166	$(64)	(38.6)%	$278	$342	$(64)	(18.7)%
Non-GAAP income before income taxes	$294	$332	$(38)	(11.4)%	$789	$923	$(134)	(14.5)%
Net income	$61	$102	$(41)	(40.2)%	$192	$197	$(5)	(2.5)%
Adjusted EBIT	$309	$355	$(46)	(13.0)%	$837	$1,033	$(196)	(19.0)%

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
•Merger related indemnification – represents the Company’s current estimate of potential liability to HPE for indemnification on the Forsyth v. HP Inc. and HPE litigation, and the Company’s final liability to HPE on the Oracle v. HPE litigation; both obligations pursuant to HPES merger.(2)
•SEC Matter - represents the Company’s current estimate of potential liability related to a previously disclosed investigation into its historical determination and disclosure of certain “transaction, separation, and integration-related costs” as part of the Company’s non-GAAP adjustments.(3)
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(4)
•Arbitration loss - reflects a loss arising from an arbitration decision in the third quarter of fiscal 2023.
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

The TSI-Related costs for the third quarter of fiscal 2023 include $6 million of costs incurred in connection with activities related to acquisitions and divestitures.

The TSI-Related costs for the first nine months of fiscal 2023 include $12 million of costs incurred in connection with activities related to acquisitions and divestitures.

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

(2) See Note 19 – “Commitments and Contingencies,” Oracle America, Inc., et al. v. Hewlett Packard Enterprise Company; and Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise.

(3) See Note 19 – “Commitments and Contingencies,” SEC Matter.

(4) Gains and losses on dispositions for the first nine months of fiscal 2023 include a net loss of $12 million on dispositions related to certain insignificant businesses.

Gains and losses on dispositions for the first nine months of fiscal 2022 include a $337 million gain on sale of the HPS business, gains of $19 million on other dispositions partially offset by $13 million of adjustments relating to the sale of the HHS business.

(5) Impairment losses on dispositions for the first nine months of fiscal 2023 include an $8 million impairment charge for customer related intangible assets.

Impairment losses on dispositions for the first nine months of fiscal 2022 include a $10 million impairment charge of undeployed assets related to TSI-related capitalized costs.

(6) Debt extinguishment costs were $2 million and $311 million for the third quarter and first nine months of fiscal 2022, respectively, for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

(7) Tax adjustment for the first nine months of fiscal 2022 reflects net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification and Arbitration Loss	Gains and Losses on Dispositions	Impairment Losses	Non-GAAP Results
Income before income taxes	$102	$49	$6	$100	$20	$9	$8	$294
Income tax expense (benefit)	41	10	1	20	4	(7)	1	70
Net income	61	39	5	80	16	16	7	224
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$59	$39	$5	$80	$16	$16	$7	$222

Effective Tax Rate	40.2%							23.8%

Basic EPS	$0.26	$0.17	$0.02	$0.35	$0.07	$0.07	$0.03	$0.97
Diluted EPS	$0.25	$0.17	$0.02	$0.34	$0.07	$0.07	$0.03	$0.95

Weighted average common shares outstanding for:
Basic EPS	229.54	229.54	229.54	229.54	229.54	229.54	229.54	229.54
Diluted EPS	233.00	233.00	233.00	233.00	233.00	233.00	233.00	233.00

	Nine Months Ended December 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification, Arbitration Loss, and SEC Matter	Gains and Losses on Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$278	$135	$12	$305	$38	$12	$8	$1	$789
Income tax expense	86	28	2	62	7	24	1	—	210
Net income (loss)	192	107	10	243	31	(12)	7	1	579
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	—	4
Net income (loss) attributable to DXC common stockholders	$188	$107	$10	$243	$31	$(12)	$7	$1	$575

Effective Tax Rate	30.9%								26.6%

Basic EPS	$0.82	$0.46	$0.04	$1.05	$0.13	$(0.05)	$0.03	$0.00	$2.49
Diluted EPS	$0.80	$0.46	$0.04	$1.04	$0.13	$(0.05)	$0.03	$0.00	$2.45

Weighted average common shares outstanding for:
Basic EPS	230.65	230.65	230.65	230.65	230.65	230.65	230.65	230.65	230.65
Diluted EPS	234.38	234.38	234.38	234.38	234.38	234.38	234.38	234.38	234.38

	Three Months Ended December 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Debt Extinguishment Costs	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$166	$36	$11	$106	$4	2	7		$332
Income tax expense	64	4	1	13	—	—	1	10	93
Net income	102	32	10	93	4	2	6	(10)	239
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—				4
Net income attributable to DXC common stockholders	$98	$32	$10	$93	$4	$2	$6	$(10)	$235

Effective Tax Rate	38.6%								28.0%

Basic EPS	$0.39	$0.13	$0.04	$0.37	$0.02	$0.01	$0.02	$(0.04)	$0.94
Diluted EPS	$0.38	$0.13	$0.04	$0.36	$0.02	$0.01	$0.02	$(0.04)	$0.92

Weighted average common shares outstanding for:
Basic EPS	250.27	250.27	250.27	250.27	250.27	250.27	250.27	250.27	250.27
Diluted EPS	254.82	254.82	254.82	254.82	254.82	254.82	254.82	254.82	254.82

	Nine Months Ended December 31, 2021
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and Losses on Dispositions	Impairment Losses	Debt Extinguishment Costs	Pension and OPEB Actuarial and Settlement Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$342	$248	$23	$325	$(343)	$10	$311	$7	—	$923
Income tax expense	145	48	6	63	(91)	2	73	1	(18)	229
Net income	197	200	17	262	(252)	8	238	6	18	694
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	—	—	9
Net income attributable to DXC common stockholders	$188	$200	$17	$262	$(252)	$8	$238	$6	$18	$685

Effective Tax Rate	42.4%									24.8%

Basic EPS	$0.74	$0.79	$0.07	$1.04	$(1.00)	$0.03	$0.94	$0.02	$0.07	$2.71
Diluted EPS	$0.73	$0.78	$0.07	$1.02	$(0.98)	$0.03	$0.92	$0.02	$0.07	$2.66

Weighted average common shares outstanding for:
Basic EPS	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44	252.44
Diluted EPS	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59	257.59

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Total revenue growth	(12.8)%	(4.6)%	(11.6)%	(8.1)%
Foreign currency	6.6%	1.0%	6.6%	(2.1)%
Acquisitions and divestitures	2.4%	2.2%	2.4%	7.6%
Organic revenue growth	(3.8)%	(1.4)%	(2.6)%	(2.6)%

GBS revenue growth	(10.7)%	1.3%	(8.7)%	(10.0)%
Foreign currency	6.4%	1.3%	6.6%	(1.5)%
Acquisitions and divestitures	4.5%	4.4%	4.2%	15.5%
GBS organic revenue growth	0.2%	7.0%	2.1%	4.0%

GIS revenue growth	(14.7)%	(9.5)%	(14.1)%	(6.5)%
Foreign currency	6.7%	0.9%	6.7%	(2.5)%
Acquisitions and divestitures	0.6%	0.3%	0.6%	0.5%
GIS organic revenue growth	(7.4)%	(8.3)%	(6.8)%	(8.5)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$61	$102	$192	$197
Income tax expense	41	64	86	145
Interest income	(41)	(15)	(89)	(51)
Interest expense	56	38	137	161
EBIT	117	189	326	452
Restructuring costs	49	36	135	248
Transaction, separation and integration-related costs	6	11	12	23
Amortization of acquired intangible assets	100	106	305	325
Merger related indemnification	11	—	21	—
SEC Matter	—	—	8	—
Losses (gains) on dispositions	9	4	12	(343)
Arbitration loss	9	—	9	—
Impairment losses	8	—	8	10
Debt extinguishment costs	—	2	—	311
Pension and OPEB actuarial and settlement losses	—	7	1	7
Adjusted EBIT	$309	$355	$837	$1,033

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2022, our cash and cash equivalents (“cash”) were $2.1 billion, of which $0.6 billion was held outside of the U.S. As of March 31, 2022, our cash was $2.7 billion, of which $1.3 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.2 billion held by majority owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2022	December 31, 2021	Change
Net cash provided by (used in):
Operating activities	$1,000	$1,230	$(230)
Investing activities	(299)	93	(392)
Financing activities	(693)	(1,460)	767
Effect of exchange rate changes on cash and cash equivalents	(95)	25	(120)
Cash classified within current assets held for sale	(494)	63	(557)
Net decrease in cash and cash equivalents	$(581)	$(49)	$(532)

Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at the end of period	$2,091	$2,919

Operating cash flow

Net cash provided by operating activities during the first nine months of fiscal 2023 was $1,000 million as compared to $1,230 million during the comparable period of the prior fiscal year. The decrease of $230 million was primarily due to a decrease in net income, net of adjustments of $242 million, partially offset by a $12 million favorable change in working capital due to lower working capital outflows during the first nine months of fiscal 2023.

The following table contains certain key working capital metrics:

	Three Months Ended
	December 31, 2022	December 31, 2021
Days of sales outstanding in accounts receivable	69	65
Days of purchases outstanding in accounts payable	(54)	(40)
Cash conversion cycle	15	25

Investing cash flow

Net cash (used in) provided by investing activities during the first nine months of fiscal 2023 was $(299) million as compared to $93 million during the comparable period of the prior fiscal year. The change of $392 million was primarily due to a decrease in cash from business dispositions of $467 million and proceeds from short-term investing of $24 million incurred only in the comparable period of fiscal 2022. This was partially offset by an increase in proceeds from sale of assets of $70 million and a decrease in capital expenditures of $48 million.

Financing cash flow

Net cash used in financing activities during the first nine months of fiscal 2023 was $693 million as compared to $1,460 million during the comparable period of the prior fiscal year. The $767 million decrease was primarily due to a decrease in payments on capital leases and borrowings for asset financing of $456 million, payments for debt extinguishment cost of $344 million incurred only in the comparable period of fiscal 2022, an increase in commercial paper borrowings, net of repayments of $32 million, and a decrease in share repurchases of $27 million. This was partially offset by borrowings on long term debt, net of repayments of $65 million incurred only in the comparable period of fiscal 2022.

Cash classified within current assets held for sale

As of December 31, 2022, $0.5 billion of cash related to the FDB Business was reclassified as assets held for sale. The FDB Business was subsequently sold on January 3, 2023. See Note 2 – “Divestitures” for more information.

Capital Resources

See Note 19 – “Commitments and Contingencies” for disclosure of certain commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the “Liquidity” subheading.

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2022	March 31, 2022
Short-term debt and current maturities of long-term debt	$873	$900
Long-term debt, net of current maturities	3,850	4,065
Total debt	$4,723	$4,965

For the first nine months of fiscal 2023, approximately 60% of our total debt balance was denominated in foreign currencies. In fiscal 2023, the $0.2 billion decrease in total debt was primarily due to a favorable foreign currency exchange rate impact and decreases in finance lease liabilities and borrowings for asset financing, partially offset by an increase in commercial paper borrowings.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2022 and December 31, 2021.

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

Our total liquidity of $5.6 billion as of December 31, 2022, includes $2.1 billion of cash and cash equivalents, $3.0 billion of available borrowings under our revolving credit facility, and $500 million of available borrowings under our term loan credit agreement.

Share Repurchases

See Note 15 – “Stockholders’ Equity”

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

For our minimum purchase commitments as of December 31, 2022, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the audit committee of our board of directors. During the three months ended December 31, 2022, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2022 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2022, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—	$—	—	$887,691,440
November 1, 2022 to November 30, 2022	587,898	$28.90	587,898	$870,701,986
December 1, 2022 to December 31, 2022	1,475,747	$26.82	1,475,747	$831,128,011

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
3.2
Amended and Restated Bylaws of DXC Technology Company, effective November 3, 2022 (incorporated by reference to Exhibit 3.2. to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

10.1*
Fourteenth Amendment to the Receivables Purchase Agreement dated as of December 21, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

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

DXC TECHNOLOGY COMPANY

Dated:	February 1, 2023	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer