Form 10-K
period 2023-03-31
DXC Technology Co
filed 2023-05-19
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $5,609,825,662.

211,274,016 shares of common stock, par value $0.01 per share, were outstanding as of May 8, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•our inability to compete in certain markets and expand our capacity in certain offshore locations and risks associated with such offshore locations, such as the on-going conflict between Russia and Ukraine;
•failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs;
•public health crises such as the COVID-19 pandemic;
•our indebtedness;
•the competitive pressures faced by our business;
•our inability to accurately estimate the cost of services, and the completion timeline of contracts;
•execution risks by us and our suppliers, customers, and partners;
•the risks associated with climate change and natural disasters;
•increased scrutiny of, and evolving expectations for, sustainability and environmental, social and governance (“ESG”) initiatives;
•our inability to retain and hire key personnel and maintain relationships with key partners;
•the risks associated with prolonged periods of inflation or current macroeconomic conditions, including the current decline in economic growth rates in the United States and in other countries, the possibility of reduced spending by customers in the areas we serve, the success of our cost-takeout efforts, continuing unfavorable foreign exchange rate movements, and our ability to close new deals in the event of an economic slowdown;
•the risks associated with our international operations, such as risks related to currency exchange rates;
•our inability to comply with existing and new laws and regulations, including social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands;
•our inability to achieve the expected benefits of our restructuring plans;
•inadvertent infringement of third-party intellectual property rights or our inability to protect our own intellectual property assets;
•our inability to procure third-party licenses required for the operation of our products and service offerings;
•risks associated with disruption of our supply chain;
•our inability to maintain effective disclosure controls and internal control over financial reporting;
•potential losses due to asset impairment charges;
•our inability to pay dividends or repurchase shares of our common stock;
•pending investigations, claims and disputes and any adverse impact on our profitability and liquidity;
•disruptions in the credit markets, including disruptions that reduce our customers’ access to credit and increase the costs to our customers of obtaining credit;
•counterparty default risk in our hedging program;

•our failure to bid on projects effectively;
•financial difficulties of our customers and our inability to collect receivables;
•our inability to maintain and grow our customer relationships over time and to comply with customer contracts or government contracting regulations or requirements;
•our inability to succeed in our strategic transactions;
•changes in tax rates, tax laws, and the timing and outcome of tax examinations;
•risks following the merger of Computer Sciences Corporation (“CSC”) and Enterprise Services business of Hewlett Packard Enterprise Company's (“HPES”) businesses, including anticipated tax treatment, unforeseen liabilities and future capital expenditures;
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”), which was acquired by Peraton in May 2021; and
•the other factors described under Item 1A. “Risk Factors.”

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. We make certain ESG and sustainability-related disclosures in this Annual Report on Form 10-K; our inclusion of those disclosures is in response to certain areas of stakeholder interest, and should not be read as implying that such disclosures are necessarily material to our operations, strategy or financial statements.

We provide information herein and on our website, including in our voluntary ESG-related reporting, that is not necessarily “material” under the U.S. federal securities laws for Securities and Exchange Commission (the “SEC”) reporting purposes, even if we use the term “material” or “materiality” herein, on our website and in our external ESG disclosures, or in other materials that we may release from time to time in connection with our ESG efforts, goals and initiatives. For example, we include climate risk cost estimates in our voluntary climate change-related reporting, and these estimates, which are based on assumptions, we do not currently consider material as that term is defined under the U.S. federal securities laws. Any such ESG-related information, whether included herein, on our website or otherwise, may be informed by definitions of materiality other than the definition under the U.S. federal securities laws and may be informed by various ESG standards and frameworks (including SASB, TCFD, CDP and GRI standards as well as standards for the measurement of underlying data) and the interests of various stakeholders. Given the inherent uncertainty of such information, estimates, assumptions and timelines contained in our ESG-related disclosures, we may not be able to anticipate in advance whether or the degree to which such matters are “material” under the U.S. federal securities laws or whether we will or will not be able to meet our plans, targets or goals.

Furthermore, much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For example, our disclosures may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, changing stakeholder focus, or other factors, some of which may be beyond our control. Given the uncertainties, estimates, and assumptions involved, the materiality of some of this information is inherently difficult to assess far in advance. We may also rely on third-party information, standards, and certifications, which may change over time as methodologies and data availability and quality continue to evolve. These factors, as well as any inaccuracies or methodological concerns with the third-party data and frameworks we use, including in our own estimates or assumptions in response to such frameworks, may cause results to differ materially, and adversely, from estimates and beliefs made by us or third parties, including regarding our ability to achieve our goals. While we are not aware of any material flaws with the third-party information we have used, except to the extent disclosed, we have not undertaken to independently verify this information or the assumptions or other methodological aspects underlying such information.

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

Our more than 130,000 people in approximately 70 countries are entrusted by our customers, who represent approximately half of today’s Fortune 500 companies. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"), to provide solutions across our six differentiated offerings that modernize operations and drive innovation across our customers' entire IT estate.

DXC was formed on April 1, 2017 by the merger of CSC and HPES (the "HPES Merger").

Transformation Journey

DXC's transformation journey focuses on building stronger relationships with customers, its people, and unlocking value across our six offerings.

Key transformation journey priorities include:

•Inspire and Take Care of our Colleagues – Continuing to bring in new technology, account and delivery talent across the world, and making investments that recognize and reward our people

•Focus on Customers – Strengthening our customer relationships and ensuring we are proactively delivering for customers

•Optimize Costs – Optimizing value to better serve our customers by eliminating confusion and complexity

•Seize the Market – Seizing the market opportunity by cross-selling and expanding what we do with our customers across the six offerings

•Financial Foundation – Unlocking value by pursuing strategic alternatives, rationalizing our portfolio, and strengthening our balance sheet through creating a firm foundation that reflects our commitment to running a long-term sustainable business

The Company will continue to focus on execution of its transformation journey in the next fiscal year, with a continued focus on our people, revenue stabilization, cost optimization and winning in the market. The Company is continuing with its portfolio-shaping efforts, making the right investments and divesting assets that the Company does not believe are well integrated with the six offerings and its strategic direction in order to better focus on its strategy.

Important Divestitures

During the fourth quarter of fiscal 2023, DXC completed the sale of its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €308 million (approximately $329 million), resulting in a pre-tax gain of approximately $215 million.

During the first quarter of fiscal 2022, DXC completed the sale of its healthcare provider software business (“HPS” or the “HPS Business”) to Dedalus Holding S.p.A. (“Dedalus”) for €468 million (approximately $551 million), resulting in a pre-tax gain on sale of $331 million.

During fiscal 2021, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital") for approximately $5.0 billion, resulting in a pre-tax gain on sale of $2,014 million.

See Note 2 - "Divestitures" for further information on divestitures.

Segments and Services

Our reportable segments are GBS and GIS.

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
•Applications. We help simplify, modernize and accelerate mission-critical applications that support business agility and growth through our Applications services. We are the engineers that enable our customers to take advantage of the latest digital platforms with both customized and pre-packaged applications, ensure resiliency, launch new products and enter new markets with minimal disruption. We help customers define, execute and manage their enterprise applications strategy.
•Insurance Software and Business Process Services ("BPS"). We partner with insurance clients, to modernize and run IT systems, provide proprietary modular insurance software and platforms, and operate the full spectrum of insurance business process services. We also help operate and continuously improve bank cards, payment and lending processes and operations, and customer experience operations.

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

Sales and Marketing

We market and sell our services to customers through our direct sales force, which operates out of various locations around the world. Our customers include commercial businesses of many sizes and across many industries, as well as public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2023, fiscal 2022, or fiscal 2021.

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

Environmental, Social and Governance (ESG)

The governance of DXC's ESG program is a multitiered process involving our Board of Directors (the "Board"), members of our executive staff and internal leadership. Our Board provides oversight of our ESG program, enabling us to have the governance, long-term strategy and processes to manage ESG outcomes and meet the needs of our stakeholders. The Nominating/Corporate Governance Committee of our Board has specific oversight of ESG. Our ESG leadership team regularly updates the committee on ESG status and provides an update to the full board annually.

Our ESG strategy reflects our ongoing commitment to being a responsible corporate citizen. DXC has been a signatory of the UN Global Compact ("UNGC") since the inception of our Company, and we are committed in our alignment with the UNGC's Ten Principles for responsible business practices. We are proud to be part of the global movement to reduce the impact of climate change on the world, and we are dedicated to driving sustainable growth by setting ambitious, science-based emissions reduction targets.

We strive to reduce our impact on the environment and improve resource efficiency in the areas of energy consumption, data center management and travel and transportation. Our conservation efforts are supported in part by our shift to a virtual-first operating model, which enables our workforce to be largely remote and helps us reduce our overall energy consumption, which in turn helps to reduce our greenhouse gas emissions. While the virtual-first model mainly helps reduce the size of our office footprint, we are also pursuing efficiency programs for data centers and data center rationalization programs to reduce energy consumption.

DXC also partners with customers to help them achieve their own climate-related goals. In response to shifting customer demand, we offer a number of products and services that can have a significant impact on our customers’ sustainability objectives, delivering climate-related benefits far greater than what we could achieve alone through our internal carbon-reduction efforts. Offerings such as DXC Modern Workplace, cloud migration services and data-driven sustainability services can directly reduce carbon emissions for our customers, based on reports from our customers.

Additional information about our ESG initiatives is available on our website at http://dxc.com/us/en/about-us/corporate-responsibility. The information on our website, including our voluntary ESG-related reporting, is not incorporated by reference into, and is expressly not a part of, this report.

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

Human Capital Management

As a leading global information technology services company, we attract highly skilled and educated people. As of March 31, 2023, we employed more than 130,000 people worldwide. At DXC we value our people and the opportunity to engage with them - we are at our best when our people feel valued and respected.

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

Training and Education

We view professional development as a corporate responsibility - a strategic investment in our employees’ and the company’s future. Through our global learning management ecosystem, we offer hundreds of learning programs as well as a career development system to help employees reach their potential. Providing ways to learn, grow, and explore new and challenging opportunities contributes to our ability to retain a motivated, knowledgeable workforce. Assessing employee abilities and contributions is a cornerstone of development at DXC. Our self-directed learning culture encourages employees to learn at their own pace and in a learning environment of their preference. Key to our people development is the role managers play - we remain focused on equipping and enabling our people leaders so that our people have leaders that guide and support them in their development and success.

Inclusion & Diversity

We are committed to an inclusive and diverse workforce. The DXC Global Diversity and Non-Discrimination Policy guides our engagement in management and hiring practices that promote diversity and inclusion.

Human Rights

We are committed to the protection and advancement of human rights and to enabling our operations in communities around the world to function with integrity. DXC is firmly committed to seeking to prevent modern slavery and the exploitation of vulnerable groups. Our main human rights–related focus areas are adopting policies and practices aimed at preventing human rights abuses through our large and diverse global supply chain and supporting a diverse and inclusive corporate culture.

Available Information

We use our corporate website, www.dxc.technology, as a routine channel for distributing important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available through the SEC at www.sec.gov. Our corporate governance guidelines, Board committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Michael J. Salvino	57	2019	Indefinite	Chairman, President and Chief Executive Officer	None
Kenneth P. Sharp	52	2020	Indefinite	Executive Vice President and Chief Financial Officer	None
Mary E. Finch	54	2019	Indefinite	Executive Vice President, Chief Human Resources Officer and Global Lead, Marketing	None
William L. Deckelman, Jr.	65	2017	Indefinite	Executive Vice President and General Counsel	None
James M. Brady	56	2023	Indefinite	Executive Vice President and Chief Operating Officer	None
Christopher R. Drumgoole	48	2021	Indefinite	Global Lead, Cloud Infrastructure and ITO	None
Christopher A. Voci	51	2021	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

Michael J. Salvino serves as Chairman, President and Chief Executive Officer of DXC. He was appointed President and Chief Executive Officer of DXC in September 2019, has been a member of the Board since May 2019 and was appointed Chairman of the Board in July 2022. Prior to joining DXC, Mr. Salvino served as managing director of Carrick Capital Partners from 2016 to 2019, where he was directly involved with Carrick's portfolio companies and in sourcing new investments, growing and managing large scale tech-enabled services businesses, specifically business process outsourcing, security and machine learning. Prior to his tenure at Carrick, from 2009 to 2016, Mr. Salvino served as group chief executive of Accenture Operations, where he led a team of more than 100,000 consulting and outsourcing professionals focused on providing business process outsourcing, infrastructure, security and cloud services to deliver business value and drive productivity and digital improvements for clients. Prior to that, he held leadership roles in the HR outsourcing business at Hewitt Associates Inc. and as president of the Americas Region at Exult Inc. Mr. Salvino is a board member of the Atrium Health Foundation, the largest healthcare system in the Carolinas, where he serves on the Investment Oversight Committee for both the hospital and the foundation. Mr. Salvino graduated from Marietta College with a Bachelor of Science degree in industrial engineering. He is a member of the Board of Visitors of the Duke University Pratt School of Engineering.

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

Mary E. Finch serves as Executive Vice President, Chief Human Resources Officer and Global Lead, Marketing of DXC since April 2023. She previously served as Executive Vice President and Chief Human Resources Officer of DXC from October 2019 to April 2023. Before joining DXC, Ms. Finch served as Executive Vice President and Chief Human Resources Officer of AECOM from September 2015 to October 2019. Prior to that, she served at Accenture as Senior Managing Director from September 2013 to August 2015 and as Managing Director Human Resources from January 2001 to September 2013, where she held various roles across the company including COO of Human Resources where she drove global delivery of HR services, overseeing operations supporting approximately 320,000 employees across 56 countries and multiple Accenture businesses. Ms. Finch also served as VP Human Resources of Abilizer Solutions Inc. from 2000 to 2001.

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

James M. Brady serves as Executive Vice President and Chief Operating Officer of DXC since April 2023. He previously served as Executive Vice President of Global Delivery from April 2022 to April 2023 and as President of the Americas Region from June 2020 to April 2022. Before joining DXC, he served as Chief Operating Officer of Accumen Inc., a tech-enabled healthcare performance company, from July 2012 until June 2020. Before joining Accumen Inc., Mr. Brady served in a variety of leadership positions at Accenture from June 2006 until July 2012. Prior to that, Mr. Brady served 20 years at Honeywell in a variety of leadership roles, most recently as vice president of Integrated Supply Chain for the aerospace engines business.

Christopher R. Drumgoole was appointed Global Lead, Cloud Infrastructure and ITO in April 2023. He previously served as Executive Vice President and Chief Operating Officer of DXC from August 2021 to April 2023 and as Executive Vice President and Chief Information Officer of DXC from April 2020 to August 2021. Before joining DXC, Mr. Drumgoole served as Chief Information Officer at GE from May 2018 to April 2020, where he led the company’s global technology operations, including applications, infrastructure, and related shared services. Prior to that role, he was GE’s Chief Technology Officer from April 2014 to April 2018. Mr. Drumgoole joined GE from Verizon, where he was Chief Operating Officer of Verizon’s Terremark subsidiary, a cloud, hosting, and data center provider, from January 2012 to April 2014. Mr. Drumgoole serves on the Board of Directors of PetSmart; on the Advisory Board of Florida International University’s College of Engineering & Computing; and on the Board of Directors of ONUG, a forum for IT business leaders interested in open technologies.

Christopher A. Voci was appointed Senior Vice President, Corporate Controller and Principal Accounting Officer in June 2021. Before joining DXC, Mr. Voci served as Senior Vice President, Corporate Controller and principal accounting officer for CACI International Inc. from November 2018 to May 2021. From June 2018 to November 2018, Mr. Voci served as Vice President and Controller for the Innovation Systems Sector of Northrop Grumman Corporation. From 2016 to June 2018, Mr. Voci served first as Vice President, Finance and then as Controller and Chief Accounting Officer of Orbital ATK (subsequently purchased by Northrop Grumman). Prior to that, he spent eleven years at Air Products and Chemicals, Inc. (“APD”). While at APD from 2004 to 2015, Mr. Voci was Global Controller Industrial Gases from 2014 to 2015, Global Controller Merchant Gases from 2011 to 2014, Director, Financial Planning & Analysis from 2007 to 2011 and Global Healthcare Controller from 2004 to 2007. Mr. Voci served as Senior Manager, Audit and Risk Advisory Services at KPMG LLP from 2002 to 2004 and in various roles at Arthur Andersen LLP from 1994 to 2002.

Item 1A.RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the risks discussed in this section. Other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of shares of our common stock in the future.

Risk Factor Summary

Risks Related to Our Business

•We may not succeed in our strategic objectives.

•We could be vulnerable to security breaches, cyber-attacks or disclosure of confidential or personal data.

•Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services, may impact our future growth.

•Our operations in certain offshore locations may expose us to risks inherent to these locations.

•Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets.

•Our business and financial results could be materially adversely affected by public health crises.

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

•We are subject to a series of risks relating to climate change and natural disasters; and increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could also adversely impact our business.

•We may not be able to attract and retain qualified personnel.

•Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could increase costs, have an adverse effect on general economic conditions and impact consumer budgeting.

•Our international operations are exposed to risks, including fluctuations in exchange rates.

•Failure to comply with federal, state, local and foreign laws and regulations could result in costs or sanctions that adversely affect our business. Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may adversely affect our relationships with customers and investors.

•We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

•We may inadvertently infringe on the intellectual property rights of others and our inability to procure third-party licenses may result in decreased revenue or increased costs.

•Disruption of our supply chain could adversely impact our business.

•We may be exposed to negative publicity and other potential risks if we are unable to maintain effective disclosure controls and internal controls over financial reporting.

•We could suffer additional losses due to asset impairment charges.

•We may not be able to pay dividends or repurchase shares of our common stock that we announced previously.

•Pending litigations may have a material and adverse impact on our profitability and liquidity.

•Disruptions in the credit markets may reduce our customers' access to credit and increase the costs to our customers of obtaining credit, and our hedging program is subject to counterparty default risk.

•We may not achieve revenue and profit objectives if we fail to competitively bid on our projects effectively.

•If our customers experience financial difficulties, we may not be able to collect our receivables.

•If we are unable to maintain and grow our customer relationships over time or to comply with customer contracts or government contracting regulations or requirements, our operating results and cash flows will suffer.

•Our strategic transactions may prove unsuccessful.

•Changes in tax rates, tax laws, and the timing and outcome of tax examinations could affect our results of operations.

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

Security incidents can result from unintentional events or deliberate attacks by insiders such as employees, contractors or service providers or third parties, including criminals, competitors, nation-states, and hacktivists. These incidents can result in significant disruption to our business (for example, due to ransomware or denial-of-service) through an impact on our operations or those of our clients, employees, vendors or other partners; compromise, corruption or loss of data (including proprietary, confidential or otherwise sensitive or valuable information) belonging to us, our clients, employees, vendors or partners; reputational damage, and injury to customer relationships. We may also incur costs and liability (whether contractual or otherwise), such as monetary damages resulting from litigation, remediation costs, and regulatory actions, fines or penalties. Any of the foregoing, or a combination of the foregoing, could have a material impact on our results of operations or financial condition. In addition, the regulatory environment related to information security and data privacy is evolving rapidly and the Company will need to expend time and resources to ensure compliance with these evolving regulations, and failure to understand or comply with these regulations can negatively impact the Company, its results of operations, and financial condition.

We have experienced cyberattacks and security incidents in the past, and we continue to see regular unauthorized efforts to access our IT Systems, which we evaluate for severity and frequency. While incidents experienced thus far have not resulted in significant disruption to our business, it is possible that we or a critical service provider could suffer a severe attack or incident, with potentially material adverse effects on our business, reputation, customer relations, results of operations or financial condition. The continued occurrence globally of high-profile data breaches and cyber-attacks, including by nation-state actors, reflects an external environment that is increasingly hostile to information and corporate security. Like other companies, we face an evolving array of information security and data security threats that pose risks to us, our service providers and our customers. For example, continued remote and hybrid working arrangements post-COVID present potentially increased risk associated with security vulnerabilities present in many non-corporate and home networks.

Threat actors are increasingly sophisticated and using tools and techniques designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence, which may make it more difficult for us to detect, identify, investigate, contain or recover from, future cyberattacks and security incidents. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect our data and that of customers, including sensitive customer transaction data. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” or other vulnerabilities that could unexpectedly interfere with the security and operation of our systems, or harm those of third parties with whom we may interact. A party, whether an insider or a third party operating outside the Company, who is able to circumvent our security measures or those of our contractors, partners or vendors could access our IT Systems, or those of a critical third party, and misappropriate proprietary information, the confidential data of our customers, employees or business partners or cause interruption in our or their operations. The costs to eliminate or alleviate cyber or other security problems, including ransomware, malware, bugs, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers, which may impede our sales, distribution or other critical functions.

In the event of a cyberattack or security incident, we could be exposed to regulatory actions, customer attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection or privacy laws. We must expend capital and other resources to protect against security incidents, including attempted security breaches and cyber-attacks, and to alleviate problems caused by successful breaches or attacks. The cost, potential monetary damages, and operational consequences of responding to security incidents and implementing remediation measures could be significant and may be in excess of insurance policy limits or not be covered by our insurance at all. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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

Compliance with new privacy and security laws, requirements and regulations may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, litigation, fines and penalties. The regulatory landscape in these areas continues to evolve rapidly, and there is a risk that the Company could fail to address or comply with the fast changing regulatory environment, which could lead to regulatory or other actions that could result in material liability for the Company. For example, in 2020, the California Consumer Privacy Act (“CCPA”) came into force and provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA also includes a private right of action for certain data breaches that is expected to increase data breach litigation. Failure to comply with the CCPA could result in civil penalties of $2,500 for each violation or $7,500 for each intentional violation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which took effect on January 1, 2023 and significantly modified the CCPA, potentially results in further uncertainty and could require us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged similar laws in other states across the country, such as in Virginia, Utah, Colorado, and Connecticut with proposed laws being considered in many other states. New and developing legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, the data protection landscape in the European Union (“EU”) and further member states of the European Economic Area (“EEA”) is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018 and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Governmental efforts to design and implement lawful cross-border data transfer mechanisms between the EU and US are continuing.

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

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change, which has resulted in deflationary pressure in the price of services that in turn can adversely impact our margins. Our competitors may develop solutions or services that make our offerings obsolete or may force us to decrease prices on our services which can result in lower margins. Our ability to develop and implement innovative technology solutions that meet evolving customer needs in analytics, software engineering, applications, business process services, digital cloud, information technology outsourcing and consulting, and in areas such as artificial intelligence, automation, Internet of Things and software as-a-service solutions, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. If we are unable to continue to execute our strategy and grow our GBS business and expand margins while stabilizing our GIS business in a highly competitive and rapidly evolving environment or if we are unable to commercialize such services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. This has caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies by some of our customers are not sufficient to make up any shortfall by other customers. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations, including (1) public health crisis such as the COVID-19 pandemic and government responses, (2) a highly competitive labor market for skilled workers, which may result in significant increases in labor costs, as well as shortages of qualified workers in the future and (3) the possibility that the U.S. Federal Government or the European Union may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, such as Ukraine, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations or cause us to exit certain markets.

The ongoing conflict between Russia and Ukraine has impacted our business and financial performance in that region. In response to Russian military actions in Ukraine, we have exited the Russian market. Additionally, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine. As of March 31, 2023, we had around 3,500 employees in Ukraine. We are closely monitoring the developing situation and are committed to caring for our colleagues in the region. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, the United States created two new regional embargoes targeting the non-Ukrainian government-controlled areas of the Donetsk and Luhansk oblasts of Ukraine, the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine. If large parts of Ukraine become the target of further U.S. or other applicable sanctions, we may be legally unable to do business or otherwise continue to operate in Ukraine. If these contingencies come to pass, our results of operations and cash flows may be adversely affected.

Governmental authorities in the U.S., the EU and the UK, among others, launched an expansion of coordinated sanctions and export control measures, including, among others, blocking and other sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition, and results of operations. Actions taken by Russia in response to such sanctions could also have a material adverse effect on our operations. For example, in response to increased sanctions, Russia or another government could attempt to take control of assets in Russia or Ukraine of Western companies that are suspending or withdrawing their operations from Russia, such as DXC. Should our assets in the region be seized, there is no guarantee that we would be able to recover those assets in the future.

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

Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. In addition, like many multinational regulated enterprises, our operations are subject to a variety of tax, foreign exchange and regulatory capital requirements in different jurisdictions that have the effect of limiting, delaying or increasing the cost of moving cash between jurisdictions or using our cash for certain purposes. Our ability to maintain sufficient liquidity going forward is subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition and results of operations. For example, in response to increasing inflation, the U.S. Federal Reserve, along with central banks around the world, has been raising interest rates and signaled expectations of additional rate increases. It is difficult to predict the impact of such events on us, our third-party partners or customers or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions may impact our ability, desire, or the timing of seeking funding for various investment opportunities.

In addition, volatility and disruption in banking and capital markets can adversely affect our ability to refinance, and increase the cost of refinancing, some or all of our debt. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Our total liquidity depends in part on the availability of funds under the revolving credit facility and our other financing agreements. The failure of any lender’s ability to fund future draws on our revolving credit facility or our other financing arrangements could reduce the amount of cash we have available for operations and additional capital for future needs.

Information regarding our credit ratings is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources."

Our business and financial results have been adversely affected and could continue to be materially adversely affected by public health crises.

Public health crises, such as the COVID-19 pandemic, have caused disruptions in global economies, financial and commodities markets and rapid shifts in governmental and public health policies.

Negative impacts to our business have occurred, and may occur in the future, including disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or our subcontractors, or the requirements to deliver our services remotely. Negative impacts from COVID-19 could continue to affect our ability to perform under our contracts with customers. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

Any future economic downturn induced by COVID-19 or any other public health crisis, depending upon its severity and duration, could also lead to a deterioration of worldwide credit and financial markets that could negatively affect the financial health of customers, lower their demand for our services, limit their ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults.

We continue to evaluate the extent to which the COVID-19 crisis and other emerging developments will impact us and our employees, customers and suppliers in the future.

To the extent the COVID-19 crisis and the resulting economic disruption continue to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We have indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have indebtedness totaling approximately $4.4 billion as of March 31, 2023 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
•events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could, if material and not cured, result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
•subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness that could cause our debt service obligations to increase significantly; for instance, the U.S. Federal Reserve, along with central banks around the world, has raised benchmark interest rates and signaled expectations of additional rate increases;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
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

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the expected cost to provide the services. We generally provide services under time and materials contracts, unit-price contracts, fixed-price contracts, and multiple-element software sales. We are dependent on our internal forecasts and predictions about our projects and the marketplace and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

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

We are subject to a series of risks relating to climate change and natural disasters, which may affect our worldwide business operations and financial results.

There are inherent climate-related risks wherever business is conducted. Climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our worldwide business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. We have facilities around the world and our facilities, our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause loss of power to data centers and service disruptions, resulting in contractual fines or loss of business. Additionally, our customers’ facilities may be impacted by climate change-related weather events or effects, which may impact our ability to serve our customers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Additionally, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. For more information, see our risk factor “Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations. Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may adversely affect our relationships with customers and investors.”

Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

We, as with other companies, are facing increasing scrutiny related to our ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Such increased scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Certain of our commitments, goals and other ESG-related disclosures are based on estimates, including, for example, our risk cost estimates disclosed in our voluntary climate change disclosures, and, even though we currently do not expect such costs to be material, they may attract regulatory or stakeholder attention or result in additional disclosure requirements in the future. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Sustainability and ESG-related regulations are evolving rapidly, and operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure or inability to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may continue to experience, higher than anticipated levels of employee attrition. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. Immigration laws in the countries in which we operate are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas in the U.S. may impact our ability to hire talent that we need to enhance our products and services and for our operations. It is also difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our international personnel. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

We generally provide services under time and materials contracts, unit-price contracts, fixed-price contracts, and multiple-element software sales. In many of our contracts, we bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. However, if one or more raw materials or components for our products (e.g., semiconductors) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under those contracts.

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

Inflation and government efforts to combat inflation, such as raising benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and general economic conditions. In a time of uncertainty, our customers may reduce spending or have difficulty in budgeting for external IT services, delay procurement of products and services from us or delay their payment for products and services we have already provided, and we may have difficulty closing new deals in the event of an economic slowdown, all of which could adversely affect our profitability, results of operations and cash flow.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases. Approximately 70% of revenues earned during fiscal 2023 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations that use a different currency from where we generate our revenue.

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

The U.K. withdrew from the European Union on January 31, 2020 (“Brexit”). In connection with Brexit, the U.K. and the European Union agreed on the Trade and Cooperation Agreement (“TCA”) that governs the future trading relationship between the U.K. and the European Union in specified areas, which became effective in 2021. The U.K. is no longer in the European Union customs union and is outside of the European Union single market. The TCA addresses trade, economic arrangements, law enforcement, judicial cooperation and governance, among other things. Because the agreement merely sets forth a framework in many respects and requires complex additional bilateral negotiations between the U.K. and the European Union, significant uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal. Uncertainty surrounding the effect of Brexit, as well as any potential impact on tax laws and trade policy in the U.S. and elsewhere may adversely impact our operations.

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

We operate in approximately 70 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry-specific insurance processing in the U.K., which is regulated by authorities in the U.K. and elsewhere, such as the U.K.’s Financial Conduct Authority and His Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk.

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

Our operations are also subject to a broad array of domestic and international environmental, health, and safety laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, our failure to comply with these laws or regulations can result in civil, criminal or regulatory penalties, fines, and legal liabilities; suspension, delay or alterations of our operations; damage to our reputation; and restrictions on our operations or sales. Our business could also be affected if new environmental legislation is passed which impacts our current operations and business. For example, if we are unable to comply with fast-moving regulatory requirements, we could be disqualified from requests for proposal processes, leading to a loss of sales.

In addition, as climate change laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we may be required to comply or potentially face market access limitations, fines or reputational injury. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. Other laws, regulations, treaties or initiatives in response to climate change, including, but not limited to, the introduction of a carbon tax, could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations. Moreover, we may experience loss of market share if we are unable to provide competitive products and services that incorporate climate-change mitigations, and if we are unable to achieve and sustain a carbon-neutral business model in a meaningful time frame, we could lose stockholder confidence, resulting in loss of business and loss of access to the financial markets.

We are also subject to risks associated with ESG regulations. Governmental bodies, investors, clients and businesses are increasingly focused on prioritizing ESG practices, which has resulted in and may in the future continue to result in the adoption of new laws and regulations that could impact our results of operations. Our inability to keep pace with any ESG regulations, trends and developments or failure to meet the expectations, including, but not limited to, any expectations resulting from goals we have established, or interests of our clients and investors, could adversely affect our business and reputation and could result in undesirable investor actions or customer or talent retention and attraction issues. For more information, see our risk factor “Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business."

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We have implemented several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Furthermore, even if we are successful with our cost-takeout efforts, we may not see the benefits of such efforts on our financial condition, results of operations and cash flows. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. There are also significant costs associated with restructuring which can have a significant impact on our earnings and cash flow. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 13 - "Restructuring Costs."

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

We are experiencing, and may continue to experience, delays and shortages of certain necessary components to the services and solutions we offer our clients resulting from issues with the global supply chain, the economic downturns, the rising inflation, the COVID-19 pandemic, the conflict between Russia and Ukraine, and any disruptions at our suppliers. This shortage may increase component delivery lead times and costs to source available components and delay the delivery of our hardware products and services, which may adversely affect our ability to comply with our contracts and our ability to support our existing customers and our growth through sales to new customers. In the event of a component shortage or interruptions at a supplier, we may not be able to develop alternate sources quickly, cost effectively, or at all. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

We may be exposed to negative publicity and other potential risks if we are unable to maintain effective disclosure controls and internal controls over financial reporting.

The Sarbanes-Oxley Act of 2002 and the related regulations require we maintain effective disclosure controls and procedures and require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected.

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

Our Board may authorize share repurchases from time to time. On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. However, we are not obligated to make any purchases of our shares, and our decision to repurchase our shares, as well as the timing of such repurchases, will depend on a variety of factors as determined by our management and Board.

In addition, while we paid quarterly cash dividends to our stockholders starting fiscal 2018 in accordance with our announced dividend policy, we suspended the payment of quarterly dividends starting in fiscal 2021 to enhance our financial flexibility. At this time, we do not intend to reinstate our quarterly cash dividends. The declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board after review of our current strategy and financial performance and position, among other things.

The Board’s determinations regarding dividends and share repurchases will depend on a variety of factors, including net income, cash flow generated from operations, amount and location of our cash and investment balances, overall liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee that we will achieve our financial goals in the amounts or within the expected time frame, or at all. Our ability to declare future dividends or repurchase shares will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory and other factors, general economic conditions, demand and prices for our services and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.

Any failure to achieve our financial goals could negatively impact our reputation, harm investor confidence in us, and cause the market price of our common stock to decline.

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 21 - "Commitments and Contingencies," we are currently party to a number of disputes that involve or may involve litigation or arbitration, including securities litigation in which we and certain of our current or former officers and directors have been named as defendants. The result of these and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, including in the form of legal fees and/or damages, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

We are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For more details, including on current tax examinations of our income tax returns by tax authorities, see Note 15 – “Income Taxes.”

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

Contracts with customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial, and local governmental customers are generally subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance, including the maintenance of necessary security clearances. Our customers' contracts with U.S. government agencies are also subject to audits and investigations, which may include a review of performance on contracts, pricing practices, cost structure, and compliance with applicable laws and regulations.

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

Our customers' contracts with the U.S. federal government and related agencies are also subject to issues with respect to federal budgetary and spending limits or matters. Any changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Additionally, any future impasse impacting the U.S. federal government’s ability to reach an agreement on the federal budget, debt ceiling or any future U.S. federal government shut downs could result in material payment delays, payment reductions or contract terminations by the U.S. federal government, which in turn may adversely impact the results of operations and financial condition of our government contractor customers and cause those customers to become unable to meet their obligations under contracts with us, or reduce their demand for our products and services, which could have an adverse effect on our financial condition, results of operations and/or cash flows.

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

Existing contractual restrictions may limit our ability to engage in certain integration activities for varying periods. We may not be successful in meeting these or any other challenges encountered in connection with historical and future acquisitions. Even if we successfully integrate, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, nor the extent to which they actually will be achieved. In addition, the quantification of previously announced synergies expected to result from an acquisition is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. In addition, future acquisitions could require dilutive issuances of equity securities and/or the assumption of contingent liabilities. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

Divestiture transactions also involve significant challenges and risks, including:
•the potential loss of key customers, suppliers, vendors and other key business partners;
•declining employee morale and retention issues affecting employees, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or perceived expectations;
•difficulty in making new and strategic hires of new employees;
•diversion of management time and a shift of focus from operating the businesses to transaction execution considerations;
•customers delaying or deferring decisions or ending their relationships with us;
•the need to provide transition services, which may result in stranded costs and the diversion of resources and focus;
•the need to separate operations, systems (including accounting, management, information, human resources and other administrative systems), technologies, products and personnel, which is an inherently risky and potentially lengthy and costly process;
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

The 2017 Tax Cuts & Jobs Act ("TCJA") significantly changed the federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, introducing new anti-base erosion provisions and the ability to expense research and experimentation costs. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions, while other changes, such as the requirement to capitalize research and development costs became effective for tax years beginning after December 31, 2021 and became applicable to the Company starting in fiscal year 2023.

The repatriation tax resulted in a material amount of additional U.S. tax liability, the majority of which was reflected as an income tax expense in fiscal 2018, when the tax legislation was enacted, despite the fact that the resulting tax may be paid over eight years.

Changes in tax rates, tax laws and the timing and outcome of tax examinations could affect our future results.

Our future effective tax rates, which are largely driven by the mix of our global earnings and the differing statutory tax rates in the jurisdictions where we operate, are subject to change as a result of changes in statutory tax rates enacted in those jurisdictions, or by changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation or tax policy initiatives and reforms under consideration, such as those reflected in the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects.

In January 2019, the Organization for Economic Co-operation and Development (“OECD”) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion (“GloBE”) Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. More than 135 member countries of the OECD/G20 Inclusive Framework on BEPS have signed onto a political agreement on the key parameters of the two pillars, which was reached in October 2021. This agreement targeted completion of the work by the members in 2022, and law enactment to take effect, generally, in 2023 with applicability from fiscal years beginning on or after December 31, 2023. On December 20, 2021, the OECD published model rules to implement the GloBE rules and released commentary to those rules in March 2022. The model rules and commentary allow the OECD’s Inclusive Framework members to begin implementing the GloBE rules in a manner consistent with the agreement reached in October 2021. EU Member States recently adopted a directive that implements the GloBE rules in the EU. Luxembourg as an EU Member State will be required to transpose the directive into domestic legislation by the end of 2023, with application as of 2024. Work on Pillar One is continuing and is now targeting completion by mid-2023 for entry into force as of 2024. Certain components of Pillar Two are still being worked on. These changes, if and when agreed and enacted by various countries in which we do business, may increase our taxes in these countries. The timing and ultimate impact of any such changes on our tax obligations is uncertain.

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

If, due to any of our representations being untrue or our covenants being breached, the Distribution was determined not to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), HPE would generally be subject to tax as if it sold the DXC common stock in a taxable transaction, which could result in a material tax liability. In addition, each HPE stockholder who received DXC common stock in the Distribution would generally be treated as receiving a taxable Distribution in an amount equal to the fair market value of the DXC common stock received by the stockholder in the Distribution.

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

The completion of the HPES Merger was conditioned upon the receipt by HPE and CSC of opinions of counsel to the effect that, for U.S. federal income tax purposes, the HPES Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Code (the "HPES Merger Tax Opinions"). The parties did not seek a ruling from the IRS regarding such qualification. The HPES Merger Tax Opinions were based on then current law and relied upon various factual representations and assumptions, as well as certain undertakings made by HPE, HPES and CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the HPES Merger Tax Opinions are based are materially different from the actual facts that existed at the time of the HPES Merger, the conclusions reached in the HPES Merger Tax Opinions could be adversely affected and the HPES Merger may not qualify for tax-free treatment. Opinions of counsel are not binding on the IRS or the courts. No assurance can be given that the IRS will not challenge the conclusions set forth in the HPES Merger Tax Opinions or that a court would not sustain such a challenge. If the HPES Merger were determined to be taxable, previous holders of CSC common stock would be considered to have made a taxable disposition of their shares to HPES, and such stockholders would generally recognize taxable gain or loss on their receipt of HPES common stock in the HPES Merger.

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

Among the closing conditions to completing the USPS Separation and Mergers, we received a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes: (i) the USPS Separation qualifies as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Code; (ii) each of DXC and Perspecta is a “party to a reorganization” within the meaning of Section 368(b) of the Code with respect to the USPS Separation; (iii) the USPS distribution qualifies as (1) a tax-free spin-off, resulting in nonrecognition under Sections 355(a), 361 and 368(a) of the Code, and (2) a transaction in which the stock distributed thereby should constitute “qualified property” for purposes of Sections 355(d), 355(e) and 361(c) of the Code; and (iv) none of the related mergers causes Section 355(e) of the Code to apply to the USPS distribution. If, notwithstanding the conclusions expressed in these opinions, the USPS Separation and Mergers were determined to be taxable, DXC and its stockholders could incur significant tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Ashburn, VA. We own or lease numerous offices and data centers in approximately 370 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by both segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-locations, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2023:

	Approximate Square Feet (in millions)
Geographic Area	Owned	Leased	Total
United States	2.3	1.3	3.6
EMEA	0.9	3.4	4.3
APAC	0.9	3.3	4.2
All other	0.6	0.2	0.8
Real estate in restructuring	—	1.6	1.6
Inactive space	0.7	0.2	0.9
Sublet space	0.4	—	0.4
Assets held for sale	0.4	—	0.4
Total	6.2	10.0	16.2

	Approximate Square Feet (in millions)
Type	Owned	Leased	Total
Offices	1.9	6.2	8.1
Data centers	2.8	2.0	4.8
Real estate in restructuring	—	1.6	1.6
Inactive space	0.7	0.2	0.9
Sublet space	0.4	—	0.4
Assets held for sale	0.4	—	0.4
Total	6.2	10.0	16.2

We believe that the facilities described above are suitable and adequate to meet our current and anticipated requirements. As we transition to a more permanent virtual model, we believe we will have excess facilities space. See Note 8 - "Property and Equipment," which provides additional information related to our land, buildings and leasehold improvements, and Note 5 - "Leases," which provides additional information related to our real estate lease commitments.

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

Number of Holders

As of May 8, 2023, there were 38,901 holders of record of our common stock.

Dividends

The Board indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	710,633	$28.38	710,633	$810,962,128
February 1, 2023 to February 28, 2023	4,351,381	$28.61	4,351,381	$686,464,022
March 1, 2023 to March 31, 2023	8,460,167	$24.96	8,460,167	$475,271,849
Total	13,522,181	$26.32	13,522,181

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board approved an incremental $2.0 billion share repurchase authorization. Under these approved share repurchase plans, on February 2, 2022, we announced our intention and subsequently completed the repurchase of $1.0 billion of our outstanding shares of common stock in the open market prior to the issuance of this Annual Report on Form 10-K.

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

See Note 16 - "Stockholders' Equity" for more information.

Performance Graph

The following graph compares the cumulative return on our common stock for the most recent five years, with the cumulative return on the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and the Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). The graph assumes that $100 was invested at the market close on April 2, 2018 (the first trading day of fiscal 2019) in our common stock, the S&P 500 Index, and the S&P North American Technology Index and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return

The following table provides total shareholder returns assuming $100 was invested on April 2, 2018, with annual returns using our fiscal year-end date:

Company/Market/Peer Group	2019	2020	2021	2022	2023
DXC Technology Company	(24.6)%	(77.7)%	127.6%	4.2%	(20.7)%
S&P 500 Index	12.0%	(7.0)%	56.4%	15.6%	(7.7)%
S&P North American Technology Index	19.0%	3.8%	72.0%	8.7%	(11.7)%

Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the MD&A is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2023 and our financial condition as of March 31, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2023 and fiscal 2022. A comparison of our results of operations and liquidity and capital resources for fiscal 2022 and fiscal 2021 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on May 26, 2022.

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

Results of Operations

The following table provides financial data for fiscal 2023 and 2022:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2023	March 31, 2022

Revenues	$14,430	$16,265

(Loss) income before income taxes	(885)	1,141
Income tax (benefit) expense	(319)	405
Net (loss) income	$(566)	$736

Diluted (loss) income per common share:	$(2.48)	$2.81

Revenues

Our revenues by geography and operating segments are provided below:

	Fiscal Years Ended			Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	Percentage Change	Constant Currency March 31, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$4,320	$4,775	(9.5)%	$4,320	(9.5)%
United Kingdom	1,883	2,295	(18.0)%	2,137	(6.9)%
Other Europe	4,429	5,117	(13.4)%	4,849	(5.2)%
Australia	1,449	1,549	(6.5)%	1,566	1.1%
Other International	2,349	2,529	(7.1)%	2,524	(0.2)%
Total Revenues	$14,430	$16,265	(11.3)%	$15,396	(5.3)%

Reportable Segments
GBS	$6,960	$7,598	(8.4)%	$7,406	(2.5)%
GIS	7,470	8,667	(13.8)%	7,990	(7.8)%
Total Revenues	$14,430	$16,265	(11.3)%	$15,396	(5.3)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

Total revenue for fiscal 2023 was $14.4 billion, a decrease of $1,835 million or 11.3%, as compared to the same period a year ago. The 11.3% decrease against the comparative period includes a 6.0% unfavorable foreign currency exchange rate impact, a 2.6% decline in revenue from the disposition of certain businesses, and a 2.7% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

The unfavorable foreign currency exchange rate impact is primarily driven by the strengthening of the U.S. dollar against the British Pound, Euro, and Australian Dollar.

For a discussion of risks associated with our foreign operations, see Part I, Item 1A - "Risk Factors."

Global Business Services

GBS revenues were $7.0 billion for fiscal 2023, a decrease of $638 million or 8.4% compared to fiscal 2022. The 8.4% decrease against the comparative period includes a 5.9% unfavorable foreign currency exchange rate impact and a 4.9% decline in revenue from the disposition of certain businesses, partially offset by 2.4% organic revenue growth from additional services provided to new and existing customers.

Global Infrastructure Services

GIS revenues were $7.5 billion for fiscal 2023, a decrease of $1,197 million or 13.8% compared to fiscal 2022. The 13.8% decrease against the comparative period includes a 6.0% unfavorable foreign currency exchange rate impact, 0.6% decline in revenue from the disposition of certain businesses, and a 7.2% decline in organic revenue from project completions, early terminations, and lower resale revenue.

Costs and Expenses

Our total costs and expenses were as follows:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2023	March 31, 2022	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,246	$12,683	$(1,437)	(11.3)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,375	1,408	(33)	(2.3)
Depreciation and amortization	1,519	1,717	(198)	(11.5)
Restructuring costs	216	318	(102)	(32.1)
Interest expense	200	204	(4)	(2.0)
Interest income	(135)	(65)	(70)	107.7
Debt extinguishment costs	—	311	(311)	(100.0)
Gain on disposition of businesses	(190)	(371)	181	(48.8)
Other expense (income), net	1,084	(1,081)	2,165	(200.3)
Total costs and expenses	$15,315	$15,124	$191	1.3%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs ("COS"), were $11.2 billion for fiscal 2023, a decrease of $1,437 million compared to the prior fiscal year. The $1,437 million decrease in expenses was primarily due to a favorable foreign currency exchange rate impact of $761 million, a decrease in volumes from divestitures and lower revenue levels, and a reduction in professional services and contractor-related expenses from our cost optimization efforts.

Gross margin (Revenues less COS as a percentage of revenue) was 22.1% and 22.0% for fiscal 2023 and 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $1.4 billion for fiscal 2023, a decrease of $33 million compared to the prior fiscal year. In fiscal 2023, SG&A as a percentage of revenues was 9.5%, an increase of 80 basis points against the comparative period. The $33 million decrease in SG&A expenses was primarily due to a favorable foreign currency exchange rate impact of $68 million, lower real estate costs and other professional and contractor-related expenses, and a $10 million decrease in transaction, separation and integration-related (“TSI”) costs, partially offset by a $46 million charge for merger-related indemnification expenses, $29 million for arbitration losses, and $8 million for the SEC Matter.

Depreciation and Amortization

Depreciation expense was $519 million for fiscal 2023, a decrease of $106 million compared to the prior fiscal year. The decrease in depreciation expense was primarily due to lower average net property and equipment balances and a favorable foreign currency exchange rate impact of $30 million for fiscal 2023.

Amortization expense was $1,000 million for fiscal 2023, a decrease of $92 million compared to the prior fiscal year. The decrease in amortization expense was primarily due to a decrease in software amortization, a reduction in transition and transformation contract cost amortization due to contract completions, and a favorable foreign currency exchange rate impact of $43 million for fiscal 2023.

Restructuring Costs

Restructuring costs represent severance related to workforce optimization programs and expense associated with facilities and data center rationalization.

During fiscal 2023, management approved global cost savings initiatives designed to better align our workforce and facility structures. Total restructuring costs recorded, net of reversals, during fiscal 2023 were $216 million, a decrease of $102 million compared to the prior fiscal year.

See Note 13 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

For fiscal 2023, net interest expense (interest expense less interest income) was $65 million, a decrease of $74 million as compared to the prior fiscal year. The decrease in net interest expense against the comparative period was primarily due to higher income from notional cash pool deposits due to global interest rate hikes, a reduction in notes payable and term loans resulting from the Company's refinancing of its high coupon debt in fiscal 2022, and decreases in interest expense from finance leases and borrowings for asset financing.

Debt Extinguishment Costs

There were no debt extinguishment costs recorded for fiscal 2023.

Debt extinguishment costs were $311 million for fiscal 2022, for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

Gain on Disposition of Businesses

During fiscal 2023, DXC sold its FDB business, resulting in a pre-tax gain of $215 million. During fiscal 2023, DXC also sold certain insignificant businesses that resulted in a net loss of $25 million.

During fiscal 2022, DXC sold its HPS business resulting in a pre-tax gain on sale of $331 million. During fiscal 2022, DXC also sold certain insignificant businesses that resulted in a gain of $53 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in projected closing net working capital.

Other Expense (Income), Net

Other expense (income), net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The components of other expense (income), net for fiscal 2023 and 2022 were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	Dollar Change
Non-service cost components of net periodic pension expense (income)	$1,180	$(1,066)	$2,246
Foreign currency (gain) loss	(15)	13	(28)
Gain on sale of assets	(90)	(88)	(2)
Other loss	9	60	(51)
Total	$1,084	$(1,081)	$2,165

Other expense (income), net, was $1,084 million and $(1,081) million in fiscal 2023 and fiscal 2022, respectively, a change of $2,165 million compared to the prior fiscal year that was primarily due to:

•net periodic pension expense increased by $2,246 million primarily due to a $1,070 million mark-to-market pension loss in fiscal 2023 versus a $664 million gain in fiscal 2022, a $361 million settlement loss in fiscal 2023 related to the buy-out of a defined benefit pension plan in the U.K., and $131 million less pension income in fiscal 2023 due to changes in expected returns on assets and other actuarial assumptions. See Note 14 - "Pension and Other Benefit Plans" for additional information.
•a foreign currency gain of $15 million in fiscal 2023 versus a $13 million loss in fiscal 2022 primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•a $2 million of increase in gains from sales of assets.
•a $51 million decrease in other losses, primarily due to a greater amount of impairment losses in the comparative period.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2023 and 2022 was (36.0)% and 35.5%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 15 - "Income Taxes."

In fiscal 2023, the ETR was primarily impacted by:
•A reduction in base erosion and transition taxes, which increased income tax benefit and decreased the ETR by $81 million and 9.1%, respectively.
•Income tax and foreign tax credits, which increased income tax benefit and decreased the ETR by $71 million and 8.0%, respectively, offset by tax expense on U.S. international tax inclusions which decreased tax benefit and increased the ETR by $51 million and 5.8%, respectively.
•Non-taxable gains and losses from business divestitures, which increased income tax benefit and decreased the ETR by $67 million and 7.6%, respectively.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense and cash tax payments of approximately $477 million (including estimated interest and penalties) for the unreserved portion of these items if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010, 2011 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2020 to September 30, 2024. The Company expects to reach resolution for fiscal and tax return years 2009 through 2020 no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carry-forwards, would be approximately $16 million.

Earnings Per Share (EPS)

Diluted (loss) earnings per share for fiscal 2023 was $(2.48), as compared to $2.81 in fiscal 2022. The decrease in earnings per share was due to a decrease of $1,286 million in net income attributable to DXC common stockholders.

Diluted EPS for fiscal 2023 includes $0.74 per share of restructuring costs, $0.06 per share of transaction, separation and integration-related costs, $1.38 per share of amortization of acquired intangible assets, $0.22 per share of merger-related indemnification, arbitration loss, and SEC Matter costs, $0.06 per share of impairment losses, $4.89 per share of pension and OPEB actuarial and settlement losses, $(0.92) per share of net gains on dispositions, and $(0.52) per share of tax adjustments primarily relating to tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation.

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

Selected references are made to revenue growth on an “organic basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates and without the impacts of acquisitions and divestitures, thereby providing comparisons of operating performance from period to period of the business that we have owned during both periods presented. Organic revenue growth is calculated by dividing the year-over-year change in GAAP revenues attributed to organic growth by the GAAP revenues reported in the prior comparable period. This approach is used for all results where the functional currency is not the U.S. dollar. We believe organic revenue growth provides investors with useful supplemental information about our revenues after excluding the effect of currency exchange rate fluctuations for currencies other than U.S. dollars and the effects of acquisitions and divestitures in both periods presented.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2023	March 31, 2022	Dollar	Percent
(Loss) income before income taxes	$(885)	$1,141	$(2,026)	(177.6)%
Non-GAAP income before income taxes	$1,092	$1,236	$(144)	(11.7)%
Net (loss) income	$(566)	$736	$(1,302)	(176.9)%
Adjusted EBIT	$1,157	$1,375	$(218)	(15.9)%

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
•Merger related indemnification – represents the Company’s current estimate of potential liability to HPE for a tax related indemnification; indemnification on the Forsyth v. HP Inc. and HPE litigation(2); and indemnification on the Company’s final liability to HPE on the Oracle v. HPE litigation. These obligations are pursuant to HPES merger.
•SEC Matter - represents the Company’s liability related to a previously disclosed investigation into its historical determination and disclosure of certain “transaction, separation, and integration-related costs” as part of the Company’s non-GAAP adjustments.(3)
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(4)
•Arbitration loss - reflects losses arising from arbitration decisions in the third and fourth quarters of fiscal 2023.
•Impairment losses – impairment losses on assets classified as long-term on the balance sheet.(5)
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.(6)
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation. Income tax expense (benefit) of merger and divestitures is separately computed based on the underlying transaction. Income tax expense of all other (non-discrete) non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.(7)

(1) TSI-Related Costs for both periods presented include fees and other internal and external expenses associated with legal, accounting, consulting, due diligence, investment banking advisory, and other services, as well as financing fees, retention incentives, and resolution of transaction related claims in connection with, or resulting from, exploring or executing potential acquisitions, dispositions and strategic investments, whether or not announced or consummated.

The TSI-Related costs for fiscal 2023 include $16 million of costs incurred in connection with activities related to acquisitions and divestitures.

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

(2) See Note 21 – “Commitments and Contingencies,” Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise.

(3) See Note 21 – “Commitments and Contingencies,” SEC Matter.

(4) Gains and losses on dispositions for fiscal 2023 include a $215 million gain on sale of the FDB business and a net loss of $25 million on dispositions related to certain insignificant businesses.

Gains and losses on dispositions for fiscal 2022 include a $331 million gain on sale of the HPS business, gains of $23 million on dispositions related to certain insignificant businesses, and a loss of $13 million on adjustments relating to the sale of the HHS business.

(5) Impairment losses for fiscal 2023 include an $8 million impairment charge for customer related intangible assets and an $11 million impairment charge associated with a strategic investment.

Impairment losses for fiscal 2022 include a $10 million impairment charge of capitalized TSI related property and equipment and a $21 million impairment charge of loan receivable and stock warrants associated with a strategic investment.

(6) Debt extinguishment costs for fiscal 2022 were $311 million for the partial and full redemption of term loans, senior notes, and extinguishment of debt associated with asset financing.

(7) Tax adjustment for fiscal 2023 includes $(87) million net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates, $(28) million of adjustments to transition tax, and $(5) million for changes in valuation allowances on deferred tax assets.

Tax adjustment for fiscal 2022 includes $50 million net revaluation of deferred taxes resulting from changes in non-US jurisdiction tax rates and $(7) million of adjustment to transition tax.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification, Arbitration Loss, and SEC Matter	Gains and Losses on Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement Gains and Losses	Tax Adjustment	Non-GAAP Results
(Loss) income before income taxes	(885)	216	16	402	83	(190)	19	1,431	—	1,092
Income tax (benefit) expense	(319)	44	3	81	31	25	4	291	120	280
Net (loss) income	(566)	172	13	321	52	(215)	15	1,140	(120)	812
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2	—	4
Net (loss) income attributable to DXC common stockholders	$(568)	$172	$13	$321	$52	$(215)	$15	$1,138	(120)	$808

Effective Tax Rate	36.0%									25.6%

Basic EPS	$(2.48)	$0.75	$0.06	$1.40	$0.23	$(0.94)	$0.07	$4.97	$(0.52)	$3.53
Diluted EPS	$(2.48)	$0.74	$0.06	$1.38	$0.22	$(0.92)	$0.06	$4.89	$(0.52)	$3.47

Weighted average common shares outstanding for:
Basic EPS	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99
Diluted EPS	228.99	232.62	232.62	232.62	232.62	232.62	232.62	232.62	232.62	232.62

	Fiscal Year Ended March 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Debt Extinguishment Costs	Tax Adjustment	Non-GAAP Results
Income before income taxes	1,141	318	26	434	31	(341)	(684)	311	—	1,236
Income tax expense	405	65	7	90	7	(104)	(171)	73	(43)	329
Net income	736	253	19	344	24	(237)	(513)	238	43	907
Less: net income attributable to non-controlling interest, net of tax	18	—	—	—	—	—	(5)	—	—	13
Net income attributable to DXC common stockholders	$718	$253	$19	$344	$24	$(237)	$(508)	$238	$43	$894

Effective Tax Rate	35.5%									26.6%

Basic EPS	$2.87	$1.01	$0.08	$1.38	$0.10	$(0.95)	$(2.03)	$0.95	$0.17	$3.58
Diluted EPS	$2.81	$0.99	$0.07	$1.35	$0.09	$(0.93)	$(1.99)	$0.93	$0.17	$3.50

Weighted average common shares outstanding for:
Basic EPS	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02	250.02
Diluted EPS	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21	255.21

Reconciliations of revenue growth to organic revenue growth are as follows:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022
Total revenue growth	(11.3)%	(8.3)%
Foreign currency	6.0%	(0.8)%
Acquisitions and divestitures	2.6%	6.5%
Organic revenue growth	(2.7)%	(2.6)%

GBS revenue growth	(8.4)%	(8.9)%
Foreign currency	5.9%	(0.4)%
Acquisitions and divestitures	4.9%	13.2%
GBS organic revenue growth	2.4%	3.9%

GIS revenue growth	(13.8)%	(7.7)%
Foreign currency	6.0%	(1.2)%
Acquisitions and divestitures	0.6%	0.5%
GIS organic revenue growth	(7.2)%	(8.4)%

Reconciliations of net (loss) income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022
Net (loss) income	$(566)	$736
Income tax (benefit) expense	(319)	405
Interest income	(135)	(65)
Interest expense	200	204
EBIT	(820)	1,280
Restructuring costs	216	318
Transaction, separation and integration-related costs	16	26
Amortization of acquired intangible assets	402	434
Merger-related indemnification	46	—
SEC Matter	8	—
Gains on dispositions	(190)	(341)
Arbitration loss	29	—
Impairment losses	19	31
Pension and OPEB actuarial and settlement losses (gains)	1,431	(684)
Debt extinguishment costs	—	311
Adjusted EBIT	$1,157	$1,375

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2023, our cash and cash equivalents ("cash") were $1.9 billion, of which $0.7 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.1 billion held by majority owned consolidated subsidiaries where third parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	Change
Net cash provided by (used in):
Operating activities	$1,415	$1,501	$(86)
Investing activities	(635)	(60)	(575)
Financing activities	(1,507)	(1,818)	311
Effect of exchange rate changes on cash and cash equivalents	(97)	29	(126)
Cash classified within current assets held for sale	10	52	(42)
Net decrease in cash and cash equivalents	$(814)	$(296)	$(518)

Cash and cash equivalents at beginning of year	2,672	2,968
Cash and cash equivalents at end of year	$1,858	$2,672

Operating cash flow

Net cash provided by operating activities was $1,415 million and $1,501 million, respectively, in fiscal 2023 and fiscal 2022, a decrease of $86 million compared to the prior fiscal year. The decrease was primarily due to:

•a decrease in net income, net of adjustments of $455 million.
•a $369 million favorable change in working capital during fiscal 2023 compared to fiscal 2022 primarily from improvements in our cash collections and payables cycles. These improvements were partially offset by a decrease in advance contract payments and deferred revenue due to timing of certain large customer cash receipts in fiscal 2022.

The following table contains certain key working capital metrics:

	As of
	March 31, 2023	March 31, 2022	March 31, 2021
Days of sales outstanding in accounts receivable	67	69	66
Days of purchases outstanding in accounts payable	(50)	(45)	(40)
Cash conversion cycle	17	24	26

Investing cash flow

Net cash used in investing activities was $635 million and $60 million, respectively, in fiscal 2023 and fiscal 2022, a change of $575 million compared to the prior fiscal year. The change was primarily due to:

•cash outflows from business dispositions of $147 million in fiscal 2023 caused by net cash deposit outflows from the sale of the FDB Business, compared with a cash inflow of $533 million in fiscal 2022 resulting from various business divestitures in fiscal 2022.
•an $80 million year-over-year decrease in cash outflows from capital expenditures primarily from software purchased and developed.
•$71 million of incremental proceeds from sales of assets, partially offset by a $46 million decrease in proceeds from short-term and other investing activities.

Financing cash flow

Net cash used in financing activities was $1,507 million and $1,818 million, respectively, in fiscal 2023 and fiscal 2022, a change of $311 million compared to the prior fiscal year. The lower net cash used in financing activities was primarily due to:

•a $479 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements.
•a $216 million decrease in cash outflows from net borrowings on long term debt, including the payment of debt extinguishment costs in fiscal 2022.
•a $73 million increase in cash inflows from other financing activities, primarily due to a fiscal 2022 $85 million repayment of a liability resulting from a financing transaction entered in fiscal 2017.
•a $406 million increase in cash outflows from net repayments on commercial paper borrowings, as the Company reduced its activity in the European commercial paper market due to lower operating cash requirements.
•$51 million of higher cash outflows from increased share repurchase activity and related taxes paid on net share settlements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2023	March 31, 2022
Short-term debt and current maturities of long-term debt	$500	$900
Long-term debt, net of current maturities	3,900	4,065
Total debt	$4,400	$4,965

The $0.6 billion decrease in total debt during fiscal 2023 was primarily due to net decreases in commercial paper borrowings, finance lease liabilities and borrowings for asset financing. The redemption of the mandatorily redeemable preferred stock outstanding and a favorable foreign currency exchange rate impact also contributed to the decrease in total debt during fiscal 2023.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2023 and March 31, 2022.

As of March 31, 2023, our credit ratings were as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody's	Baa2	P-2	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A - "Risk Factors" subsection titled "Failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets."

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

Our liquidity of $5.4 billion as of March 31, 2023, includes $1.9 billion of cash and cash equivalents, $3.0 billion of available borrowings under our revolving credit facility, and $500 million of available borrowings under our term loan credit agreement.

Share Repurchases

See Note 16 - "Stockholders' Equity."

Dividends

To maintain our financial flexibility, we continued to suspend payment of quarterly dividends for fiscal 2023.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables sales facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in the Company's balance sheets. See Note 4 - "Receivables" and Note 21 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Cash Commitments

For a description of the Company’s cash commitments to debt, leases, pension and other benefit plans, and minimum purchase commitments, refer to “Note 11 - Debt”, Note 5 - "Leases”, "Note 21 - Commitments and Contingencies", and “Note 14 - Pension and Other Benefit Plans ”for the estimated future benefit payments under our Pension and OPEB plans.

Our other cash commitments as of March 31, 2023, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
U.S. Tax Reform - Transition Tax(1)	43	66	—	—	109
Interest payments(2)	74	118	57	32	281
Total	$117	$184	$57	$32	$390

(1) The transition tax resulted in recording a total transition tax obligation of $198 million, of which $223 million was recorded as income tax liability and $25 million was recorded as an unrecognized tax benefit receivable, which has been omitted from this table. The transition tax is payable over eight years; 8% of net tax liability in each of years 1-5, 15% in year 6, 20% in year 7, and 25% in year 8. We have made our first five payments. See Note 15 - "Income Taxes" for additional information about the transition tax, and the estimated liability related to unrecognized tax benefits.
(2) Amounts represent scheduled interest payments on long-term debt.

Critical Accounting Estimates

The preparation of the financial statements, in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets, and loss accruals for litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board.

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

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $484 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its future strategy and cash needs.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, historical and projected taxable income as well as deferred tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.1 billion as of March 31, 2023, due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors such as when inputs or estimates used in determining valuation allowances significantly change or upon the receipt of new information.

We determine whether it is more likely than not a tax position will be sustained upon examination by the appropriate taxing authorities before any portion of the tax benefit is recorded in our financial statements and only the portion of the tax benefit that is measured as greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information) is recognized. We may be required to change our provision for income taxes when the ultimate outcome of a tax position is agreed to by taxing authorities or otherwise effectively settled.

In the U.S., the IRA was signed into law on August 16, 2022. We do not currently expect the IRA to have a material impact on our Consolidated Financial Statements.

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

Our weighted average rates used were:

	March 31, 2023	March 31, 2022
Discount rates	2.7%	2.0%
Expected long-term rates of return on assets	4.3%	4.4%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2023:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	0.5%	$(49)	$49
Expected long-term return on plan assets	(0.5)%	$49	$(49)

Discount rate	0.5%	$18	$(416)
Discount rate	(0.5)%	$(23)	$462

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

Assumptions and Estimates Used to Analyze Contingencies and Litigation
We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. DXC consults with outside legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 "Contingencies." Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on our results of operations.

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2023 due primarily to the volatility of the Euro, British Pound, and Australian Dollar in relation to the U.S. dollar. Significant foreign currency fluctuations during fiscal 2022 were due primarily to the volatility of the Euro, British Pound, Canadian Dollar, and Australian Dollar in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other expense (income), net in the statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes, these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items. Therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive (loss) income, net of taxes in the statements of comprehensive income and subsequently classified into net income in the period the hedged transactions are recognized in net income.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar; see Note 12 - "Revenue." During fiscal 2023, approximately 70% of our revenues were generated outside of the United States. For the year ended March 31, 2023, a hypothetical 10% increase (decrease) in the value of the U.S. dollar against all currencies would have decreased (increased) revenues by approximately 7%, or $1.0 billion. The majority of this fluctuation would be offset by expenses incurred in local currency. To the extent that we were not able to match local currency revenues with local currency expenses, there would be an impact to our results of operations and cash flows.

Interest Rate Risk

As of March 31, 2023, we had outstanding debt with varying maturities for an aggregate carrying amount of $4.4 billion, of which $0.1 billion was floating interest rate debt. As of March 31, 2023, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our balance sheet as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Ashburn, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 12 to the financial statements

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

•We analyzed the population of material revenue arrangements that were new or modified during the year and performed the following procedures on the arrangements that were determined to be complex:

–Obtained and read the customer contract and evaluated management’s identification of performance obligations and embedded lease components.

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
May 18, 2023

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,858	$2,672
Receivables and contract assets, net of allowance for doubtful accounts of $47 and $55	3,441	3,854
Prepaid expenses	565	617
Other current assets	255	268
Assets held for sale	5	35
Total current assets	6,124	7,446
Intangible assets, net of accumulated amortization of $5,670 and $5,124	2,569	3,378
Operating lease assets, net	909	1,133
Goodwill	539	617
Deferred income taxes, net	460	221
Property and equipment, net of accumulated depreciation of $4,111 and $3,998	1,979	2,412
Other assets	3,247	4,850
Assets held for sale - non-current	18	82
Total Assets	$15,845	$20,139
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$500	$900
Accounts payable	782	840
Accrued payroll and related costs	569	570
Operating lease liabilities	317	388
Accrued expenses and other current liabilities	1,836	2,882
Deferred revenue and advance contract payments	1,054	1,053
Income taxes payable	120	197
Liabilities related to assets held for sale	9	23
Total current liabilities	5,187	6,853
Long-term debt, net of current maturities	3,900	4,065
Non-current deferred revenue	788	862
Non-current income tax liabilities and deferred income taxes	587	994
Non-current operating lease liabilities	648	815
Non-current pension obligations	463	590
Other long-term liabilities	449	546
Liabilities related to assets held for sale - non-current	3	39
Total Liabilities	12,025	14,764
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2023 and March 31, 2022	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 218,058,482 as of March 31, 2023 and 240,508,348 as of March 31, 2022	2	3
Additional paid-in capital	9,121	10,057
Accumulated deficit	(4,665)	(4,450)
Accumulated other comprehensive loss	(774)	(385)
Treasury stock, at cost, 3,333,592 and 2,878,079 shares as of March 31, 2023 and March 31, 2022	(187)	(173)
Total DXC stockholders’ equity	3,497	5,052
Non-controlling interest in subsidiaries	323	323
Total Equity	3,820	5,375
Total Liabilities and Equity	$15,845	$20,139

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2023	March 31, 2022	March 31, 2021

Revenues	$14,430	$16,265	$17,729

Costs of services (excludes depreciation and amortization and restructuring costs)	11,246	12,683	14,086
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,375	1,408	2,066
Depreciation and amortization	1,519	1,717	1,970
Restructuring costs	216	318	551
Interest expense	200	204	361
Interest income	(135)	(65)	(98)
Debt extinguishment costs	—	311	41
Gain on disposition of businesses	(190)	(371)	(2,004)
Other expense (income), net	1,084	(1,081)	102
Total costs and expenses	15,315	15,124	17,075

(Loss) income before income taxes	(885)	1,141	654
Income tax (benefit) expense	(319)	405	800
Net (loss) income	(566)	736	(146)
Less: net income attributable to non-controlling interest, net of tax	2	18	3
Net (loss) income attributable to DXC common stockholders	$(568)	$718	$(149)

(Loss) income per common share:
Basic	$(2.48)	$2.87	$(0.59)
Diluted	$(2.48)	$2.81	$(0.59)
The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021

Net (loss) income	$(566)	$736	$(146)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(336)	(86)	300
Cash flow hedges adjustments, net of tax (2)	(17)	11	19
Available-for-sale securities, net of tax (3)	—	—	(9)
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (4)	(2)	9	7
Amortization of prior service cost, net of tax (5)	(36)	(6)	(13)
Pension and other post-retirement benefit plans, net of tax	(38)	3	(6)
Other comprehensive (loss) income, net of taxes	(391)	(72)	304
Comprehensive (loss) income	(957)	664	158
Less: comprehensive (loss) income attributable to non-controlling interest	—	29	6
Comprehensive (loss) income attributable to DXC common stockholders	$(957)	$635	$152

(1) Tax expense (benefit) related to foreign currency translation adjustments was $2, $5, and $(27) for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively.
(2) Tax (benefit) expense related to cash flow hedge adjustments was $(6), $2, and $6 for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively.
(3) Tax benefit related to available-for-sale securities was $0, $0, and $1 for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively.
(4) Tax (benefit) expense related to prior service costs was $(1), $2, and $2 for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively.
(5) Tax benefit related to amortization of prior service costs was $15, $2, and $4 for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net (loss) income	$(566)	$736	$(146)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,551	1,742	1,988
Operating right-of-use expense	404	484	616
Pension & other post-employment benefits, actuarial & settlement losses (gains)	1,431	(684)	519
Share-based compensation	108	101	56
Deferred taxes	(609)	255	(403)
Gain on dispositions	(260)	(421)	(1,983)
Provision for losses on accounts receivable	(1)	5	53
Unrealized foreign currency exchange losses (gains)	8	(12)	(36)
Impairment losses and contract write-offs	47	51	275
Debt extinguishment costs	—	311	41
Amortization of debt issuance costs and discount (premium)	4	—	3
Cash surrender value in excess of premiums paid	(17)	(24)	(3)
Other non-cash charges, net	4	15	1
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	412	228	257
Increase in prepaid expenses and other current assets	(119)	(48)	(299)
Decrease in accounts payable and accruals	(424)	(714)	(527)
(Decrease) increase in income taxes payable and income tax liability	(161)	(315)	434
Decrease in operating lease liability	(404)	(484)	(616)
Increase (decrease) in advance contract payments and deferred revenue	11	270	(66)
Other operating activities, net	(4)	5	(40)
Net cash provided by operating activities	1,415	1,501	124

Cash flows from investing activities:
Purchases of property and equipment	(267)	(254)	(261)
Payments for transition and transformation contract costs	(223)	(209)	(261)
Software purchased and developed	(188)	(295)	(254)
Proceeds for acquisitions, net of cash acquired	—	—	184
Business dispositions	(147)	533	4,947
Cash collections related to deferred purchase price receivable	—	—	159
Proceeds from sale of assets	171	100	164
Proceeds from short-term investing	—	24	—
Other investing activities, net	19	41	(13)
Net cash (used in) provided by investing activities	(635)	(60)	4,665

Cash flows from financing activities:
Borrowings of commercial paper	1,514	1,068	1,486
Repayments of commercial paper	(1,757)	(905)	(1,852)
Borrowings under lines of credit	—	—	2,500
Repayment of borrowings under lines of credit	—	—	(4,000)
Borrowings on long-term debt	—	19	—
Principal payments on long-term debt	(63)	(2,872)	(3,552)
Payments on finance leases and borrowings for asset financing	(511)	(990)	(930)
Proceeds from bond issuance	—	2,918	993

Proceeds from stock options and other common stock transactions	2	13	1
Taxes paid related to net share settlements of share-based compensation awards	(17)	(18)	(7)
Repurchase of common stock	(669)	(628)	—
Dividend payments	—	—	(53)
Payments for debt extinguishment costs	—	(344)	(41)
Other financing activities, net	(6)	(79)	(21)
Net cash used in financing activities	(1,507)	(1,818)	(5,476)
Effect of exchange rate changes on cash and cash equivalents	(97)	29	39
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(824)	(348)	(648)
Cash classified within current assets held for sale	10	52	(63)
Net decrease in cash and cash equivalents	(814)	(296)	(711)
Cash and cash equivalents at beginning of year	2,672	2,968	3,679
Cash and cash equivalents at end of year	$1,858	$2,672	$2,968

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2020	255,674	$3	$10,714	$(5,177)	$(603)	$(152)	$4,785	$344	$5,129
Cumulative effect of adopting ASU 2016-13				(4)			(4)		(4)
Net loss	`			(149)			(149)	3	(146)
Other comprehensive income					301		301	3	304
Share-based compensation expense			46				46		46
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	1,379		1				1		1
Non-controlling interest distributions and other				(1)			(1)	(15)	(16)
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308

(1)2,458,027 treasury shares as of March 31, 2021

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income				718			718	18	736
Other comprehensive loss					(83)		(83)	11	(72)
Share-based compensation expense			80				80		80
Acquisition of treasury stock						(15)	(15)		(15)
Share repurchase program	(18,819)		(796)	162			(634)		(634)
Stock option exercises and other common stock transactions	2,274		12				12		12
Non-controlling interest distributions and other				1			1	(41)	(40)
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375

(1)2,878,079 treasury shares as of March 31, 2022

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net loss				(568)			(568)	2	(566)
Other comprehensive loss					(389)		(389)	(2)	(391)
Share-based compensation expense			98				98		98
Acquisition of treasury stock						(14)	(14)		(14)
Share repurchase program(2)	(24,437)	(1)	(1,036)	354			(683)		(683)
Stock option exercises and other common stock transactions	1,987		1				1		1
Non-controlling interest distributions and other			1	(1)			—		—
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820

(1) 3,333,592 treasury shares as of March 31, 2023
(2) On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC," the "Company," "we," "us," or "our") is a global IT services market leader. We provide mission-critical IT services that transform global businesses. We deliver excellence for our customers and colleagues around the world.

Our more than 130,000 people in approximately 70 countries are entrusted by our customers, approximately half of today’s Fortune 500 companies. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"), to provide solutions across our six differentiated offerings that modernize operations and drive innovation across our customers' entire IT estate.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statement of Comprehensive (Loss) Income as the "statements of comprehensive income," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Consolidated Financial Statements (“Notes”) in this Annual Report on Form 10-K.

The accompanying financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for annual reports and accounting principles generally accepted in the United States ("GAAP"). The financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations, and comprehensive (loss) income attributable to non-controlling interests are presented separately in the statements of comprehensive (loss) income. All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Leased assets classified as operating leases are included in operating right-of-use ("ROU") assets, net, with the associated liabilities included in current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, short-term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leased assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement based on the present value of fixed or in-substance fixed lease payments over the lease term. Leased assets are recognized at commencement based upon the leased liability plus any lease payments made at or before lease commencement and excluding any lease incentives.

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

The Company's lease terms may include options to extend or terminate the lease. Leased assets and lease liabilities include these options when it is reasonably certain that they will be exercised. Lease arrangements generally do not contain any residual value guarantees or material restrictive covenants.

Operating lease expense, which includes interest, is recognized on a straight-line basis over the lease term with variable payments, primarily related to the operational costs for the Company's leased real estate for offices, which are recognized as incurred. Assets obtained under finance leases are recorded as fixed assets and depreciated over the shorter of the depreciable life of the asset or the lease term.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contracts with our customers may be modified over the course of the contract term and we may change the scope, price or both of the existing contracts. Contract modifications are reviewed to determine whether they should be accounted for as part of the original contract, the termination of an existing contract and the creation of a new contract, or as a separate contract. Contract modifications are a separate contract when the modification provides additional goods and services that are distinct and the transaction price is at the standalone selling price. If the contract modification is part of the existing contract, a cumulative adjustment to revenue is recorded. If the contract modification represents the termination of the existing contract and the creation of a new contract, the modified transaction price is allocated to the prospective performance obligations and any embedded lease components. If a contract modification modifies an embedded lease component and the modification is not accounted for as a separate contract, the classification of the lease is reassessed.

The Company generally provides its services under time and materials contracts, unit-price contracts, fixed-price contracts, and software contracts for which revenue is recognized in the following manner:

Time and materials contracts. Revenue is recognized over time at agreed-upon billing rates when services are provided.

Unit-price contracts. Revenue is recognized over time based on unit metrics multiplied by the agreed-upon contract unit price or when services are delivered.

Fixed-price contracts. For certain fixed-price contracts, revenue is recognized over time using a method that measures the extent of progress towards completion of a performance obligation, generally using a cost-input method (referred to as the percentage-of-completion cost-to-cost method). Under the percentage-of-completion cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion. A performance obligation's estimate at completion includes all direct costs such as materials and labor. If output or input measures are not available or cannot be reasonably estimated, revenue is deferred until progress can be measured and costs are not deferred unless they meet the criteria for capitalization. Under the percentage-of-completion cost-to-cost method, progress towards completion is measured based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. If estimated total costs at completion exceed estimated revenue for a contract under the percentage-of-completion cost-to-cost method, the loss is recognized in the quarter it first becomes probable and reasonably estimable.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Software contracts. Certain of DXC's arrangements involve the sale of DXC proprietary software, post-contract customer support, and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. Revenue from distinct software licenses is recognized at a point in time when the customer can first use the software license. If significant customization is required, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. Revenue for post-contract customer support and other software services is recognized over time as those services are provided.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a Monte Carlo simulation model to compute the estimated fair value of PSUs with a market condition. This model includes assumptions regarding term, risk-free interest rates, expected volatility and dividend yields, which are evaluated each time the Company issues an award. The risk-free rate equals the yield, as of the Valuation Date on semi-annual zero-coupon U.S. Treasury rates. The dividend yield assumption is based on the respective fiscal year dividend payouts. Expected volatility is based on a historical approach and the Company considers the performance period of the award.

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

If the Company determines that it is not more likely than not that the carrying amount for a reporting unit is less than its fair value, then subsequent quantitative goodwill impairment testing is not required. If the Company determines that it is more likely than not that the carrying amount for a reporting unit is greater than its fair value, then it proceeds with a subsequent quantitative goodwill impairment test.

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

When the Company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using a combination of an income approach and a market approach. The income approach utilizes a discounted cash flow analysis in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to a reporting unit’s ability to execute on the projected future cash flows. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When the Company performs a quantitative goodwill impairment test for its reporting units, it also compares the sum of the reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium representing the excess of the sum of the reporting units’ fair values over the market capitalization. The Company evaluates the reasonableness of the control premium by comparing it to control premiums derived from recent comparable business combinations. If the implied control premium is not supported by market data, the Company adjusts its fair value estimates of the reporting units to a market capitalization supported by relevant market data.

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

Receivables

The Company records receivables at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion cost-to-cost method of accounting), amounts retained by the customer until the completion of a specified contract and claims. Unbilled recoverable amounts under contracts in progress generally become billable upon the passage of time, the achievement of project milestones, or upon acceptance by the customer.

Allowances for uncollectible trade receivables are estimated based on a combination of write-off history, aging analysis, any known collectability issues, and certain forward-looking information.

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

Property and Equipment

Property and equipment, which include assets under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed predominantly on a straight-line basis over the estimated useful lives of the assets or the remaining lease term. The estimated useful lives of DXC's property and equipment are as follows:

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

Software is amortized using predominately the straight-line method (see Software Development Costs above). Acquired contract related and customer related intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

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

Assets/Liabilities Held for Sale

The Company classifies assets as held for sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group); (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset (disposal group) that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale.

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period that it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

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

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision during the period in which the change occurred. In determining whether a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. The Company recognizes the tax benefit of uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.

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

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the statements of comprehensive income and recorded as part of accumulated other comprehensive (loss) income.

Derivative Instruments

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815 “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting include interest rate swaps and foreign currency forward and option contracts. Changes in the fair value measurements of these derivative instruments are reflected as adjustments to other comprehensive (loss) income and subsequently reclassified into earnings in the period during which the hedged transactions occurred. Any ineffectiveness or excluded portion of a designated hedge is recognized in earnings.

The Company also has entered into certain net investment hedges. Changes in the fair value of net investment hedges are recorded in the currency translation adjustment section of other comprehensive (loss) income and subsequently reclassified into earnings in the period the hedged item affects earnings. The Company excludes forward points from the effectiveness assessment of its net investment hedges. Changes in fair value of the excluded component are recognized in earnings.

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

New Accounting Pronouncements

Recently issued ASUs effective after March 31, 2023 are not expected to have a material effect on DXC's consolidated financial statements.

Note 2 - Divestitures

Fiscal 2023 Divestitures

On January 3, 2023, DXC completed the sale of its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €308 million (approximately $329 million), resulting in a pre-tax gain of approximately $215 million. Included in the FDB sale was AXA Bank Germany, a German retail bank, that DXC acquired for total consideration of $101 million on January 1, 2021.

The following is a summary of the assets and liabilities distributed as part of the FDB Sale on January 3, 2023:

(in millions)	As of January 3, 2023
Assets:
Cash and cash equivalents	$509
Accounts receivable, net	67
Prepaid expenses	1
Total current assets	577
Intangible assets, net	45
Goodwill	48
Property and equipment, net	1
Other assets	12
Total non-current assets	106
Total assets	$683

Liabilities:
Accounts payable	$5
Accrued expenses and other current liabilities	529
Income taxes payable	1
Total current liabilities	535
Non-current income tax liabilities and deferred tax liabilities	6
Other long-term liabilities	4
Total long-term liabilities	10
Total liabilities	$545

During fiscal 2023, the Company sold insignificant businesses that resulted in a net loss of $25 million. Included in this amount was the Company's primary Russian entity that the Company sold in the second quarter of fiscal 2023, in response to the ongoing sanctions against certain industry sectors and parties in Russia due to Russia's invasion of Ukraine.

As of March 31, 2023, the Company had entered into definitive agreements to sell insignificant businesses and assets, which are classified as held for sale.

Fiscal 2022 Divestitures

HPS Sale

During fiscal 2022, DXC completed the sale of its healthcare provider software business (“HPS” or the “HPS Business”) to Dedalus Holding S.p.A. (“Dedalus”) for €468 million (approximately $551 million), resulting in a pre-tax gain on sale of $331 million, net of closing costs.

During fiscal 2022, the Company sold some insignificant businesses that resulted in a gain of $53 million. This was partially offset by $13 million in sales price adjustments related to prior year dispositions, which resulted from changes in estimated net working capital.

Fiscal 2021 Divestitures

HHS Sale

During fiscal 2021, DXC completed the sale of its U.S. State and Local Health and Human Services business ("HHS" or the "HHS Business") to Veritas Capital Fund Management, L.L.C. ("Veritas Capital"), for approximately $5.0 billion, resulting in a pre-tax gain on sale of $2,014 million. Approximately $3.5 billion of the sale proceeds was used to prepay debt.

During fiscal 2021, the Company sold some insignificant businesses that resulted in a loss of $10 million.

Note 3 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2023	March 31, 2022	March 31, 2021
Net (loss) income attributable to DXC common shareholders:	$(568)	$718	$(149)

Common share information:
Weighted average common shares outstanding for basic EPS	228.99	250.02	254.14
Dilutive effect of stock options and equity awards	—	5.19	—
Weighted average common shares outstanding for diluted EPS	228.99	255.21	254.14

Earnings (loss) per share:
Basic	$(2.48)	$2.87	$(0.59)
Diluted	$(2.48)	$2.81	$(0.59)

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2023(1)	March 31, 2022	March 31, 2021(1)
Stock Options	523,969	510,933	1,596,985
RSUs	3,242,461	6,500	2,768,022
PSUs	3,380,812	37,821	1,463,872

(1) Due to the Company's net loss during fiscal 2023 and fiscal 2021, stock options, RSUs and PSUs were excluded from the computation of dilutive EPS because they would have had an anti-dilutive effect.

Note 4 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2023	March 31, 2022
Billed trade receivables	$1,530	$1,755
Unbilled receivables	1,105	1,310
Other receivables	806	789
Total	$3,441	$3,854

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the change in balance for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022
Beginning balance	$55	$91
Provisions for losses on accounts receivable	(1)	5
Other adjustments to allowance and write-offs	(7)	(41)
Ending balance	$47	$55

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2023, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of March 31, 2023. The Receivables Facility was amended on July 29, 2022, extending the termination date to July 28, 2023. Under the Receivables Facility, certain of the Company subsidiaries (the "Sellers") sell accounts receivable to DXC Receivables LLC ("Receivables SPV"), a wholly owned bankruptcy-remote entity, in a true sale. Receivables SPV subsequently sells certain of the receivables in their entirety to the Purchasers pursuant to a receivables purchase agreement. The financial obligations of Receivables SPV to the Purchasers under the Receivables Facility are limited to the assets it owns and non-recourse to the Company. Sales of receivables by Receivables SPV occur continuously and are settled monthly.

The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2023, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company's balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature, resulting in no gain or loss recorded on the sale of receivables.

While the Company guarantees certain non-financial performance obligations of the Sellers, the Purchasers bear customer credit risk associated with the receivables sold under the Receivables Facility and have recourse in the event of credit-related customer non-payment solely to the assets of the Receivables SPV.

Milano Receivables Facility

On October 1, 2020, in connection with the sale of the HHS Business, the Milano Facility was terminated. For more information, refer to Note 2 - "Divestitures."

German Receivables Facility

On June 30, 2021, the Company terminated its accounts receivable securitization facility with certain unaffiliated financial institutions for the sale of commercial accounts receivable in Germany (the "DE Receivables Facility"). Under the DE Receivables Facility, the deferred purchase price ("DPP") was classified as cash flows from investing activities. See Note 18 – “Cash Flows” for additional information.

The following table is a reconciliation of the beginning and ending balances of the DPP:

(in millions)	Fiscal 2021
Beginning balance	$103
Transfers of receivables	417
Collections	(420)
Change in funding availability	2
Facility amendments	(102)
Ending balance	$—

Note 5 - Leases

The Company has operating and finance leases for data centers, corporate offices and certain equipment. Our leases have remaining lease terms of one to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Operating lease cost	$404	$484	$616
Short-term lease cost	35	40	53
Variable lease cost	73	73	56
Sublease income	(18)	(32)	(40)
Total operating costs	$494	$565	$685

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	For the Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$404	$484	$616
ROU assets obtained in exchange for operating lease liabilities(1)	$227	$279	$530

(1) There were $1,142 million, $1,085 million, and $763 million in modifications and terminations in fiscal 2023, 2022, and 2021, respectively. See Note 18 – "Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2023	March 31, 2022
ROU operating lease assets	Operating right-of-use assets, net	$909	$1,133

Operating lease liabilities	Current operating lease liabilities	$317	$388
Operating lease liabilities	Non-current operating lease liabilities	648	815
Total operating lease liabilities		$965	$1,203

The weighted-average operating lease term was 3.9 years and 4.4 years as of March 31, 2023 and March 31, 2022, respectively. The weighted-average operating lease discount rate was 3.9% and 3.3% as of March 31, 2023 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of March 31, 2023:

	Fiscal Year
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease payments	$334	$272	$181	$88	$68	$94	$1,037
Less: imputed interest							(72)
Total operating lease liabilities							$965

Finance Leases

The components of finance lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$218	$346	$433
Interest on lease liabilities	17	27	45
Total finance lease cost	$235	$373	$478

The following table provides supplemental cash flow information related to the Company’s finance leases:

	For the Fiscal Year Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Interest paid for finance lease liabilities – Operating cash flows	$17	$27	$45
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	315	501	584
Total cash paid in the measurement of finance lease obligations	$332	$528	$629

Capital expenditures through finance lease obligations(1)	$102	$233	$348

(1) See Note 18 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2023	March 31, 2022
ROU finance lease assets	Property and Equipment, net	$424	$602

Finance lease	Short-term debt and current maturities of long-term debt	$215	$289
Finance lease	Long-term debt, net of current maturities	287	354
Total finance lease liabilities(1)		$502	$643

(1) See Note 11 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.9 years and 2.8 years as of March 31, 2023 and March 31, 2022, respectively. The weighted-average finance lease discount rate was 3.4% and 2.9% as of March 31, 2023 and March 31, 2022, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of March 31, 2023:

	Fiscal Year
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Finance lease payments	$226	$153	$91	$49	$12	$—	$531
Less: imputed interest							(29)
Total finance lease liabilities							$502

Note 6 - Fair Value

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding pension assets and derivative assets and liabilities. See Note 14 - "Pension and Other Benefit Plans" and Note 7 - "Derivative Instruments" for information about these excluded assets and liabilities. There were no transfers between any of the levels during the periods presented.

	Fair Value Hierarchy
(in millions)	As of March 31, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$75	$75	$—	$—
Time deposits(1)	37	37	—	—
Other securities(2)	48	—	46	2
Total assets	$160	$112	$46	$2

Liabilities:
Contingent consideration	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

(in millions)	As of March 31, 2022
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$5	$5	$—	$—
Time deposits(1)	51	51	—	—
Other securities(2)	51	—	49	2
Total assets	$107	$56	$49	$2

Liabilities:
Contingent consideration	$8	$—	$—	$8
Total Liabilities	$8	$—	$—	$8

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $52 million and $53 million as of March 31, 2023 and March 31, 2022, respectively. For the periods presented, gains and losses are insignificant and are included in other expense (income), net in the Company’s statements of operations.

The fair value of money market funds, money market deposit accounts, U.S. Treasury bills with less than three months maturity and time deposits, included in cash and cash equivalents, are based on quoted market prices. The fair value of other equity securities, included in other long-term assets, is based on actual market prices. The fair value of contingent consideration, included in other liabilities, is based on contractually defined targets of financial performance in connection with earn outs and other considerations.

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

Note 11 - “Debt” includes information about the estimated fair value of the Company's long-term debt.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee, Euro and British Pound-denominated intercompany obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2023 and March 31, 2022 were $842 million and $727 million, respectively. As of March 31, 2023, the related forecasted transactions extend through June 2025.

For the fiscal years ended March 31, 2023 and March 31, 2022, the Company performed an assessment at the inception of the cash flow hedge transactions and determined that all critical terms of the hedging instruments and hedged items matched. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the fiscal years ended March 31, 2023 and March 31, 2022, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2023, $6 million of the existing amount of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Amounts recognized in other comprehensive (loss) income and (loss) income before income taxes

The pre-tax (loss) gain on derivatives designated for hedge accounting recognized in other comprehensive (loss) income was $(11) million and $23 million during the fiscal year ended March 31, 2023 and March 31, 2022, respectively. The pre-tax gain on derivatives designated for hedge accounting recognized in (loss) income before income taxes was $11 million and $6 million during the fiscal year ended March 31, 2023 and March 31, 2022, respectively.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2023 and March 31, 2022 was $2.5 billion and $2.1 billion, respectively.
The following table presents the pre-tax amounts impacting income related to foreign currency forward contracts designated and non-designated for hedge accounting:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2023	March 31, 2022	March 31, 2021
Foreign currency forward contracts	Other (income) expense, net	$(27)	$52	$51

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2023	March 31, 2022
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$6	$18
	Accrued expenses and other current liabilities	$13	$—

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$15	$9
	Accrued expenses and other current liabilities	$16	$15

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2023, there were five counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $3 million.

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

As of March 31, 2023, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2023, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $6 million. As of March 31, 2022, DXC had $0.3 billion of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 8 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2023	March 31, 2022
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,949	$2,089
Computers and related equipment	3,945	4,117
Furniture and other equipment	185	203
Construction in progress	11	1
	6,090	6,410
Less: accumulated depreciation	4,111	3,998
Property and equipment, net	$1,979	$2,412

Depreciation expense for fiscal 2023, 2022 and 2021 was $519 million, $625 million and $754 million, respectively.

Note 9 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2023			As of March 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,009	$3,290	$719	$4,063	$3,039	$1,024
Customer related intangible assets	3,927	2,260	1,667	4,148	1,995	2,153
Other intangible assets	303	120	183	291	90	201
Total intangible assets	$8,239	$5,670	$2,569	$8,502	$5,124	$3,378

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Intangible asset amortization	$796	$865	$952
Transition and transformation contract cost amortization(1)	204	227	264
Total amortization expense	$1,000	$1,092	$1,216

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization as of March 31, 2023 is as follows:

Fiscal Year	(in millions)
2024	$714
2025	589
2026	527
2027	390
2028	166
Thereafter	183
Total	$2,569
Note 10 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2023 and March 31, 2022, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures	(60)	—	(60)
Foreign currency translation	(18)	—	(18)
Balance as of March 31, 2023, net	$539	$—	$539

Goodwill, gross	5,029	5,066	10,095
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2023, net	$539	$—	$539

(in millions)	GBS	GIS	Total
Balance as of March 31, 2021, net	$641	$—	$641

Divestitures	(2)	—	(2)
Assets held for sale	(6)	—	(6)
Foreign currency translation	(16)	—	(16)
Balance as of March 31, 2022, net	$617	$—	$617

Goodwill, gross	5,107	5,066	10,173
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures are described in Note 2 - "Divestitures." The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company’s annual goodwill impairment analyses, which were performed qualitatively in the second quarter of fiscal years 2023, 2022, and 2021, did not result in an impairment charge. At the end of each fiscal year, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of the end of each respective fiscal year.

Note 11 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2023(1)	March 31, 2022(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	2.70% - 3.13%	2024	$109	$362
Current maturities of long-term debt	Various	2024	176	249
Current maturities of finance lease liabilities	0.03% - 14.59%	2024	215	289
Short-term debt and current maturities of long-term debt			$500	$900

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	704	720
$700 million Senior notes	1.80%	2027	696	694
€750 million Senior notes	0.45%	2028	810	828
$650 million Senior notes	2.375%	2029	645	644
€600 million Senior notes	0.95%	2032	646	661
Finance lease liabilities	0.03% - 14.59%	2024 - 2028	502	643
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2024 - 2029	285	344
Mandatorily redeemable preferred stock outstanding	6.00%	2023	—	63
Other borrowings	Various	2024	3	6
Long-term debt			4,291	4,603
Less: current maturities			391	538
Long-term debt, net of current maturities			$3,900	$4,065

(1)The carrying amounts of the senior notes as of March 31, 2023 and March 31, 2022, include the remaining principal outstanding of $3,523 million and $3,575 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $22 million and $28 million, respectively.
(2) At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

Term Loan

During the second quarter of fiscal 2023, the Company entered into a $500 million term loan credit agreement (as amended, the “USD Term Loan”) with certain unaffiliated financial institutions that matures on September 1, 2024, unless the Company exercises its option to extend for one year until September 1, 2025. The USD Term Loan is required to be drawn down by September 1, 2023. The Company did not draw on the USD Term Loan as of March 31, 2023.

Fair Value of Debt

The Company estimates the fair value of its long-term debt primarily by using quoted prices obtained from third-party providers such as Bloomberg and by using an expected present value technique based on observable market inputs for instruments with similar terms currently available to the Company. The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $3.3 billion and $3.7 billion as of March 31, 2023 and March 31, 2022, respectively, as compared with the carrying value of $3.8 billion and $4.0 billion as of March 31, 2023 and March 31, 2022, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2023, are as follows:

Fiscal Year	(in millions)
2024	$176
2025	61
2026	731
2027	708
2028	814
Thereafter	1,299
Total	$3,789

Note 12 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
United States	$4,320	$4,775	$5,983
United Kingdom	1,883	2,295	2,413
Other Europe	4,429	5,117	5,129
Australia	1,449	1,549	1,529
Other International	2,349	2,529	2,675
Total Revenues	$14,430	$16,265	$17,729

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 20 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2023, approximately $19.7 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations in fiscal 2024, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2023	March 31, 2022
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,269	$2,694
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$366	$371
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,842	$1,915

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2022
Balance, beginning of period	$1,915	$1,701
Deferred revenue	2,351	3,099
Recognition of deferred revenue	(2,303)	(2,770)
Currency translation adjustment	(70)	(43)
Other	(51)	(72)
Balance, end of period	$1,842	$1,915

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2023	March 31, 2022
Capitalized sales commission costs(1)	$125	$191
Transition and transformation contract costs, net(2)	$778	$818

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Capitalized sales commission costs amortization(1)	$76	$85	$70
Transition and transformation contract cost amortization(2)	$204	$227	$264

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

Note 13 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $216 million, $318 million and $551 million for fiscal 2023, 2022 and 2021, respectively. The costs recorded during fiscal 2023 were largely the result of implementing the Fiscal 2023 Plan as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2023	March 31, 2022
Accrued expenses and other current liabilities	$105	$113
Other long-term liabilities	22	39
Total	$127	$152

Summary of Restructuring Plans

Fiscal 2023 Plan

During fiscal 2023, management approved global cost savings initiatives designed to better align the Company’s workforce and facility structures (the “Fiscal 2023 Plan”). Also included in restructuring costs for the fiscal year ended March 31, 2023 is $22 million related to amortization of right-of-use assets and interest expense for leased facilities that we have vacated but that are being actively marketed for sublease, or we are in negotiations with the landlord to potentially terminate or modify those leases.

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2022	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2023
Fiscal 2023 Plan
Workforce Reductions	$—	$154	$—	$(76)	$1	$79
Facilities Costs	—	35	(24)	(10)	—	1
	—	$189	(24)	(86)	1	80

Fiscal 2022 Plan
Workforce Reductions	$84	$(3)	$—	$(59)	$(4)	$18
Facilities Costs	1	32	(7)	(26)	—	—
	85	29	(7)	(85)	(4)	18

Other Prior Year and Acquired Plans
Workforce Reductions	$64	$(1)	$—	$(34)	$(2)	$27
Facilities Costs	3	(1)	—	(1)	1	2
	67	(2)	—	(35)	(1)	29
Total	$152	$216	$(31)	$(206)	$(4)	$127

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

During fiscal 2023, pension trustees and the Company took actions to reduce the volatility of a defined benefit pension plan in the U.K., including entering into pension risk transfer transactions involving the purchase of annuity contracts for portions of its outstanding defined benefit pension obligations using assets from the pension trust. In connection with this transaction, the pension trustees transferred $1.0 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 5,000 U.K. plan participants. In addition, the Company recognized a noncash pension settlement charge of $361 million, which includes the accelerated recognition of prior service credit that was included in accumulated other comprehensive income. This transaction is irrevocable, and as a result of the transaction, the pension trustees and the Company were relieved of all responsibility for the related pension obligations and the insurance company is now required to pay and administer the retirement benefits.

The Company accrued $0 million, $4 million and $13 million, for fiscal 2023, 2022 and 2021, respectively, as additional contractual termination benefits for certain employees as part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The change in projected benefit obligation for fiscal year 2023 is primarily related to actuarial gains, the pension risk transfer transaction discussed above, and foreign currency exchange rate changes. Actuarial gains were primarily due to an increase in discount rates across most plans and lower inflation rate assumptions primarily in the United Kingdom, with partially offsetting impact of actuarial losses primarily from higher than expected benefit indexation in the United Kingdom.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2023	March 31, 2022
Projected benefit obligation at beginning of year	$10,862	$12,436
Service cost	73	88
Interest cost	254	203
Plan participants’ contributions	27	30
Amendments	3	(12)
Business/contract acquisitions/divestitures	(84)	(2)
Contractual termination benefits	—	4
Settlement/curtailment	(1,102)	(76)
Actuarial (gain) loss	(2,083)	(831)
Benefits paid	(330)	(458)
Foreign currency exchange rate changes	(678)	(485)
Other	(5)	(35)
Projected benefit obligation at end of year	$6,937	$10,862

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022
Discount rate	4.5%	2.7%
Rates of increase in compensation levels	2.8%	2.9%
Interest Crediting Rate	4.5%	4.0%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2023	March 31, 2022
Fair value of plan assets at beginning of year	$12,952	$13,425
Actual return on plan assets	(3,038)	441
Employer contribution	79	161
Plan participants’ contributions	27	30
Benefits paid	(330)	(458)
Business/contract acquisitions/divestitures	(93)	—
Contractual termination benefits	10	4
Plan settlement	(1,102)	(66)
Foreign currency exchange rate changes	(848)	(566)
Other	(21)	(19)
Fair value of plan assets at end of year	$7,636	$12,952

Funded status at end of year	$699	$2,090

Selected Information

	As of
(in millions)	March 31, 2023	March 31, 2022
Other assets	$1,203	$2,718
Accrued expenses and other current liabilities	(26)	(23)
Non-current pension obligations	(463)	(590)
Other long-term liabilities - OPEB	(15)	(15)
Net amount recorded	$699	$2,090

Accumulated benefit obligation	$6,858	$10,790

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Projected benefit obligation	$1,480	$1,795	$1,208	$1,440
Accumulated benefit obligation	$1,411	$1,717	$1,170	$1,401
Fair value of plan assets	$976	$1,167	$718	$830

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Service cost	$73	$88	$91
Interest cost	254	203	245
Expected return on assets	(498)	(581)	(659)
Amortization of prior service credit	(7)	(8)	(8)
Contractual termination benefit	—	4	13
Subtotal	(178)	(294)	(318)
Settlement/curtailment loss (gain)	361	(20)	(18)
Recognition of actuarial loss (gain)	1,070	(664)	537
Net periodic pension expense (income)	$1,253	$(978)	$201

The service cost component of net periodic pension expense (income) is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other expense (income), net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Discount or settlement rates	2.7%	2.0%	2.4%
Expected long-term rates of return on assets	4.3%	4.4%	5.6%
Rates of increase in compensation levels	2.9%	2.5%	1.7%
Interest Crediting Rate	4.0%	4.0%	4.0%

The following is a summary of amounts in accumulated other comprehensive income, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022
Prior service cost	$(188)	$(238)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2024	$92

Benefit Payments:
2024	$373
2025	367
2026	371
2027	376
2028	385
2029 and thereafter	2,012
Total	$3,884

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks			$—	$—
Global Stocks	—	—	—	—
Global/International Equity commingled funds	18	756	—	774
Global equity mutual funds	—	—	—	—
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	—	24	—	24
Fixed income commingled funds	2	67	12	81
Fixed income mutual funds	—	2	—	2
Corporate bonds	682	2,934	1	3,617
Alternatives:
Other Alternatives (1)	—	1,191	1,095	2,286
Hedge Funds(2)	—	17	34	51
Other Assets	7	84	59	150
Insurance contracts	—	331	—	331
Cash and cash equivalents	305	10	—	315
Totals	$1,019	$5,416	$1,201	$7,636

	As of March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
US Domestic Stocks	$—	$—	$—	$—
Global Stocks	—	—	—	—
Global/International Equity commingled funds	169	2,098	—	2,267
Global equity mutual funds	—	—	—	—
U.S./North American Equity commingled funds	—	5	—	5
Fixed Income:
Non-U.S. Government funds	—	46	—	46
Fixed income commingled funds	4	45	15	64
Fixed income mutual funds	—	3	—	3
Corporate bonds	1	4,668	—	4,669
Alternatives:
Other Alternatives (1)	4	3,182	1,602	4,788
Hedge Funds(2)	—	12	—	12
Other Assets	278	78	31	387
Insurance contracts	—	342	—	342
Cash and cash equivalents	357	12	—	369
Totals	$813	$10,491	$1,648	$12,952

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2021	$2,031
Actual return on plan assets held at the reporting date	(156)
Purchases, sales and settlements	(156)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	(71)
Balance as of March 31, 2022	1,648
Actual return on plan assets held at the reporting date	83
Purchases, sales and settlements	(430)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	(100)
Balance as of March 31, 2023	$1,201

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2023	March 31, 2022
Equity securities	10%	18%
Debt securities	49%	37%
Alternatives	35%	39%
Cash and other	6%	6%
Total	100%	100%

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. For certain plans, the Company will match employee contributions. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. During fiscal 2023, 2022 and 2021, the Company contributed $203 million, $226 million and $221 million, respectively, to its defined contribution plans. As of March 31, 2023, plan assets included 2,580,378 shares of the Company’s common stock.
Deferred Compensation Plans

DXC sponsors two Deferred Compensation Plans, the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”), and the Enterprise Services Executive Deferred Compensation Plan (the “ES DCP”). Both plans are non-qualified deferred compensation plans maintained for a select group of management, highly compensated employees and non-employee directors.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $29 million as of March 31, 2023 and $36 million as of March 31, 2022. The Company's expense under the Plan totaled $0 million and $2 million for fiscal 2023 and 2022 respectively.

Note 15 - Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Domestic entities	$(206)	$(566)	$975
Entities outside the United States	(679)	1,707	(321)
Total	$(885)	$1,141	$654

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Current:
Federal	$96	$(118)	$730
State	39	(17)	257
Foreign	155	285	216
	290	150	1,203
Deferred:
Federal	(192)	9	(221)
State	(47)	(9)	(51)
Foreign	(370)	255	(131)
	(609)	255	(403)
Total income tax (benefit) expense	$(319)	$405	$800

The current federal (benefit) and tax expense for fiscal years 2023, 2022, and 2021 includes a $(61) million, $(7) million and $(4) million transition tax benefit, respectively. The current expense (benefit) for fiscal years 2023, 2022 and 2021, includes interest and penalties of $1 million, $(3) million and $2 million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $26 million tax indemnification receivable related to uncertain tax positions, a $53 million tax indemnification receivable related to other tax payables, and a $89 million tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company's former U.S. public sector business (the "USPS Separation"), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, "Perspecta"). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $18 million tax indemnification receivable from Perspecta related to other tax payables and a $6 million tax indemnification payable to Perspecta related to income tax and other tax receivables.

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

	Fiscal Years Ended
	March 31, 2023	March 31, 2022	March 31, 2021
Statutory rate	(21.0)%	21.0%	21.0%
State income tax, net of federal tax	(1.4)	(6.9)	10.8
Foreign tax rate differential	(2.3)	151.1	(198.4)
Change in valuation allowances	(1.3)	(140.9)	239.3
Income tax and foreign tax credits	(8.0)	(15.2)	(48.7)
Change in uncertain tax positions	1.2	6.8	17.2
Withholding taxes	3.5	6.2	10.3
U.S. tax on foreign income	5.8	2.5	17.6
Excess tax benefits or expense for stock compensation	0.6	0.1	2.2
Capitalized transaction costs	0.2	0.2	0.5
Base erosion and transition taxes	(9.1)	6.6	(0.7)
Impact of business divestitures	(7.6)	3.0	52.6
Granite trust capital loss	—	—	(5.7)
Indemnification costs	1.2	—	—
Other items, net	2.2	1.0	4.3
Effective tax rate	(36.0)%	35.5%	122.3%

In fiscal 2023, the ETR was primarily impacted by:
•A reduction in base erosion and transition taxes, which increased income tax benefit and decreased the ETR by $81 million and 9.1%, respectively.
•Income tax and foreign tax credits, which increased income tax benefit and decreased the ETR by $71 million and 8.0%, respectively, offset by tax expense on U.S. international tax inclusions which decreased tax benefit and increased the ETR by $51 million and 5.8%, respectively.
•Non-taxable gains and losses on business divestitures, which increased income tax benefit and decreased the ETR by $67 million and 7.6%, respectively.

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

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2023	March 31, 2022
Deferred tax assets
Tax loss/credit carryforwards	2,327	2,360
Accrued interest	18	15
Operating lease liabilities	219	244
Contract accounting	135	132
Other assets	272	338
Total deferred tax assets	2,971	3,089
Valuation allowance	(2,064)	(2,133)
Net deferred tax assets	907	956

Deferred tax liabilities
Depreciation and amortization	(98)	(430)
Operating right-of-use asset	(208)	(227)
Investment basis differences	(8)	(8)
Employee benefits	(103)	(426)
Other liabilities	(198)	(220)
Total deferred tax liabilities	(615)	(1,311)

Total net deferred tax assets (liabilities)	$292	$(355)

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2023	March 31, 2022
Current:
Income tax receivables and prepaid taxes	$60	$78
	$60	$78
Non-current:
Income taxes receivable and prepaid taxes	$192	$130
Deferred tax assets	460	221
	$652	$351

Total	$712	$429

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2023	March 31, 2022
Current:
Liability for uncertain tax positions	$(1)	$(34)
Income taxes payable	(119)	(163)
	$(120)	$(197)
Non-current:
Deferred taxes	(168)	(576)
Income taxes payable	(16)	(39)
Liability for uncertain tax positions	(403)	(379)
	$(587)	$(994)

Total	$(707)	$(1,191)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2,064 million as of March 31, 2023, due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

The net decrease in the valuation allowance of $66 million in fiscal 2023 was primarily due to a currency translation adjustment of $55 million.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2023				As of March 31, 2022
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$70	$70	$—	N/A	$88	$88	$—	N/A
State	$463	$217	$246	2043	$589	$243	$346	2042
Foreign	$9,164	$5,370	$3,794	2040	$9,368	$5,635	$3,733	2039
Tax credit carryforwards
Federal	$19	$—	$19	2043	$5	$—	$5	2042
State	$4	$—	$4	2037	$5	$2	$3	2037
Foreign	$—	$—	$—	N/A	$—	$—	$—	N/A
Capital loss carryforwards
Federal	$42	$42	$—	N/A	$42	$—	$42	2026
State	$46	$46	$—	N/A	$—	$—	$—	N/A
Foreign	$199	$199	$—	N/A	$199	$199	$—	N/A

The Company also has federal and state 163(j) interest deduction carryforward attributes of approximately $23 million and $770 million, respectively, that have no expiration.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $484 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

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

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022
Tax	$399	$422
Interest	79	76
Penalties	18	20
Offset to receivable	(91)	(104)
Net of tax attributes	(1)	(1)
Total	$404	$413

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Balance at beginning of fiscal year	$422	$354	$253
Gross increases related to prior year tax positions	31	61	60
Gross decreases related to prior year tax positions	(17)	(16)	(30)
Gross increases related to current year tax positions	8	93	102
Settlements and statute of limitation expirations	(43)	(33)	(36)
Acquisitions and dispositions	—	(36)	6
Foreign exchange and others	(2)	(1)	(1)
Balance at end of fiscal year	$399	$422	$354

The Company’s liability for uncertain tax positions at March 31, 2023, March 31, 2022, and March 31, 2021, includes $368 million, $393 million and $316 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The increase related to prior year tax positions primarily relates to an increase in foreign tax credits. The change in settlements and statute of limitation expirations primarily relates to amounts agreed to with tax authorities.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2023, the Company had a net increase in interest expense of $3 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $2 million and, as of March 31, 2023, recognized a liability for interest of $79 million ($61 million net of tax) and penalties of $18 million. During the year ended March 31, 2022, the Company had net decrease in interest expense of $1 million ($1 million net of tax) and net decrease in accrued expense for penalties of $2 million, and as of March 31, 2022, recognized a liability for interest of $76 million ($60 million net of tax) and penalties of $20 million. During the year ended March 31, 2021, the Company had a net increase in interest of $1 million ($(1) million net of tax) and a net increase in accrued expense for penalties of $1 million and as of March 31, 2021, recognized a liability for interest of $46 million ($39 million net of tax) and penalties of $22 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2009 and forward
United States – Various States	2009 and forward
Canada	2010 and forward
France	2016 and forward
Germany	2010 and forward
India	2001 and forward
U. K.	2018 and forward

Tax Examinations

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense and cash tax payments of approximately $477 million (including estimated interest and penalties) for the unreserved portion of these items if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010, 2011 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2020 to September 30, 2024. The Company expects to reach resolution for fiscal and tax return years 2009 through 2020 no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $16 million.

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

The Company's charter requires that preferred stock must be all of one class but may be issued from time to time in one or more series, each of such series to have such full or limited voting powers, if any, and such designations, preferences and relative, participating, optional or other special rights or qualifications, limitations or restrictions as provided in a resolution adopted by the Board. Each share of preferred stock will rank on a parity with each other share of preferred stock, regardless of series, with respect to the payment of dividends at the respectively designated rates and with respect to the distribution of capital assets according to the amounts to which the shares of the respective series are entitled.

Share Repurchase Program

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board with an initial authorization of up to $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC announced that its Board approved an incremental $2.0 billion share repurchase authorization. Under these approved share repurchase plans, on February 2, 2022, we announced our intention and subsequently completed the repurchase of $1.0 billion of our outstanding shares of common stock in the open market prior to the issuance of this Annual Report on Form 10-K.

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. There was no share repurchase activity during fiscal 2021. The details of shares repurchased during fiscal 2023 and 2022 are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2023
Open market purchases	24,436,738	$27.78	$679
2023 Total	24,436,738	$27.78	$679

2022
Open market purchases	18,818,934	$33.67	$634
2022 Total	18,818,934	$33.67	$634

Treasury Stock Transactions

In fiscal 2023, 2022 and 2021 the Company accepted 0, 4,614 and 4,050 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2023, 2022 and 2021, the Company accepted 455,513, 415,438 and 305,269 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 3,333,592 treasury shares as of March 31, 2023.

Dividends

The Board has suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. As of March 31, 2023 the Company does not intend to reinstate its quarterly cash dividends.

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Available-for-sale Securities	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(851)	$(20)	$9	$259	$(603)
Current-period other comprehensive income (loss)	297	14	(9)	—	302
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	5	—	(6)	(1)
Balance at March 31, 2021	$(554)	$(1)	$—	$253	$(302)
Current-period other comprehensive (loss) income	(11)	17	—	—	6
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes(1)	(86)	(6)	—	3	(89)
Balance at March 31, 2022	$(651)	$10	$—	$256	$(385)
Current-period other comprehensive (loss) income	(334)	(6)	—	—	(340)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(11)	—	(38)	(49)
Balance at March 31, 2023	$(985)	$(7)	$—	$218	$(774)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 2 – “Divestitures” for additional information.

Note 17 - Stock Incentive Plans

Equity Plans

The Compensation Committee of the Board has broad authority to grant awards and otherwise administer the DXC Employee Equity Plan. The plan became effective March 30, 2017 and will continue in effect for a period of 10 years thereafter, unless terminated earlier by the Board. The Board has the authority to amend the plan in such respects as it deems desirable, subject to approval of DXC’s stockholders for material modifications.

Restricted stock units ("RSUs") represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. In general, if the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited. Certain executives were awarded service-based "career share" RSUs for which the shares are settled over the 10 anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during that period. The Company also grants PSUs, which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a 3-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Certain PSU awards include the potential for up to 25% of the shares granted to be earned after the first and second fiscal years if certain of the Company's performance targets are met early, subject to vesting based on the participant's continued employment through the end of the three-year performance period.

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

The DXC Share Purchase Plan allows DXC’s employees located in the U.K. to purchase shares of DXC’s common stock at the fair market value of such shares on the applicable purchase date. There were 35,721 shares purchased under this plan during fiscal 2023.

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2023
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	29,094,643
DXC Director Equity Plan	745,000	295,551
DXC Share Purchase Plan	250,000	90,196
Total	52,195,000	29,480,390

The Company recognized share-based compensation expense for fiscal 2023, 2022 and 2021 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Total share-based compensation cost	$108	$101	$56
Related income tax benefit	$18	$14	$6
Total intrinsic value of options exercised	$1	$8	$1
Tax benefits from exercised stock options and awards	$12	$17	$6

As of March 31, 2023, total unrecognized compensation expense related to unvested DXC RSUs, net of expected forfeitures was $141 million, respectively. The unrecognized compensation expense for unvested RSUs is expected to be recognized over a weighted-average period of 1.74 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,869,815	$29.92	4.27	$—
Granted	—	$—
Exercised	(89,335)	$16.01		$1
Canceled/Forfeited	—	$—
Expired	(104,900)	$33.53
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(510,294)	$23.27		$8
Canceled/Forfeited	—	$—
Expired	(53,899)	$35.57
Outstanding as of March 31, 2022	1,111,387	$33.47	3.01	$5
Granted	—	$—
Exercised	(69,855)	$20.03		$1
Canceled/Forfeited	—	$—
Expired	(48,829)	$44.10
Outstanding as of March 31, 2023	992,703	$33.89	2.20	$—
Vested and expected to vest in the future as of March 31, 2023	992,703	$33.89	2.20	$—
Exercisable as of March 31, 2023	992,703	$33.89	2.20	$—

	As of March 31, 2023
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$9.60 - $24.47	74,095	$21.62	1.15	74,095	$21.62
$25.14 - $41.92	497,056	$27.19	1.91	497,056	$27.19
$42.59 - $53.41	421,552	$43.95	2.72	421,552	$43.95
	992,703			992,703

The cash received from stock options exercised during fiscal 2023, 2022 and 2021 was $1 million, $12 million and $1 million, respectively.

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	4,174,476	$55.45
Granted	8,026,810	$20.92
Released/Issued	(1,249,681)	$52.82
Canceled/Forfeited	(2,625,385)	$35.16
Outstanding as of March 31, 2021	8,326,220	$28.98
Granted	2,972,253	$50.87
Released/Issued	(2,141,180)	$34.12
Canceled/Forfeited	(1,680,167)	$34.93
Outstanding as of March 31, 2022	7,477,126	$35.89
Granted	3,404,395	$38.08
Released/Issued	(2,252,627)	$33.10
Canceled/Forfeited	(1,179,515)	$36.34
Outstanding as of March 31, 2023	7,449,379	$37.11
.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2020	114,615	$37.69
Granted	118,500	$18.82
Released/Issued	(48,455)	$26.90
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2021	184,660	$28.42
Granted	74,300	$35.18
Released/Issued	(102,238)	$21.43
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2022	156,722	$36.18
Granted	66,100	$31.29
Released/Issued	(75,335)	$32.62
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2023	147,487	$35.80

Note 18 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Cash paid for:
Interest	$188	$227	$334
Taxes on income, net of refunds(1)	$408	$394	$798

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$227	$279	$530
Prepaid assets acquired under long-term financing	$106	$107	$46
Investing:
Capital expenditures in accounts payable and accrued expenses	$5	$9	$341
Capital expenditures through finance lease obligations	$102	$233	$348
Assets acquired under long-term financing	$25	$44	$35
Decrease in deferred purchase price receivable	$—	$—	$(52)
Contingent consideration	$—	$—	$3
Financing:
Shares repurchased but not settled in cash(3)	$20	$6	$—

(1) Income tax refunds were $43 million, $54 million, and $70 million for fiscal 2023, 2022, and 2021, respectively.
(2)There were $1,142 million, $1,085 million, and $763 million in modifications and terminations in fiscal 2023, 2022, and 2021, respectively.
(3)On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement we reflect the excise tax as a financing activity relating to the repurchase of common stock.

Note 19 - Other Expense (Income), Net

The following table summarizes components of other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Non-service cost components of net periodic pension expense (income)	$1,180	$(1,066)	$110
Foreign currency (gain) loss	(15)	13	14
Gain on sale of assets	(90)	(88)	(6)
Other loss	9	60	(16)
Total	$1,084	$(1,081)	$102

Other expense (income), net, was $1,084 million and $(1,081) million in fiscal 2023 and fiscal 2022, respectively, a change of $2,165 million compared to the prior fiscal year that was primarily due to:

•net periodic pension expense increased by $2,246 million primarily due to a $1,070 million mark-to-market pension loss in fiscal 2023 versus a $664 million gain in fiscal 2022, a $361 million settlement loss in fiscal 2023 related to the buy-out of a defined benefit pension plan in the U.K., and $131 million less pension income in fiscal 2023 due to changes in expected returns on assets and other actuarial assumptions. See Note 14 - "Pension and Other Benefit Plans" for additional information.
•a foreign currency gain of $15 million in fiscal 2023 versus a $13 million loss in fiscal 2022 primarily due to movements of exchange rates on our foreign currency denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•a $2 million increase in gains from sales of assets.
•a $51 million decrease in other losses, primarily due to a greater amount of impairment losses in the comparative period.

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2023
Revenues	$6,960	$7,470	$14,430	$—	$14,430
Segment Profit	$912	$507	$1,419	$(262)	$1,157
Depreciation and amortization (1)	$165	$853	$1,018	$99	$1,117

Fiscal Year Ended March 31, 2022
Revenues	$7,598	$8,667	$16,265	$—	$16,265
Segment Profit	$1,160	$475	$1,635	$(260)	$1,375
Depreciation and amortization (1)	$180	$991	$1,171	$112	$1,283

Fiscal Year Ended March 31, 2021
Revenues	$8,336	$9,393	$17,729	$—	$17,729
Segment Profit	$1,120	$245	$1,365	$(263)	$1,102
Depreciation and amortization (1)	$212	$1,122	$1,334	$106	$1,440

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $402 million, $434 million, and $530 million for fiscal 2023, 2022, and 2021, respectively.

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

	Fiscal Years Ended
(in millions)	March 31, 2023	March 31, 2022	March 31, 2021
Total profit for reportable segments	$1,419	$1,635	$1,365
All other loss	(262)	(260)	(263)
Subtotal	$1,157	$1,375	$1,102
Interest income	135	65	98
Interest expense	(200)	(204)	(361)
Restructuring costs	(216)	(318)	(551)
Transaction, separation and integration-related costs	(16)	(26)	(358)
Amortization of acquired intangibles	(402)	(434)	(530)
Merger related indemnification	(46)	—	—
SEC matter	(8)	—	—
Gains on dispositions	190	341	2,004
Arbitration loss	(29)	—	—
Impairment losses	(19)	(31)	(190)
Debt extinguishment cost	—	(311)	(41)
Pension and OPEB actuarial and settlement (losses) gains	(1,431)	684	(519)
(Loss) income before income taxes	$(885)	$1,141	$654

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Geographic Information

See Note 12 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2023	March 31, 2022
United States	$788	$975
United Kingdom	362	415
Australia	94	120
Other Europe	357	460
Other International	378	442
Total Property and Equipment, net	$1,979	$2,412

No single customer exceeded 10% of the Company’s revenues during fiscal 2023, fiscal 2022 or fiscal 2021.

Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimum amounts within defined time periods. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2023 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2024	$460
2025	246
2026	230
2027	9
Total	$945

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2023:

(in millions)	Fiscal 2024	Fiscal 2025	Fiscal 2026 and Thereafter	Totals
Surety bonds	$88	$5	$43	$136
Letters of credit	89	29	615	733
Stand-by letters of credit	78	—	8	86
Totals	$255	$34	$666	$955

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

Contingencies

Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise: On August 18, 2016, this purported class and collective action was filed in the U.S. District Court for the Northern District of California, against HP and HPE alleging violations of the Federal Age Discrimination in Employment Act (“ADEA”) and California state law, in connection with workforce reductions that occurred in or after August 2012 in California, and in or after as early as December 2014 in other U.S. locations. Former business units of HPE now owned by the Company and former business units of the Company now owned by Peraton (formerly Perspecta), may be proportionately liable for any recovery by plaintiffs in this matter.

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action. In November 2021, notice was sent to putative members of the ADEA collectives regarding participation in the case. In February 2022, the notice period closed. The case is currently stayed.

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. The case is now in discovery.

The Company believes that the final remaining lawsuit described above is also without merit, and intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 15 - "Income Taxes" for further information.

SEC Matter: In December 2019, the Company received a request for voluntary production of information in connection with an informal investigation by the U.S. Securities and Exchange Commission. The primary focus of the investigation was the Company’s historical reporting related to its non-GAAP adjustment for “transaction, separation, and integration-related costs,” including whether the disclosure the Company previously used to describe the non-GAAP adjustment was sufficiently broad to cover certain expenses the Company included as transaction, separation, and integration-related costs. The non-GAAP costs at issue primarily consisted of expenses associated with the business combination that formed DXC in 2017. The Company cooperated fully with the SEC’s informal investigation, and the new management team appointed beginning in September of 2019 proactively clarified and expanded the disclosure of the Company’s non-GAAP transaction, separation, and integration-related costs. In addition, the new management team significantly reduced the transaction, separation, and integration-related costs.

In September 2022, the Company accrued $8 million, representing its estimate of the settlement costs based on its discussions with the SEC at that time. In March 2023, the Company entered into an Offer of Settlement with the SEC and a Cease-and-Desist Order was entered. The Company agreed to pay a civil penalty of $8 million and to implement certain remedial measures related to the Company’s non-GAAP policies and procedures within 120 days. The Company has paid the civil penalty and intends to fully implement the remedial measures within the time provided. This matter is otherwise closed.

OFAC Matter: In August 2022, the Company submitted an initial notification of voluntary self-disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) regarding potential violations of U.S. sanctions on Russia. The self-disclosure pertains to the Company’s sale of Luxoft’s Russia business to IBS Holding LLC in April 2022, as part of the Company’s exit from the Russian market following Russia’s invasion of Ukraine. The Company has also submitted an initial notification of voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential export control violations in connection with its exit from the Russian market. The Company’s review of potential sanctions violations is ongoing, and the Company may make further disclosures to relevant agencies as its review continues.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DXC Technology Company
Ashburn, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 18, 2023, expressed an unqualified opinion on those financial statements.

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
May 18, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1-Election of Directors,” "Delinquent Section 16(a) Reports", “Corporate Governance,” and “Additional Information-Business for 2023 Annual Meeting" in our 2023 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2023, and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2023 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2023. See Note 17 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,589,569	3.92	29,390,194
Equity compensation plans not approved by security holders	—	—	—
Total	8,589,569	3.92	29,390,194

Other information required by this Item will appear in the 2023 Proxy Statement under the heading "Security Ownership," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2023 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2023 Proxy Statement under the heading "Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2024" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K. See the index on page 58.

(2) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Purchase Agreement, dated March 9, 2020, by and between Milano Acquisition Corp and DXC Technology Company (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed March 12, 2020) (file no. 001-38033))

2.2
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company) and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.3
First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. (now known as DXC Technology Company), New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.4
Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc. (now known as DXC Technology Company), Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

2.5
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483))

2.6
First Amendment to the Separation and Distribution Agreement, dated November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

2.7
Second Amendment to the Separation and Distribution Agreement, dated December 6, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company)(incorporated by reference to Exhibit 2.6 to Everett SpinCo, Inc.'s Amendment No. 1 to Form 10 (filed December 7, 2016) (file no. 000-55712))

2.8
Third Amendment to the Separation and Distribution Agreement, dated January 27, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.7 to Everett SpinCo Inc.'s Form 10 (filed February 14, 2017) (file no. 000-55712))

2.9
Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.10
Employee Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.11
Tax Matters Agreement, dated as of March 31, 2017, by and among the Computer Sciences Corporation, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.12
Intellectual Property Matters Agreement, dated as of March 31, 2017, by and among Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.13
Transition Services Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.14
Real Estate Matters Agreement, dated as of March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (now known as DXC Technology Company) (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

2.15
Agreement and Plan of Merger, dated as of October 11, 2017 by and among DXC Technology Company, Ultra SCInc., Ultra First VMS Inc., Ultra Second VMS LLC, Ultra KMS Inc., Vencore Holding Corp., KGS Holding Corp.,The SI Organization Holdings LLC and KGS Holding LLC (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed October 13, 2017) (file no. 001-38033))

2.16
Separation and Distribution Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.1 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.17
Employee Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.2 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.18
Tax Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.3 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.19
Intellectual Property Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.4 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.20
Transition Services Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.5 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.21
Real Estate Matters Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.6 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.22
Non-U.S. Agency Agreement dated as of May 31, 2018, by and between DXC Technology Company and Perspecta Inc. (incorporated by reference to Exhibit 2.7 to DXC Technology Company's Current Report on Form 8-K (filed June 6, 2018) (file no. 001-38033))

2.23
Merger Agreement, dated January 6, 2019, by and among DXC Technology Company, Luna Equities, Inc. and Luxoft Holding, Inc (incorporated by reference to Exhibit 99.1 to Luxoft Holding, Inc's Report of Foreign Private Issuer on Form 6-K (filed January 7, 2019) (file no. 001-35976))

3.1
Articles of Incorporation of DXC Technology Company, as filed with the Secretary of State of the State of Nevada on March 31, 2017 (incorporated by reference to Exhibit 3.3 to DXC Technology Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

3.2
Amended and Restated Bylaws of DXC Technology Company, effective November 3, 2022 (incorporated by reference to Exhibit 3.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

4.1
Base Indenture, dated as of March 27, 2017, between Everett SpinCo, Inc. (now known as DXC Technology Company) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed March 27, 2017) (file no. 001-38033))

4.2
Seventh Supplemental Indenture, dated September 26, 2018, among DXC Technology Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.3
Form of DXC Technology Company’s 1.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 26, 2018) (file no. 001-38033))

4.4
Ninth Supplemental Indenture, dated September 9, 2021, between DXC Technology Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.5	Form of DXC Technology Company’s 1.800% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.6	Form of DXC Technology Company’s 2.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.7
Indenture, dated September 9, 2021, by and among DXC Capital Funding DAC, as issuer, DXC Technology Company and DXC Luxembourg International S.à r.l., as guarantors, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))

4.8
First Supplemental Indenture, dated September 26, 2022, by and among DXC Capital Funding DAC, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, transfer agent and registrar (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

4.9	Form of DXC Capital Funding DAC’s 0.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.10	Form of DXC Capital Funding DAC’s 0.950% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.11	Description of Securities (incorporated by reference to Exhibit 4.10 to DXC Technology Company's Annual Report on Form 10-K (filed May 26, 2022) (file no. 001-38033))

10.1
Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed November 4, 2021) (file no. 001-38033))

10.2
Term Loan Credit Agreement dated September 1, 2022, by and between DXC Technology Company, the financial institutions listed therein, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

10.3
Amendment No. 1 dated as of February 17, 2023, to the Term Loan Credit Agreement between DXC Technology Company, the financial institutions listed therein, and Mizuho Bank, Ltd., as administrative agent (filed herewith)

10.4
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.5
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.6
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.7
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.8
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.9
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.10
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.11
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.12
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.13
Seventh Amendment to the Purchase and Sale Agreement dated as of July 29, 2022, among DXC Technology Company, as Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer, and the various parties listed as Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.14
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.15
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.16
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.17
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.18
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.19
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.20
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.21
Tenth Amendment to the Receivables Purchase Agreement dated as of August 10, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.22
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2021, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 5, 2021) (file no. 001-38033))

10.23
Twelfth Amendment to the Receivables Purchase Agreement dated as of July 29, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.24
Thirteenth Amendment to the Receivables Purchase Agreement dated as of September 1, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

10.25
Fourteenth Amendment to the Receivables Purchase Agreement dated as of December 21, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (filed February 2, 2023) (file no. 001-38033))

10.26
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.27*
DXC Technology Company 2017 Omnibus Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix C to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.28*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.29*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.30*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))

10.31*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.32*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.33*	Form of Fiscal 2024 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.34*
Form of Fiscal 2023 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to DXC Technology Company’s Annual Report on Form 10-K (filed May 26, 2022)(file no. 001-38033))

10.35*
Form of Fiscal 2022 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.36*
Form of Fiscal 2021 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.37*	Form of Fiscal 2024 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.38*
Form of Fiscal 2023 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to DXC Technology Company’s Annual Report on Form 10-K (filed May 26, 2022)(file no. 001-38033))

10.39*
Form of Fiscal 2022 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.40*
Form of Fiscal 2021 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (filed August 7, 2020) (file no. 001-38033))

10.41*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.42*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.43*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.44*
Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.45*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.46*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.47*
Form of Fiscal 2022 Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.48*	Employment Agreement with Michael J. Salvino (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 12, 2019) (file no. 001-38033))
10.49*
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

DXC TECHNOLOGY COMPANY

Dated:	May 18, 2023	By:	/s/ Kenneth P. Sharp
		Name:	Kenneth P. Sharp
		Title:	Executive Vice President and Chief Financial Officer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Salvino	Chairman, President and Chief Executive Officer	May 18, 2023
Michael J. Salvino	(Principal Executive Officer)

/s/ Kenneth P. Sharp	Executive Vice President and Chief Financial Officer	May 18, 2023
Kenneth P. Sharp	(Principal Financial Officer)

/s/ Christopher A. Voci	Senior Vice President and Corporate Controller	May 18, 2023
Christopher A. Voci	(Principal Accounting Officer)

/s/ Mukesh Aghi	Director	May 18, 2023
Mukesh Aghi

/s/ Amy E. Alving	Director	May 18, 2023
Amy E. Alving

/s/ David A. Barnes	Director	May 18, 2023
David A. Barnes

/s/ Raul J. Fernandez	Director	May 18, 2023
Raul J. Fernandez

/s/ Anthony Gonzalez	Director	May 18, 2023
Anthony Gonzalez

/s/ David L. Herzog	Lead Independent Director	May 18, 2023
David L. Herzog

/s/ Karl Racine	Director	May 18, 2023
Karl Racine

/s/ Dawn Rogers	Director	May 18, 2023
Dawn Rogers

/s/ Carrie Teffner	Director	May 18, 2023
Carrie Teffner

/s/ Akihiko Washington	Director	May 18, 2023
Akihiko Washington

/s/ Robert F. Woods	Director	May 18, 2023
Robert F. Woods