Form 10-Q
period 2023-06-30
DXC Technology Co
filed 2023-08-03
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
       ☐ Yes  ☒   No

205,174,357 shares of common stock, par value $0.01 per share, were outstanding on July 24, 2023.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2023	June 30, 2022

Revenues	$3,446	$3,707

Costs of services (excludes depreciation and amortization and restructuring costs)	2,719	2,930
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	327	349
Depreciation and amortization	344	389
Restructuring costs	20	33
Interest expense	66	37
Interest income	(49)	(20)
Loss (gain) on disposition of businesses	5	(29)
Other income, net	(64)	(104)
Total costs and expenses	3,368	3,585

Income before income taxes	78	122
Income tax expense	36	19
Net income	42	103
Less: net income attributable to non-controlling interest, net of tax	6	1
Net income attributable to DXC common stockholders	$36	$102

Income per common share:
Basic	$0.17	$0.44
Diluted	$0.17	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022

Net income	$42	$103
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense (benefit) of $0 and $5	34	(176)
Cash flow hedges adjustments, net of tax expense (benefit) of $1 and $(1)	3	—
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $0 and $4	(2)	(2)
Pension and other post-retirement benefit plans, net of tax	(2)	(2)
Other comprehensive income (loss), net of taxes	35	(178)
Comprehensive income (loss)	77	(75)
Less: comprehensive income attributable to non-controlling interest	6	1
Comprehensive income (loss) attributable to DXC common stockholders	$71	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,576	$1,858
Receivables and contract assets, net of allowance of $43 and $47	3,285	3,441
Prepaid expenses	652	565
Other current assets	231	255
Assets held for sale	—	5
Total current assets	5,744	6,124
Intangible assets, net of accumulated amortization of $5,849 and $5,670	2,441	2,569
Operating right-of-use assets, net	849	909
Goodwill	539	539
Deferred income taxes, net	512	460
Property and equipment, net of accumulated depreciation of $4,166 and $4,111	1,922	1,979
Other assets	3,281	3,247
Assets held for sale - non-current	5	18
Total Assets	$15,293	$15,845
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	694	500
Accounts payable	701	782
Accrued payroll and related costs	613	569
Current operating lease liabilities	303	317
Accrued expenses and other current liabilities	1,587	1,836
Deferred revenue and advance contract payments	1,008	1,054
Income taxes payable	151	120
Liabilities related to assets held for sale	—	9
Total current liabilities	5,057	5,187
Long-term debt, net of current maturities	3,891	3,900
Non-current deferred revenue	749	788
Non-current operating lease liabilities	598	648
Non-current income tax liabilities and deferred tax liabilities	579	587
Other long-term liabilities	816	912
Liabilities related to assets held for sale - non-current	—	3
Total Liabilities	11,690	12,025
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of June 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 210,584,214 as of June 30, 2023 and 218,058,482 as of March 31, 2023	2	2
Additional paid-in capital	8,677	9,121
Accumulated deficit	(4,445)	(4,665)
Accumulated other comprehensive loss	(739)	(774)
Treasury stock, at cost, 4,507,506 and 3,333,592 shares as of June 30, 2023 and March 31, 2023	(217)	(187)
Total DXC stockholders’ equity	3,278	3,497
Non-controlling interest in subsidiaries	325	323
Total Equity	3,603	3,820
Total Liabilities and Equity	$15,293	$15,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$42	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	398
Operating right-of-use expense	90	106
Share-based compensation	23	28
Deferred taxes	(50)	(38)
Gain on dispositions	(9)	(62)
Provision for losses on accounts receivable	2	2
Unrealized foreign currency exchange loss	23	46
Impairment losses and contract write-offs	7	—
Other non-cash charges, net	(2)	3
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (Increase) in assets	63	(69)
Decrease in operating lease liability	(90)	(106)
Decrease in other liabilities	(323)	(248)
Net cash provided by operating activities	127	163

Cash flows from investing activities:
Purchases of property and equipment	(55)	(68)
Payments for transition and transformation contract costs	(62)	(57)
Software purchased and developed	(85)	(50)
Business dispositions, net of cash sold	(7)	(36)
Proceeds from sale of assets	11	14
Short-term investing	(3)	—
Other investing activities, net	2	5
Net cash used in investing activities	(199)	(192)

Cash flows from financing activities:
Borrowings of commercial paper	546	292
Repayments of commercial paper	(305)	(239)
Payments on finance leases and borrowings for asset financing	(131)	(159)
Proceeds from stock options and other common stock transactions	—	1
Taxes paid related to net share settlements of share-based compensation awards	(33)	(12)
Repurchase of common stock and advance payment for accelerated share repurchase	(285)	(272)
Other financing activities, net	(2)	(5)
Net cash used in financing activities	(210)	(394)
Effect of exchange rate changes on cash and cash equivalents	—	(50)
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(282)	(473)
Cash classified within current assets held for sale	—	10
Net decrease in cash and cash equivalents	(282)	(463)
Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at end of period	$1,576	$2,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				36			36	6	42
Other comprehensive income					35		35		35
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(30)	(30)		(30)
Share repurchase program(2)	(10,976)		(466)	184			(282)		(282)
Stock option exercises and other common stock transactions	3,502						—		—
Non-controlling interest distributions and other							—	(4)	(4)
Balance at June 30, 2023	210,584	$2	$8,677	$(4,445)	$(739)	$(217)	$3,278	$325	$3,603

	Three Months Ended June 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				102			102	1	103
Other comprehensive loss					(178)		(178)		(178)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program	(8,851)	(1)	(374)	109			(266)		(266)
Stock option exercises and other common stock transactions	1,338		1				1		1
Balance at June 30, 2022	232,995	$2	$9,708	$(4,239)	$(563)	$(183)	$4,725	$324	$5,049

(1) 4,507,506 treasury shares as of June 30, 2023.
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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“fiscal 2023”).

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but are not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

Recently issued Accounting Standards Updates (ASUs) effective after June 30, 2023 are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

During the first quarters of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $5 million and a gain of $38 million, respectively. During the first quarter of fiscal 2023, the Company also classified certain insignificant businesses as held for sale and recognized a loss of $9 million.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2023	June 30, 2022
Net income attributable to DXC common shareholders:	$36	$102

Common share information:
Weighted average common shares outstanding for basic EPS	210.11	232.48
Dilutive effect of stock options and equity awards	3.64	4.90
Weighted average common shares outstanding for diluted EPS	213.75	237.38

Earnings per share:
Basic	$0.17	$0.44
Diluted	$0.17	$0.43

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
Stock Options	918,608	480,727
Restricted Stock Units	1,505,292	1,542,055
Performance Stock Units	1,287,186	234,731

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	June 30, 2023	March 31, 2023
Beginning balance	$47	$55
Provisions for losses on accounts receivable	2	(1)
Other adjustments to allowance and write-offs	(6)	(7)
Ending balance	$43	$47

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of June 30, 2023, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 28, 2023, extending the termination date to July 26, 2024.

As of June 30, 2023, the total availability under the Receivables Facility and the amount sold to the Purchasers was $380 million, which was derecognized from the Company’s balance sheet. As of June 30, 2023, the Company recorded a liability of $20 million within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

Note 5 – Leases

The Company has operating and finance leases for data centers, corporate offices, and certain equipment. Its leases have remaining lease terms of one to nine years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

(in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease cost	$90	$106
Short-term lease cost	7	8
Variable lease cost	15	22
Sublease income	(4)	(4)
Total operating costs	$108	$132

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$90	$106
ROU assets obtained in exchange for operating lease liabilities(1)	$23	$55

(1) Net of $230 million and $338 million in lease modifications and terminations for the three months ended June 30, 2023 and June 30, 2022, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2023	March 31, 2023
ROU operating lease assets	Operating right-of-use assets, net	$849	$909

Operating lease liabilities	Current operating lease liabilities	$303	$317
Operating lease liabilities	Non-current operating lease liabilities	598	648
Total operating lease liabilities		$901	$965

The weighted-average operating lease term was 3.9 years and 3.9 years as of June 30, 2023 and March 31, 2023, respectively. The weighted-average operating lease discount rate was 4.1% and 3.9% as of June 30, 2023 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of June 30, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Operating lease payments	$255	$276	$185	$100	$76	$93	$985
Less: imputed interest							(84)
Total operating lease liabilities							$901

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

(in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Amortization of right-of-use assets	$42	$61
Interest on lease liabilities	4	5
Total finance lease cost	$46	$66

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest paid for finance lease liabilities – Operating cash flows	$4	$5
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	61	96
Total cash paid in the measurement of finance lease obligations	$65	$101

Capital expenditures through finance lease obligations(1)	$17	$26

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2023	March 31, 2023
ROU finance lease assets	Property and Equipment, net	$370	$424

Finance lease	Short-term debt and current maturities of long-term debt	$208	$215
Finance lease	Long-term debt, net of current maturities	267	287
Total finance lease liabilities(1)		$475	$502

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years and 2.9 years as of June 30, 2023 and March 31, 2023, respectively. The weighted-average finance lease discount rate was 3.5% and 3.4% as of June 30, 2023 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Finance lease payments	$164	$161	$99	$53	$14	$—	$491
Less: imputed interest							(16)
Total finance lease liabilities							$475

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

	Fair Value Hierarchy
(in millions)	As of June 30, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$45	$45	$—	$—
Time deposits(1)	82	82	—	—
Other securities(2)	48	—	46	2
Total assets	$175	$127	$46	$2

	As of March 31, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$75	$75	$—	$—
Time deposits(1)	37	37	—	—
Other securities(2)	48	—	46	2
Total assets	$160	$112	$46	$2

Liabilities:
Contingent consideration(3)	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $52 million as of both June 30, 2023 and March 31, 2023. For the periods presented, gains and losses are insignificant and are included in other income, net in the Company’s statements of operations.
(3) As of June 30, 2023, the Company completed the payment for its contingent consideration obligation.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2023 and March 31, 2023 were $893 million and $842 million, respectively. As of June 30, 2023, the related forecasted transactions extend through June 2025.

During the three months ended June 30, 2023 and June 30, 2022, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - Stockholders’ Equity for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of June 30, 2023, $7 million of loss related to cash flow hedges reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2023 and March 31, 2023 were $2.4 billion and $2.5 billion, respectively.

The following table presents the pretax foreign currency (gain) loss to Other income, net:

	For the Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Foreign currency remeasurement(1)	$(4)	$36
Undesignated foreign currency forward contracts(2)	(4)	(38)
Total - Foreign currency gain	$(8)	$(2)

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2023	March 31, 2023
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$8	$6
	Accrued expenses and other current liabilities	$11	$13

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$20	$15
	Accrued expenses and other current liabilities	$21	$16

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2023, there were six counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $7 million.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2023 and March 31, 2023, DXC had $273 million and $272 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2023, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $1 million.

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2023			As of March 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$4,046	$3,366	$680	$4,009	$3,290	$719
Customer related intangible assets	3,940	2,353	1,587	3,927	2,260	1,667
Other intangible assets	304	130	174	303	120	183
Total intangible assets	$8,290	$5,849	$2,441	$8,239	$5,670	$2,569

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Intangible assets amortization	$183	$199
Transition and transformation contract cost amortization(1)	48	52
Total amortization expense	$231	$251

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of June 30, 2023 is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$538
2025	593
2026	530
2027	397
2028	173
Thereafter	210
Total	$2,441

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2023.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2023, net	$539	$—	$539

Balance as of June 30, 2023, net	$539	$—	$539

Goodwill, gross	5,029	5,066	10,095
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of June 30, 2023, net	$539	$—	$539

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2023(1)	March 31, 2023(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	3.56% - 4.03%	2024	$349	$109
Current maturities of long-term debt	Various	2024 - 2025	137	176
Current maturities of finance lease liabilities	0.00% - 14.59%	2024 - 2025	208	215
Short-term debt and current maturities of long-term debt			$694	$500

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	707	704
$700 million Senior notes	1.80%	2027	696	696
€750 million Senior notes	0.45%	2028	814	810
$650 million Senior notes	2.375%	2029	645	645
€600 million Senior notes	0.95%	2032	649	646
Finance lease liabilities	0.00% - 14.59%	2024 - 2029	475	502
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2024 - 2029	248	285
Other borrowings	Various	2024	2	3
Long-term debt			4,236	4,291
Less: current maturities			345	391
Long-term debt, net of current maturities			$3,891	$3,900

(1)The carrying amounts of the senior notes as of June 30, 2023 and March 31, 2023, include the remaining principal outstanding of $3,532 million and $3,523 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $21 million and $22 million, respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in €, £, and $.

Term Loan

During the second quarter of fiscal 2023, the Company entered into a $500 million term loan credit agreement (as amended, the “USD Term Loan”) with certain unaffiliated financial institutions. The USD Term Loan is required to be drawn down by September 1, 2023 or the facility will terminate. The Company did not draw on the USD Term Loan as of June 30, 2023.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.2 billion and $3.3 billion as of June 30, 2023 and March 31, 2023, respectively, compared with carrying value of $3.8 billion and $3.8 billion as of June 30, 2023 and March 31, 2023, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
United States	$1,002	$1,131
United Kingdom	465	473
Other Europe	1,064	1,138
Australia	342	391
Other International	573	574
Total Revenues	$3,446	$3,707

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of June 30, 2023, approximately $19.4 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 32% of these remaining performance obligations in fiscal 2024, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2023	March 31, 2023
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,210	$2,269
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$363	$366
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,757	$1,842

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Balance, beginning of period	$1,842	$1,915
Deferred revenue	464	612
Recognition of deferred revenue	(548)	(684)
Currency translation adjustment	13	(87)
Other	(14)	(12)
Balance, end of period	$1,757	$1,744

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	June 30, 2023	March 31, 2023
Accrued expenses and other current liabilities	$77	$105
Other long-term liabilities	18	22
Total	$95	$127

Summary of Restructuring Plans

Fiscal 2024 Plan

During fiscal 2024, management approved global cost savings initiatives designed to better align the Company’s facilities and data centers (the “Fiscal 2024 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2023	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of June 30, 2023
Fiscal 2024 Plan
Facilities Costs	—	7	(6)	—	—	1
	—	7	(6)	—	—	1

Fiscal 2023 Plan
Workforce Reductions	$79	$3	$—	$(28)	$—	$54
Facilities Costs	1	7	(1)	(5)	(1)	1
	80	10	(1)	(33)	(1)	55

Other Prior Year and Acquired Plans
Workforce Reductions	$45	$(1)	$—	$(6)	$—	$38
Facilities Costs	2	4	(1)	(4)	—	1
	47	3	(1)	(10)	—	39
Total	$127	$20	$(8)	$(43)	$(1)	$95

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for the three months ended June 30, 2023 is $6 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Service cost	$15	$19
Interest cost	79	67
Expected return on assets	(114)	(132)
Amortization of prior service credit	(2)	(2)
Net periodic pension income	$(22)	$(48)

The service cost component of net periodic pension income is presented in costs of services, and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 46.2% and 15.6% for the three months ended June 30, 2023, and June 30, 2022, respectively. For the three months ended June 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in uncertain tax positions due to an income tax audit settlement. For the three months ended June 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income and base erosion payments, and a decrease in uncertain tax positions due to statute of limitation expirations.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $485 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $16 million tax indemnification receivable related to uncertain tax positions, a $53 million tax indemnification receivable related to other tax payables, and an $89 million tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded an $18 million tax indemnification receivable from Perspecta related to other tax payables and a $6 million tax indemnification payable to Perspecta related to income tax and other tax receivables.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the sale of its healthcare provider software business (“HPS”), the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense and cash tax payments of approximately $483 million (including estimated interest and penalties) for the unreserved portion of these items if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During the first quarter of fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2020 to September 30, 2024. The Company expects to reach resolution for fiscal and tax return years 2009 through 2020 no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 30, 2023, the Company’s liability for uncertain tax positions decreased by $3 million (excluding interest and penalties and related tax attributes) primarily due to statute of limitation expirations. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $12 million.

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the three months ended June 30, 2023 and June 30, 2022 are shown below:

	Fiscal 2024			Fiscal 2023
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	10,975,643	$25.53	$280	8,850,912	$30.09	$266
Total	10,975,643	$25.53	$280	8,850,912	$30.09	$266

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive income before reclassifications	34	3	—	37
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Balance at June 30, 2023	$(951)	$(4)	$216	$(739)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive loss before reclassifications	(176)	4	—	(172)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(2)	(6)
Balance at June 30, 2022	$(827)	$10	$254	$(563)

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	7,449,379	$37.11	147,487	$35.80
Granted	4,789,997	$25.09	—	$—
Settled	(3,816,958)	$23.47	—	$—
Canceled/Forfeited	(268,023)	$46.32	—	$—
Outstanding as of June 30, 2023	8,154,395	$35.85	147,487	$35.80

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Total share-based compensation cost	$23	$28
Related income tax benefit	$3	$3

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Cash paid for:
Interest	$51	$22
Taxes on income, net of refunds (1)	$52	$53

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$23	$55
Prepaid assets acquired under long-term financing	$4	$34
Investing:
Capital expenditures in accounts payable and accrued expenses	$3	$8
Capital expenditures through finance lease obligations	$17	$26
Assets acquired under long-term financing	$27	$2
Financing:
Shares repurchased but not settled in cash (3)	$13	$—

(1) Income tax refunds were $6 million and $13 million for the three months ended June 30, 2023 and June 30, 2022, respectively.
(2) Net of $230 million and $338 million in lease modifications and terminations for the three months ended June 30, 2023 and June 30, 2022, respectively.
(3) On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement, we reflect the excise tax as a financing activity relating to the repurchase of common stock.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2023
Revenues	$1,703	$1,743	$3,446	$—	$3,446
Segment profit	$192	$91	$283	$(59)	$224
Depreciation and amortization(1)	$45	$184	$229	$26	$255

Three Months Ended June 30, 2022
Revenues	$1,758	$1,949	$3,707	$—	$3,707
Segment profit	$210	$127	$337	$(78)	$259
Depreciation and amortization(1)	$41	$218	$259	$26	$285

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $89 million and $104 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Reconciliation of Reportable Segment Profit to Consolidated Total

The Company's management uses segment profit as the measure for assessing performance of its segments. Segment profit is defined as segment revenues less cost of services, segment selling, general and administrative, depreciation and amortization, and other income (excluding the movement in foreign currency exchange rates on DXC's foreign currency denominated assets and liabilities and the related economic hedges). The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated costs generally include certain corporate function costs, stock-based compensation expense, pension and other post-retirement benefit (“OPEB”) actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs and amortization of acquired intangible assets.

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Profit
Total profit for reportable segments	$283	$337
All other loss	(59)	(78)
Subtotal	$224	$259
Interest income	49	20
Interest expense	(66)	(37)
Restructuring costs	(20)	(33)
Transaction, separation and integration-relation costs	(1)	(2)
Amortization of acquired intangible assets	(89)	(104)
Merger related indemnification	(11)	(10)
(Loss) gain on disposition of businesses	(5)	29
Impairment losses	(3)	—
Income before income taxes	$78	$122
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of June 30, 2023 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2024	$342
2025	388
2026	327
2027	9
Total	$1,066

(1) Subsequent to June 30, 2023, the Company entered into minimum purchase commitments totaling approximately $250 million for additional purchased goods and services. These minimum purchase commitments are not reflected in the table above.

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

In September 2022, the Company accrued $8 million, representing its estimate of the settlement costs based on its discussions with the SEC at that time. In March 2023, the Company entered into an Offer of Settlement with the SEC and a Cease-and-Desist Order was entered. The Company agreed to pay a civil penalty of $8 million and to implement certain remedial measures related to the Company’s non-GAAP policies and procedures within 120 days. The Company has paid the civil penalty and has implemented the requisite remedial measures within the time provided. This matter is now closed.

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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”), which was acquired by Peraton in May 2021; and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and subsequent SEC filings, including Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2024 and our financial condition as of June 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2024 and fiscal 2023. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key metrics for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information, see “Non-GAAP Financial Measures”.

•Revenues of $3.4 billion, down 7.0% compared to prior year period, and down 3.6% on an organic basis;
•Diluted earnings per share of $0.17, compared to $0.43 in the first quarter of fiscal 2023; adjusted diluted earnings per share of $0.63, compared to $0.75 in the first quarter of fiscal 2023, a decrease of 16.0%;
•Q1 FY24 operating cash flow of $127 million, less capital expenditures of $202 million, resulted in free cash flow of $(75) million;
•Returned $280 million to shareholders through share repurchases.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Revenues across operating segments and geographies are provided below:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2023	June 30, 2022	Percentage Change	Constant Currency June 30, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,002	$1,131	(11.4)%	$1,002	(11.4)%
U.K.	465	473	(1.7)%	466	(1.5)%
Other Europe	1,064	1,138	(6.5)%	1,045	(8.2)%
Australia	342	391	(12.5)%	365	(6.6)%
Other International	573	574	(0.2)%	596	3.8%
Total Revenues	$3,446	$3,707	(7.0)%	$3,474	(6.3)%

Reportable Segments
GBS	$1,703	$1,758	(3.1)%	$1,718	(2.3)%
GIS	1,743	1,949	(10.6)%	1,756	(9.9)%
Total Revenues	$3,446	$3,707	(7.0)%	$3,474	(6.3)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the first quarter of fiscal 2024, our total revenue was $3.4 billion, a decrease of $0.3 billion or 7.0%, compared to the same period a year ago. The 7.0% decrease against the comparative period includes a 0.7% unfavorable foreign currency exchange rate impact, a 2.7% decline in revenue from the disposition of certain businesses, and a 3.6% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

The unfavorable foreign currency exchange rate impact is primarily driven by the strengthening of the U.S. dollar against the Australian Dollar.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Global Business Services

For the first quarter of fiscal 2024, GBS revenue was $1.7 billion, a decrease of $55 million or 3.1% compared to the same period a year ago.The 3.1% decrease against the comparative period includes a 0.8% unfavorable foreign currency exchange rate impact and a 5.6% decline in revenue from the disposition of certain businesses, partially offset by 3.3% organic revenue growth from additional services provided to new and existing customers. GBS accounts for 49.4% of total revenue, an increase of 2.0% against the comparative period.

Global Infrastructure Services

For the first quarter of fiscal 2024, GIS revenue was $1.7 billion, a decrease of $206 million or 10.6% compared to the same period a year ago. The 10.6% decrease against the comparative period includes a 0.7% unfavorable foreign currency exchange rate impact, and a 9.9% decline in organic revenue from project completions, early terminations, and lower resale revenue. GIS accounts for 50.6% of total revenue, a decrease of 2.0% against the comparative period.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2023	2022	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,719	$2,930	$(211)	(7.2)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	327	349	(22)	(6.3)%
Depreciation and amortization	344	389	(45)	(11.6)%
Restructuring costs	20	33	(13)	(39.4)%
Interest expense	66	37	29	78.4%
Interest income	(49)	(20)	(29)	145.0%
Loss (gain) on disposition of businesses	5	(29)	34	(117.2)%
Other income, net	(64)	(104)	40	(38.5)%
Total costs and expenses	$3,368	$3,585	$(217)	(6.1)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.7 billion for the first quarter of fiscal 2024, a decrease of $211 million compared to a year ago. The $211 million decrease was primarily due to a favorable foreign currency exchange rate impact of $23 million, a decrease in costs from lower revenue levels, and a reduction in professional services and contractor-related expenses from our cost optimization efforts.

Gross margin (Revenues less COS as a percentage of revenue) was 21.1% and 21.0% for the first quarter of fiscal 2024 and 2023, respectively.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $327 million for the first quarter of fiscal 2024, a decrease of $22 million compared to a year ago. During the first quarter of fiscal 2024, SG&A as a percentage of revenues was 9.5%, an increase of 10 basis points against the comparative period. The $22 million decrease in SG&A expenses was primarily driven by reductions in professional services and vendor-related expenses, partially offset by increases in payroll and related expenses.

In the first quarter of fiscal 2024 and fiscal 2023, there was a merger-related indemnification expense of $11 million and $10 million, respectively.

Depreciation and Amortization

Depreciation expense was $113 million for the first quarter of fiscal 2024, a decrease of $25 million compared to a year ago. The decrease in depreciation expense was primarily due to lower average net property and equipment balances.

Amortization expense was $231 million for the first quarter of fiscal 2024, a decrease of $20 million compared to a year ago. The decrease in amortization expense was primarily due to a decrease in software amortization and a reduction in transition and transformation contract cost amortization due to contract completions.

Restructuring Costs

During fiscal 2024, management approved global cost savings initiatives designed to better align our facilities and data centers. Total restructuring costs recorded, net of reversals, was $20 million for the first quarter of fiscal 2024, a decrease of $13 million compared to a year ago.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

For the first quarter of fiscal 2024 and fiscal 2023, net interest expense (interest expense less interest income) was $17 million, respectively. Net interest expense was flat against the comparative period primarily due to increases in interest expense from securitization and commercial paper expense offset by higher income from cash deposits, both of which are driven by higher interest rates globally.

Loss (Gain) on Disposition of Businesses

During the first quarter of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $5 million and a gain of $38 million, respectively. During the first quarter of fiscal 2023, the Company also classified certain insignificant businesses as held for sale and recognized a loss of $9 million.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

The components of other income, net for the first quarter of fiscal 2024 and 2023 were as follows:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022	Dollar Change
Non-service cost components of net periodic pension income	$(37)	$(67)	$30
Foreign currency gain	(8)	(2)	(6)
Gain on sale of assets	(21)	(38)	17
Other loss	2	3	(1)
Total	$(64)	$(104)	$40

Other income, net, was $64 million and $104 million during the first quarter of fiscal 2024 and fiscal 2023, respectively, a change of $40 million compared to a year ago that was primarily due to:

•net periodic pension income decreased by $30 million primarily due to changes in expected returns on assets and other actuarial assumptions.
•foreign currency gains increased by $6 million primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•a $17 million decrease in gains from sales of assets.

Taxes

Our effective tax rate (“ETR”) was 46.2% and 15.6% for the first quarter of fiscal 2024 and the first quarter of fiscal 2023, respectively. For the first quarter of fiscal 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in uncertain tax positions due to an income tax audit settlement. For the first quarter of fiscal 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income and base erosion payments, and a decrease in uncertain tax positions due to statute of limitation expirations.

Earnings Per Share

Diluted EPS for the first quarter of fiscal 2024 was $0.17, compared to $0.43 in the first quarter of fiscal 2023. The decrease in earnings per share was primarily due to a decrease of $66 million in net income attributable to DXC common stockholders, partially offset by a lower weighted average common shares outstanding.

Diluted EPS for the first quarter of fiscal 2024 includes $0.07 per share of restructuring costs, $0.32 per share of amortization of acquired intangible assets, $0.02 per share of net losses on dispositions, $0.03 per share of impairment losses, and $0.01 per share of tax adjustments.

Diluted EPS for the first quarter of fiscal 2023 includes $0.11 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.34 per share of amortization of acquired intangible assets, $0.16 per share of net gains on dispositions, and $0.03 per share of merger related indemnification costs.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the statements of operations of DXC. These non-GAAP financial measures include earnings before interest and taxes (“EBIT”), adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, non-GAAP EPS, organic revenue growth, constant currency revenues, and free cash flow.

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

Another category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS is impairment losses, which, if included, may result in a significant difference in period-over-period expense on a GAAP basis. We exclude impairment losses as these non-cash amounts reflect generally an acceleration of what would be multiple periods of expense and are not expected to occur frequently. Further, assets such as goodwill may be significantly impacted by market conditions outside of management’s control.

Selected references are made to revenue growth on an “organic basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates and without the impacts of acquisitions and divestitures, thereby providing comparisons of operating performance from period to period of the business that we have owned during both periods presented. Organic revenue growth is calculated by dividing the year-over-year change in GAAP revenues attributed to organic growth by the GAAP revenues reported in the prior comparable period. Organic revenue is calculated as constant currency revenue excluding the impact of mergers, acquisitions or similar transactions until the one-year anniversary of the transaction and excluding revenues of divestitures during the reporting period. This approach is used for all results where the functional currency is not the U.S. dollar. We believe organic revenue growth provides investors with useful supplemental information about our revenues after excluding the effect of currency exchange rate fluctuations for currencies other than U.S. dollars and the effects of acquisitions and divestitures in both periods presented.

Free cash flow represents cash flow from operations, less capital expenditures. Free cash flow is utilized by our management, investors, and analysts to evaluate cash available to pay debt, repurchase shares, and provide further investment in the business.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2023	2022	Dollar	Percent
Income before income taxes	$78	$122	$(44)	(36.1)%
Non-GAAP income before income taxes	$207	$242	$(35)	(14.5)%
Net income	$42	$103	$(61)	(59.2)%
Adjusted EBIT	$224	$259	$(35)	(13.5)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:
•Restructuring costs – includes costs, net of reversals, related to workforce and real estate optimization and other similar charges.
•Transaction, separation and integration-related (“TSI”) costs – includes costs related to integration, separation, planning, financing and advisory fees and other similar charges associated with mergers, acquisitions, strategic investments, joint ventures, and dispositions and other similar transactions incurred within one year of such transactions closing, except for costs associated with related disputes, which may arise more than one year after closing.
•Amortization of acquired intangible assets – includes amortization of intangible assets acquired through business combinations.
•Merger related indemnification - in fiscal 2024, represents the Company’s current estimate of potential liability to HPE for a tax related indemnification; and in fiscal 2023, represents the Company’s estimate of potential liability to HPE for indemnification following the outcome of the Oracle v. HPE litigation in June 2022. These obligations are related to the HPES merger.
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.(1)
•Impairment losses – non-cash charges associated with the permanent reduction in the value of the Company’s assets (e.g., impairment of goodwill and other long-term assets including fixed assets and impairments to deferred tax assets for discrete changes in valuation allowances). Future discrete reversals of valuation allowances are likewise excluded.(2)
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).

(1) During the first quarter of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $5 million and a gain of $38 million, respectively. During the first quarter of fiscal 2023, the Company also classified certain insignificant businesses as held for sale and recognized a loss of $9 million.

(2) Impairment losses for the first quarter of fiscal 2024 include a $3 million and $4 million impairment charge associated with two strategic investments accounted for within Other income, net and Net income attributable to non-controlling interest, net of tax, respectively.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Tax Adjustments	Non-GAAP Results
Income before income taxes	$78	$20	$1	$89	$11	$5	$3	$—	$207
Income tax expense	36	5	—	21	11	—	1	(3)	71
Net income	42	15	1	68	—	5	2	3	136
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	(4)	—	2
Net income attributable to DXC common stockholders	$36	$15	$1	$68	$—	$5	$6	$3	$134

Effective Tax Rate	46.2%								34.3%

Basic EPS	$0.17	$0.07	$—	$0.32	$—	$0.02	$0.03	$0.01	$0.64
Diluted EPS	$0.17	$0.07	$—	$0.32	$—	$0.02	$0.03	$0.01	$0.63

Weighted average common shares outstanding for:
Basic EPS	210.11	210.11	210.11	210.11	210.11	210.11	210.11	210.11	210.11
Diluted EPS	213.75	213.75	213.75	213.75	213.75	213.75	213.75	213.75	213.75

	Three Months Ended June 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Non-GAAP Results
Income before income taxes	$122	$33	$2	$104	$10	$(29)	$242
Income tax expense	19	8	—	24	2	9	62
Net income	103	25	2	80	8	(38)	180
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—	—	1
Net income attributable to DXC common stockholders	$102	$25	$2	$80	$8	$(38)	$179

Effective Tax Rate	15.6%						25.6%

Basic EPS	$0.44	$0.11	$0.01	$0.34	$0.03	$(0.16)	$0.77
Diluted EPS	$0.43	$0.11	$0.01	$0.34	$0.03	$(0.16)	$0.75

Weighted average common shares outstanding for:
Basic EPS	232.48	232.48	232.48	232.48	232.48	232.48	232.48
Diluted EPS	237.38	237.38	237.38	237.38	237.38	237.38	237.38

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
Total revenue growth	(7.0)%	(10.5)%
Foreign currency	0.7%	5.8%
Acquisition and divestitures	2.7%	2.1%
Organic revenue growth	(3.6)%	(2.6)%

GBS revenue growth	(3.1)%	(6.8)%
Foreign currency	0.8%	5.9%
Acquisition and divestitures	5.6%	3.7%
GBS organic revenue growth	3.3%	2.8%

GIS revenue growth	(10.6)%	(13.5)%
Foreign currency	0.7%	5.8%
Acquisition and divestitures	—%	0.5%
GIS organic revenue growth	(9.9)%	(7.2)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Net income	$42	$103
Income tax expense	36	19
Interest income	(49)	(20)
Interest expense	66	37
EBIT	95	139
Restructuring costs	20	33
Transaction, separation and integration-related costs	1	2
Amortization of acquired intangible assets	89	104
Merger related indemnification	11	10
Loss (gain) on disposition of businesses	5	(29)
Impairment losses	3	—
Adjusted EBIT	$224	$259

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2023, our cash and cash equivalents (“cash”) were $1.6 billion, of which $0.8 billion was held outside of the U.S. As of March 31, 2023, our cash was $1.9 billion, of which $0.7 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.2 billion held by majority-owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change
Net cash provided by (used in):
Operating activities	$127	$163	$(36)
Investing activities	(199)	(192)	(7)
Financing activities	(210)	(394)	184
Effect of exchange rate changes on cash and cash equivalents	—	(50)	50
Cash classified within current assets held for sale	—	10	(10)
Net decrease in cash and cash equivalents	$(282)	$(463)	$181

Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at the end of period	$1,576	$2,209

Operating cash flow

Net cash provided by operating activities was $127 million and $163 million, respectively, during the first quarters of fiscal 2024 and fiscal 2023, reflecting a year-over-year decrease of $36 million. The decrease was primarily due to:

•a decrease in net income, net of adjustments of $109 million.
•a $73 million favorable change in working capital during the first quarter of fiscal 2024 compared to the first quarter fiscal 2023 primarily from improvements in our cash collection cycle.

The following table contains certain key working capital metrics:

	As of
	June 30, 2023	June 30, 2022
Days of sales outstanding in accounts receivable	68	70
Days of purchases outstanding in accounts payable	(48)	(48)
Cash conversion cycle	20	22

Investing cash flow

Net cash used in investing activities was $199 million and $192 million, respectively, during the first quarters of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $7 million. The change was primarily due to:

•a $29 million year-over-year decrease in cash outflows from business dispositions.
•a $27 million year-over-year increase in capital expenditures primarily from software purchased and developed.
•a $9 million year-over-year decrease in cash flows from other net investing activities.

Financing cash flow

Net cash used in financing activities was $210 million and $394 million, respectively, during the first quarters of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $184 million. The lower net cash used in financing activities was primarily due to:

•a $28 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements.
•a $188 million increase in cash inflows from commercial paper borrowings, net of repayments.
•$35 million of higher cash outflows from increased share repurchase activity and related taxes paid on net share settlements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2023	March 31, 2023	Change
Short-term debt and current maturities of long-term debt	$694	$500	$194
Long-term debt, net of current maturities	3,891	3,900	(9)
Total debt	$4,585	$4,400	$185

The $185 million increase in total debt during the first quarter of fiscal 2024 was primarily attributable to the increase in borrowings of commercial paper and an unfavorable foreign currency exchange rate of U.S. dollar against the Euro, partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2023 and June 30, 2022.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper, and bonds. In addition, we currently utilize, and will further utilize accounts receivables, sales facilities, and our cross currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts that require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contracts and is dependent upon our performance as well as customer acceptance.

Our total liquidity of $5.1 billion as of June 30, 2023, includes $1.6 billion of cash and cash equivalents, $3.0 billion of available borrowings under our revolving credit facility, and $500 million of available borrowings under our USD Term Loan.

Share Repurchases

See Note 15 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility we continue to suspend payment of quarterly dividends for fiscal 2024.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, other than as disclosed in Note 4 – “Receivables” and Note 19 – “Commitments and Contingencies”.

Cash Commitments

There have been no material changes, outside the ordinary course of business, to our cash commitments since March 31, 2023. For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended June 30, 2023, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2023 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Our exposure to market risk has not changed materially since March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 19 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2023 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2023, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	3,490,427	$25.09	3,490,427	$387,691,464
May 1, 2023 to May 31, 2023	2,620,194	$24.62	2,620,194	$1,323,191,589
June 1, 2023 to June 30, 2023	4,865,022	$26.33	4,865,022	$1,195,105,317

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. As of March 31, 2023, DXC had approximately $0.5 billion of remaining share repurchases authorized under these approved plans.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 28, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

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

DXC TECHNOLOGY COMPANY

Dated:	August 2, 2023	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer