Form 10-Q
period 2023-09-30
DXC Technology Co
filed 2023-11-02
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
       ☐ Yes  ☒   No

193,643,560 shares of common stock, par value $0.01 per share, were outstanding on October 23, 2023.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2023 and September 30, 2022 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2023 and September 30, 2022 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2023 and September 30, 2022 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2023 and September 30, 2022 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Divestitures	10
Note 3–Earnings Per Share	10
Note 4–Receivables	11
Note 5–Leases	11
Note 6–Fair Value	14
Note 7–Derivative Instruments	15
Note 8–Intangible Assets	18
Note 9–Goodwill	19
Note 10–Debt	20
Note 11–Revenue	21
Note 12–Restructuring Costs	22
Note 13–Pension and Other Benefit Plans	23
Note 14–Income Taxes	23
Note 15–Stockholders’ Equity	25
Note 16–Stock Incentive Plans	25
Note 17–Cash Flows	26
Note 18–Segment Information	27
Note 19–Commitments and Contingencies	30

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$3,436	$3,566	$6,882	$7,273

Costs of services (excludes depreciation and amortization and restructuring costs)	2,633	2,775	5,352	5,705
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	328	324	655	673
Depreciation and amortization	361	380	705	769
Restructuring costs	35	53	55	86
Interest expense	78	44	144	81
Interest income	(53)	(28)	(102)	(48)
Loss on disposition of businesses	2	32	7	3
Other income, net	(76)	(68)	(140)	(172)
Total costs and expenses	3,308	3,512	6,676	7,097

Income before income taxes	128	54	206	176
Income tax expense	29	26	65	45
Net income	99	28	141	131
Less: net income attributable to non-controlling interest, net of tax	—	1	6	2
Net income attributable to DXC common stockholders	$99	$27	$135	$129

Income per common share:
Basic	$0.49	$0.12	$0.66	$0.56
Diluted	$0.49	$0.12	$0.65	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$99	$28	$141	$131
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(40)	(165)	(6)	(341)
Cash flow hedges adjustments, net of tax (2)	4	2	7	2
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	—	(2)	(2)	(4)
Pension and other post-retirement benefit plans, net of tax	—	(2)	(2)	(4)
Other comprehensive loss, net of taxes	(36)	(165)	(1)	(343)
Comprehensive income (loss)	63	(137)	140	(212)
Less: comprehensive (loss) income attributable to non-controlling interest	(1)	(3)	5	(2)
Comprehensive income (loss) attributable to DXC common stockholders	$64	$(134)	$135	$(210)

(1) Tax expense related to foreign currency translation adjustments was $2 and $2 for the three and six months ended September 30, 2023, respectively, and $4 and $9 for the three and six months ended September 30, 2022, respectively.
(2) Tax expense (benefit) related to cash flow hedges adjustments was $1 and $2 for the three and six months ended September 30, 2023, respectively, and $0 and $(1) for the three and six months ended September 30, 2022, respectively.
(3) Tax benefit related to amortization of prior service costs was $1 and $1 for the three and six months ended September 30, 2023, respectively, and $0 and $4 for the three and six months ended September 30, 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,412	$1,858
Receivables and contract assets, net of allowance of $56 and $47	3,146	3,441
Prepaid expenses	559	565
Other current assets	232	255
Assets held for sale	—	5
Total current assets	5,349	6,124
Intangible assets, net of accumulated amortization of $5,751 and $5,670	2,436	2,569
Operating right-of-use assets, net	809	909
Goodwill	530	539
Deferred income taxes, net	542	460
Property and equipment, net of accumulated depreciation of $3,874 and $4,111	1,810	1,979
Other assets	3,229	3,247
Assets held for sale - non-current	4	18
Total Assets	$14,709	$15,845
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	672	500
Accounts payable	618	782
Accrued payroll and related costs	600	569
Current operating lease liabilities	295	317
Accrued expenses and other current liabilities	1,569	1,836
Deferred revenue and advance contract payments	872	1,054
Income taxes payable	98	120
Liabilities related to assets held for sale	—	9
Total current liabilities	4,724	5,187
Long-term debt, net of current maturities	3,791	3,900
Non-current deferred revenue	706	788
Non-current operating lease liabilities	571	648
Non-current income tax liabilities and deferred tax liabilities	581	587
Other long-term liabilities	869	912
Liabilities related to assets held for sale - non-current	—	3
Total Liabilities	11,242	12,025
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 200,789,520 issued as of September 30, 2023 and 218,058,482 issued as of March 31, 2023	2	2
Additional paid-in capital	8,280	9,121
Accumulated deficit	(4,143)	(4,665)
Accumulated other comprehensive loss	(774)	(774)
Treasury stock, at cost, 4,541,145 and 3,333,592 shares as of September 30, 2023 and March 31, 2023	(218)	(187)
Total DXC stockholders’ equity	3,147	3,497
Non-controlling interest in subsidiaries	320	323
Total Equity	3,467	3,820
Total Liabilities and Equity	$14,709	$15,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$141	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719	786
Operating right-of-use expense	181	214
Share-based compensation	47	55
Deferred taxes	(102)	(103)
Gain on dispositions	(39)	(32)
Provision for losses on accounts receivable	2	—
Unrealized foreign currency exchange loss	22	69
Impairment losses and contract write-offs	14	21
Other non-cash charges, net	—	(2)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	223	(185)
Decrease in operating lease liability	(181)	(214)
Decrease in other liabilities	(652)	(365)
Net cash provided by operating activities	375	375

Cash flows from investing activities:
Purchases of property and equipment	(108)	(146)
Payments for transition and transformation contract costs	(110)	(114)
Software purchased and developed	(141)	(110)
Business dispositions	—	51
Proceeds from sale of assets	65	109
Other investing activities, net	10	17
Net cash used in investing activities	(284)	(193)

Cash flows from financing activities:
Borrowings of commercial paper	1,098	710
Repayments of commercial paper	(841)	(657)
Principal payments on long-term debt	—	(1)
Payments on finance leases and borrowings for asset financing	(231)	(274)
Proceeds from stock options and other common stock transactions	—	1
Taxes paid related to net share settlements of share-based compensation awards	(34)	(14)
Repurchase of common stock and advance payment for accelerated share repurchase	(505)	(272)
Other financing activities, net	(8)	(6)
Net cash used in financing activities	(521)	(513)
Effect of exchange rate changes on cash and cash equivalents	(16)	(91)
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(446)	(422)
Cash classified within current assets held for sale	—	10
Net decrease in cash and cash equivalents	(446)	(412)
Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at end of period	$1,412	$2,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2023	210,584	$2	$8,677	$(4,445)	$(739)	$(217)	$3,278	$325	$3,603
Net Income				99			99		99
Other comprehensive loss					(35)		(35)	(1)	(36)
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program(2)	(9,958)		(420)	204			(216)		(216)
Stock option exercises and other common stock transactions	164						—		—
Non-controlling interest distributions and other				(1)			(1)	(4)	(5)
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467

	Three Months Ended September 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2022	232,995	$2	$9,708	$(4,239)	$(563)	$(183)	$4,725	$324	$5,049
Net income				27			27	1	28
Other comprehensive loss					(161)		(161)	(4)	(165)
Share-based compensation expense			25				25		25
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	283						—		—
Non-controlling interest distributions and other				1			1		1
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936

	Six Months Ended September 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				135			135	6	141
Other comprehensive loss							—	(1)	(1)
Share-based compensation expense			45				45		45
Acquisition of treasury stock						(31)	(31)		(31)
Share repurchase program(2)	(20,934)		(886)	388			(498)		(498)
Stock option exercises and other common stock transactions	3,666						—		—
Non-controlling interest distributions and other				(1)			(1)	(8)	(9)
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467

	Six Months Ended September 30, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				129			129	2	131
Other comprehensive loss					(339)		(339)	(4)	(343)
Share-based compensation expense			49				49		49
Acquisition of treasury stock						(12)	(12)		(12)
Share repurchase program	(8,851)	(1)	(374)	109			(266)		(266)
Stock option exercises and other common stock transactions	1,621		1				1		1
Non-controlling interest distributions and other				1			1		1
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936

(1) 4,541,145 treasury shares as of September 30, 2023.
(2) On August 16, 2022, the U.S. Government enacted the Inflation Reduction Act (the “IRA”) into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

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

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the interim unaudited Condensed Consolidated Financial Statements as the “financial statements,” (ii) the Condensed Consolidated Statements of Operations as the “statements of operations,” (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) as the “statements of comprehensive income (loss),” (iv) the Condensed Consolidated Balance Sheets as the “balance sheets,” and (v) the Condensed Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive income (loss) attributable to non-controlling interests are presented separately in the statements of comprehensive income (loss). All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

Recently issued Accounting Standards Updates (“ASUs”) effective after September 30, 2023 are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

During the first six months of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $7 million and $3 million, respectively.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to DXC common stockholders:	$99	$27	$135	$129

Common share information:
Weighted average common shares outstanding for basic EPS	201.72	229.96	205.90	231.21
Dilutive effect of stock options and equity awards	1.34	3.21	3.00	3.72
Weighted average common shares outstanding for diluted EPS	203.06	233.17	208.90	234.93

Earnings per share:
Basic	$0.49	$0.12	$0.66	$0.56
Diluted	$0.49	$0.12	$0.65	$0.55

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock Options	960,455	475,559	924,990	478,128
Restricted Stock Units	1,556,542	2,724,766	1,480,781	2,065,992
Performance Stock Units	1,700,588	1,079,287	35,604	721,803

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	September 30, 2023	March 31, 2023
Beginning balance	$47	$55
Provisions for losses on accounts receivable	2	(1)
Other adjustments to allowance and write-offs	7	(7)
Ending balance	$56	$47

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of September 30, 2023, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 28, 2023 extending the termination date to July 26, 2024.

As of September 30, 2023, the total availability under the Receivables Facility was $384 million and the amount sold to the Purchasers was $378 million, which was derecognized from the Company’s balance sheet. As of September 30, 2023, the Company recorded an asset of $6 million within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

Note 5 – Leases

The Company has operating and finance leases for data centers, corporate offices, and certain equipment. Its leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$91	$108	$181	$214
Short-term lease cost	9	11	16	19
Variable lease cost	16	17	31	39
Sublease income	(6)	(6)	(10)	(10)
Total operating costs	$110	$130	$218	$262

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Six Months Ended
(in millions)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$181	$214
ROU assets obtained in exchange for operating lease liabilities(1)	$95	$117

(1) Net of $557 million and $521 million in lease modifications and terminations during the first six months of fiscal 2024 and 2023, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2023	March 31, 2023
ROU operating lease assets	Operating right-of-use assets, net	$809	$909

Operating lease liabilities	Current operating lease liabilities	$295	$317
Operating lease liabilities	Non-current operating lease liabilities	571	648
Total operating lease liabilities		$866	$965

The weighted-average operating lease term was 4.0 years and 3.9 years as of September 30, 2023 and March 31, 2023, respectively. The weighted-average operating lease discount rate was 4.4% and 3.9% as of September 30, 2023 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Operating lease payments	$169	$285	$196	$112	$89	$103	$954
Less: imputed interest							(88)
Total operating lease liabilities							$866

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization of right-of-use assets	$37	$55	$79	$116
Interest on lease liabilities	3	4	7	9
Total finance lease expense	$40	$59	$86	$125

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Interest paid for finance lease liabilities – Operating cash flows	$7	$9
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	124	168
Total cash paid in the measurement of finance lease obligations	$131	$177

Capital expenditures through finance lease obligations(1)	$41	$44

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2023	March 31, 2023
ROU finance lease assets	Property and Equipment, net	$327	$424

Finance lease	Short-term debt and current maturities of long-term debt	$196	$215
Finance lease	Long-term debt, net of current maturities	259	287
Total finance lease liabilities(1)		$455	$502

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.9 years as of September 30, 2023 and March 31, 2023, respectively. The weighted-average finance lease discount rate was 3.8% and 3.4% as of September 30, 2023 and March 31, 2023, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Finance lease payments	$108	$173	$110	$64	$21	$4	$480
Less: imputed interest							(25)
Total finance lease liabilities							$455

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

	Fair Value Hierarchy
(in millions)	September 30, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$32	$32	$—	$—
Time deposits(1)	136	136	—	—
Other securities(2)	46	—	44	2
Total assets	$214	$168	$44	$2

	March 31, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$75	$75	$—	$—
Time deposits(1)	37	37	—	—
Other securities(2)	48	—	46	2
Total assets	$160	$112	$46	$2

Liabilities:
Contingent consideration(3)	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $51 million and $52 million as of September 30, 2023 and March 31, 2023, respectively. For the periods presented, gains and losses are insignificant and are included in other income, net in the Company’s statements of operations.
(3) During the first six months of fiscal 2024, the Company completed the payment for its contingent consideration obligation.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2023 and March 31, 2023 were $889 million and $842 million, respectively. As of September 30, 2023, the related forecasted transactions extend through September 2025.

During the three and six months ended September 30, 2023 and September 30, 2022, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of September 30, 2023, $1 million of the existing amount of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2023 and March 31, 2023 were $2.4 billion and $2.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	For the Three Months Ended		For the Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign currency remeasurement (1)	$25	$40	$21	$76
Undesignated foreign currency forward contracts (2)	(26)	(41)	(30)	(79)
Total - Foreign currency gain	$(1)	$(1)	$(9)	$(3)

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

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2023	March 31, 2023
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$9	$6
	Accrued expenses and other current liabilities	$6	$13

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$35	$15
	Accrued expenses and other current liabilities	$13	$16

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2023, there were six counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $21 million.

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

As of September 30, 2023 and March 31, 2023, DXC had $265 million and $272 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2023, the pre-tax gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $8 million and $7 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2023			As of March 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,993	$3,205	$788	$4,009	$3,290	$719
Customer related intangible assets	3,887	2,409	1,478	3,927	2,260	1,667
Other intangible assets	307	137	170	303	120	183
Total intangible assets	$8,187	$5,751	$2,436	$8,239	$5,670	$2,569

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Intangible asset amortization	$195	$198	$378	$397
Transition and transformation contract cost amortization(1)	54	53	102	105
Total amortization expense	$249	$251	$480	$502

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of September 30, 2023 is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$402
2025	656
2026	588
2027	406
2028	170
Thereafter	214
Total	$2,436

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2023.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2023, net	$539	$—	$539

Foreign currency translation	(9)	—	(9)
Balance as of September 30, 2023, net	$530	$—	$530

Goodwill, gross	5,020	5,066	10,086
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of September 30, 2023, net	$530	$—	$530

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

The Company concluded that, as a result of its qualitative assessment performed on July 1, 2023, it remained more likely than not that the fair value of the GBS reporting unit exceeds its carrying amount.

As of September 30, 2023, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2023.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	9/30/2023(1)	3/31/2023(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	4.08% - 4.33%	2024	$348	$109
Current maturities of long-term debt	Various	2024 - 2025	128	176
Current maturities of finance lease liabilities	0.00% - 14.59%	2024 - 2025	196	215
Short-term debt and current maturities of long-term debt			$672	$500

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	687	704
$700 million Senior notes	1.80%	2027	696	696
€750 million Senior notes	0.45%	2028	790	810
$650 million Senior notes	2.375%	2029	646	645
€600 million Senior notes	0.95%	2032	630	646
Finance lease liabilities	0.00% - 14.59%	2024 - 2029	455	502
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2024 - 2029	209	285
Other borrowings	Various	2024	2	3
Long-term debt			4,115	4,291
Less: current maturities			324	391
Long-term debt, net of current maturities			$3,791	$3,900

(1)The carrying amounts of the senior notes as of September 30, 2023 and March 31, 2023, include the remaining principal outstanding of $3,468 million and $3,523 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $19 million and $22 million, respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in £ and $.

Term Loan

During the second quarter of fiscal 2023, the Company entered into a $500 million term loan credit agreement (as amended, the “USD Term Loan”) with certain unaffiliated financial institutions. The USD Term Loan was required to be drawn down by September 1, 2023. The Company did not draw on the USD Term Loan and the facility has been terminated during the second quarter of fiscal 2024.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.1 billion and $3.3 billion as of September 30, 2023 and March 31, 2023, respectively, compared with carrying value of $3.7 billion and $3.8 billion as of September 30, 2023 and March 31, 2023, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$1,002	$1,093	$2,004	$2,224
United Kingdom	460	452	925	925
Other Europe	1,051	1,064	2,115	2,202
Australia	330	371	672	762
Other International	593	586	1,166	1,160
Total Revenues	$3,436	$3,566	$6,882	$7,273

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of September 30, 2023, approximately $18.5 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 24% of these remaining performance obligations in fiscal 2024, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	September 30, 2023	March 31, 2023
Trade receivables, net	$2,081	$2,269
Contract assets	$377	$366
Contract liabilities	$1,578	$1,842

Change in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2023	September 30, 2022
Balance, beginning of period	$1,842	$1,915
Deferred revenue	873	1,075
Recognition of deferred revenue	(1,085)	(1,145)
Currency translation adjustment	(23)	(168)
Other	(29)	(21)
Balance, end of period	$1,578	$1,656

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	September 30, 2023	March 31, 2023
Accrued expenses and other current liabilities	$60	$105
Other long-term liabilities	15	22
Total	$75	$127

Summary of Restructuring Plans

Fiscal 2024 Plan

During fiscal 2024, management approved global cost savings initiatives designed to better align the Company’s facilities and data centers (the “Fiscal 2024 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2023	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2023
Fiscal 2024 Plan
Workforce Reductions	$—	$—	$—	$—	$—	$—
Facilities Costs	—	34	(27)	(1)	—	6
	—	34	(27)	(1)	—	6
Fiscal 2023 Plan
Workforce Reductions	$79	$2	$—	$(43)	$—	$38
Facilities Costs	1	14	(4)	(11)	1	1
	80	16	(4)	(54)	1	39
Other Prior Year and Acquired Plans
Workforce Reductions	$45	$(1)	$—	$(14)	$(1)	$29
Facilities Costs	2	6	(1)	(6)	—	1
	47	5	(1)	(20)	(1)	30
Total	$127	$55	$(32)	$(75)	$—	$75

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for the six months ended September 30, 2023 is $14 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service cost	$15	$18	$30	$37
Interest cost	77	63	156	130
Expected return on assets	(112)	(122)	(226)	(254)
Amortization of prior service costs	(1)	(2)	(3)	(4)
Recognition of actuarial loss	—	1	—	1
Net periodic pension income	$(21)	$(42)	$(43)	$(90)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 22.7% and 48.1% for the three months ended September 30, 2023 and September 30, 2022, respectively, and 31.6% and 25.6% for the six months ended September 30, 2023 and September 30, 2022, respectively. For the three and six months ended September 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit. For the three months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax impact of business divestitures. For the six months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, tax impact of business divestitures, U.S. tax on foreign income, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $471 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $16 million tax indemnification receivable related to uncertain tax positions, a $52 million tax indemnification receivable related to other tax payables, and a $91 million tax indemnification payable related to other tax receivables.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $17 million tax indemnification receivable from Perspecta related to other tax receivables and a $6 million tax indemnification payable to Perspecta related to income tax and other tax payables.

In connection with the sale of its healthcare provider software business (“HPS”), the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense and cash tax payments of approximately $491 million (including estimated interest and penalties) for the unreserved portion of these items if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During the first six months of fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2020 to September 30, 2024. The Company expects to reach resolution for fiscal and tax return years 2009 through 2020 no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended September 30, 2023, the Company’s liability for uncertain tax positions increased by $2 million (excluding interest and penalties and related tax attributes) primarily due to the benefit of U.S. research and development income tax credits. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $14 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the six months ended September 30, 2023 and September 30, 2022 are shown below:

	Fiscal 2024			Fiscal 2023
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	10,975,643	$25.53	$280	8,850,912	$30.09	$266
2nd Quarter	9,958,585	$21.50	214	—	$—	—
Total	20,934,228	$23.61	$494	8,850,912	$30.09	$266

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive income before reclassifications	(5)	5	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Balance at September 30, 2023	$(990)	$—	$216	$(774)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive loss before reclassifications	(337)	11	—	(326)
Amounts reclassified from accumulated other comprehensive loss	—	(9)	(4)	(13)
Balance at September 30, 2022	$(988)	$12	$252	$(724)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	7,449,379	$37.11	147,487	$35.80
Granted	5,105,366	$25.16	124,000	$19.35
Settled	(3,918,850)	$23.48	(69,189)	$31.68
Canceled/Forfeited	(718,992)	$43.13	—	$—
Outstanding as of September 30, 2023	7,916,903	$35.29	202,298	$27.13

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total share-based compensation cost	$24	$27	$47	$55
Related income tax benefit	$4	$3	$7	$6

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2023	September 30, 2022
Cash paid for:
Interest	$135	$74
Taxes on income, net of refunds (1)	$235	$230

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$95	$117
Assets acquired under long-term financing	$4	$37
Investing:
Capital expenditures in accounts payable and accrued expenses	$96	$—
Capital expenditures through finance lease obligations	$41	$44
Assets acquired under long-term financing	$27	$6
Financing:
Shares repurchased but not settled in cash (3)	$9	$—

(1) Income tax refunds were $18 million and $30 million for the six months ended September 30, 2023 and September 30, 2022, respectively.
(2) Net of $557 million and $521 million in lease modifications and terminations during the first six months of fiscal 2024 and 2023, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2023
Revenues	$1,709	$1,727	$3,436	$—	$3,436
Segment profit	$213	$101	$314	$(63)	$251
Depreciation and amortization(1)	$49	$197	$246	$26	$272

Three Months Ended September 30, 2022
Revenues	$1,713	$1,853	$3,566	$—	$3,566
Segment profit	$218	$114	$332	$(63)	$269
Depreciation and amortization(1)	$40	$216	$256	$23	$279

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2023
Revenues	$3,412	$3,470	$6,882	$—	$6,882
Segment profit	$405	$192	$597	$(122)	$475
Depreciation and amortization(1)	$94	$381	$475	$52	$527

Six Months Ended September 30, 2022
Revenues	$3,471	$3,802	$7,273	$—	$7,273
Segment profit	$428	$241	$669	$(141)	$528
Depreciation and amortization(1)	$81	$434	$515	$49	$564

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $89 million and $101 million for the three months ended September 30, 2023 and 2022, respectively, and $178 million and $205 million for the six months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Profit
Total profit for reportable segments	$314	$332	$597	$669
All other loss	(63)	(63)	(122)	(141)
Subtotal	$251	$269	$475	$528
Interest income	53	28	102	48
Interest expense	(78)	(44)	(144)	(81)
Restructuring costs	(35)	(53)	(55)	(86)
Transaction, separation and integration-related costs	(3)	(4)	(4)	(6)
Amortization of acquired intangible assets	(89)	(101)	(178)	(205)
Merger related indemnification	(2)	—	(13)	(10)
SEC Matter	—	(8)	—	(8)
Gains (losses) on dispositions	33	(32)	28	(3)
Impairment losses	(2)	—	(5)	—
Pension and OPEB actuarial and settlement losses	—	(1)	—	(1)
Income before income taxes	$128	$54	$206	$176
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of September 30, 2023 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2024	$349
2025	616
2026	536
2027	119
2028	75
Thereafter	23
Total	$1,718

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

In December 2020, Plaintiffs filed a motion for preliminary certification of the collective action, which Defendants opposed. In April 2021, the court granted Plaintiffs’ motion for preliminary certification and lifted the previously imposed stay of the action. In November 2021, notice was sent to putative members of the ADEA collectives regarding participation in the case. In February 2022, the notice period closed. In September 2023, the parties entered into a settlement agreement to resolve the matter and submitted it to the District Court for approval. In October 2023, the District Court entered an order preliminarily approving the proposed settlement.

Securities Litigation: Previously disclosed securities litigation matters have been dismissed, with one case remaining, in the Superior Court of the State of California.

On August 20, 2019, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against the Company, directors of the Company, and a former officer of the Company, among other defendants. The action asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s prospects and expected performance. The putative class of plaintiffs includes former shareholders of Computer Sciences Corporation (“CSC”) who exchanged their CSC shares for the Company’s common stock pursuant to the offering documents filed with the Securities and Exchange Commission in connection with the April 2017 transaction that formed DXC.

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. A hearing on Plaintiffs’ motion for class certification is scheduled for January 2024. The case is otherwise in discovery.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
•our inability to compete in certain markets and expand our capacity in certain offshore locations and risks associated with such offshore locations, such as the on-going conflict between Russia and Ukraine and the conflict between Israel and Hamas;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2024 and our financial condition as of September 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2024 and fiscal 2023. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key metrics for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.4 billion, down 3.6% compared to prior year period, and down 3.6% on an organic basis;
•Diluted earnings per share of $0.49, compared to $0.12 in the second quarter of fiscal 2023; adjusted diluted earnings per share of $0.70, compared to $0.75 in the second quarter of fiscal 2023, a decrease of 6.7%;
•Fiscal 2024 operating cash flow of $375 million, less capital expenditures of $359 million, resulted in free cash flow of $16 million;
•Returned $214 million to shareholders through share repurchases in the second quarter of fiscal 2024.

Results of Operations for the Second Quarter and First Six Months of Fiscal 2024 and Fiscal 2023

Revenues

Our revenue by geography and operating segment are provided below:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2023	September 30, 2022	Percentage Change	Constant Currency September 30, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,002	$1,093	(8.3)%	$1,002	(8.3)%
U.K.	460	452	1.8%	427	(5.5)%
Other Europe	1,051	1,064	(1.2)%	992	(6.8)%
Australia	330	371	(11.1)%	344	(7.3)%
Other International	593	586	1.2%	603	2.9%
Total Revenues	$3,436	$3,566	(3.6)%	$3,368	(5.6)%

Operating Segments
GBS	$1,709	$1,713	(0.2)%	$1,683	(1.8)%
GIS	1,727	1,853	(6.8)%	1,685	(9.1)%
Total Revenues	$3,436	$3,566	(3.6)%	$3,368	(5.6)%

	Six Months Ended			Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	Percentage Change	Constant Currency September 30, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$2,004	$2,224	(9.9)%	$2,004	(9.9)%
U.K.	925	925	0.0%	893	(3.5)%
Other Europe	2,115	2,202	(4.0)%	2,037	(7.5)%
Australia	672	762	(11.8)%	709	(7.0)%
Other International	1,166	1,160	0.5%	1,199	3.4%
Total Revenues	$6,882	$7,273	(5.4)%	$6,842	(5.9)%

Operating Segments
GBS	$3,412	$3,471	(1.7)%	$3,401	(2.0)%
GIS	3,470	3,802	(8.7)%	3,441	(9.5)%
Total Revenues	$6,882	$7,273	(5.4)%	$6,842	(5.9)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the second quarter of fiscal 2024, our total revenue was $3.4 billion, a decrease of $130 million or 3.6%, compared to the same period a year ago. The 3.6% decrease against the comparative period includes a 2.0% favorable foreign currency exchange rate impact, a 2.0% decline in revenue from the disposition of certain businesses, and a 3.6% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the first six months of fiscal 2024, our total revenue was $6.9 billion, a decrease of $391 million or 5.4%, as compared to the same period a year ago. The 5.4% decrease against the comparative period includes a 0.5% favorable foreign currency exchange rate impact, a 2.3% decline in revenue from the disposition of certain businesses, and a 3.6% decline in organic revenue.

The favorable foreign currency exchange rate impact is primarily driven by the weakening of the U.S. dollar against the Euro and British Pound.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Global Business Services

For the second quarter of fiscal 2024, GBS revenue was $1.7 billion, a decrease of $4 million or 0.2%, as compared to the same period a year ago. The 0.2% decrease against the comparative period includes a 4.2% decline in revenue from the disposition of certain businesses, partially offset by 2.4% organic revenue growth from additional services provided to new and existing customers and a 1.6% favorable foreign currency exchange rate impact.

For the first six months of fiscal 2024, GBS revenue was $3.4 billion, a decrease of $59 million or 1.7%, as compared to the same period a year ago. The 1.7% decrease against the comparative period includes a 4.8% decline in revenue from the disposition of certain businesses, partially offset by 2.8% organic revenue growth from additional services provided to new and existing customers, and a 0.3% favorable foreign currency exchange rate impact.

Global Infrastructure Services

For the second quarter of fiscal 2024, our GIS revenue was $1.7 billion, a decrease of $126 million or 6.8%, as compared to the same period a year ago. The 6.8% decrease against the comparative period includes a 9.1% decline in organic revenue from project completions and lower resale revenue, partially offset by a 2.3% favorable foreign currency exchange rate impact.

For the first six months of fiscal 2024, our GIS revenue was $3.5 billion, a decrease of $332 million or 8.7%, as compared to the same period a year ago. The 8.7% decrease against the comparative period includes a 9.5% decline in organic revenue from project completions and lower resale revenue, partially offset by a 0.8% favorable foreign currency exchange rate impact.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Costs of services	$2,633	$2,775	$(142)	(5.1)%	$5,352	$5,705	$(353)	(6.2)%
Selling, general and administrative	328	324	4	1.2%	655	673	(18)	(2.7)%
Depreciation and amortization	361	380	(19)	(5.0)%	705	769	(64)	(8.3)%
Restructuring costs	35	53	(18)	(34.0)%	55	86	(31)	(36.0)%
Interest expense	78	44	34	77.3%	144	81	63	77.8%
Interest income	(53)	(28)	(25)	89.3%	(102)	(48)	(54)	112.5%
Loss on disposition of businesses	2	32	(30)	(93.8)%	7	3	4	133.3%
Other income, net	(76)	(68)	(8)	11.8%	(140)	(172)	32	(18.6)%
Total Costs and Expenses	$3,308	$3,512	$(204)	(5.8)%	$6,676	$7,097	$(421)	(5.9)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.6 billion and $5.4 billion for the second quarter and first six months of fiscal 2024, respectively, a decrease of $142 million and $353 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in expense against both comparative periods was primarily due to a decrease in costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts, partially offset by an unfavorable foreign currency exchange rate impact of $52 million and $29 million, respectively, for the second quarter and first six months of fiscal 2024.

Gross margin (Revenues less COS as a percentage of revenue) was 23.4% and 22.2% for the second quarter and first six months of fiscal 2024, respectively, an increase of 1.2% and 0.6% against the comparative period.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $328 million and $655 million for the second quarter and first six months of fiscal 2024, respectively, an increase of $4 million and a decrease of $18 million, respectively, as compared to the same periods of the prior fiscal year.

The $4 million increase in expense for the second quarter of fiscal 2024 was primarily due to an increase in professional services and other vendor-related expenses, partially offset by reductions in payroll related expenses.

The $18 million decrease in expense for the first six months of fiscal 2024 was primarily due to reductions in payroll related expenses, partially offset by an increase in professional services and other vendor-related expenses.

Depreciation and Amortization

Depreciation expense was $112 million and $225 million for the second quarter and first six months of fiscal 2024, respectively, a decrease of $17 million and $42 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in depreciation expense against both comparative periods was primarily due to lower average net property and equipment balances.

Amortization expense was $249 million and $480 million for the second quarter and first six months of fiscal 2024, respectively, a decrease of $2 million and $22 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in amortization expense against both comparative periods was primarily due to lower software amortization.

Restructuring Costs

During fiscal 2024, management approved global cost savings initiatives designed to better align our facility and data center requirements. During the second quarter and first six months of fiscal 2024, total restructuring costs recorded, net of reversals, were $35 million and $55 million, respectively, a decrease of $18 million and $31 million, respectively, as compared to the same periods of the prior fiscal year.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $25 million and $42 million for the second quarter and first six months of fiscal 2024, respectively, an increase of $9 million as compared to both periods of the prior fiscal year.

The increase in net interest expense against both comparative periods was primarily due to higher interest rates globally that increased interest expense from securitization and commercial paper, partially offset by higher income from cash deposits.

Loss on Disposition of Businesses

During the first six months of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses that resulted in a loss of $7 million and $3 million, respectively.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses.

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Non-service cost components of net periodic pension income	$(36)	$(60)	$(73)	$(127)
Foreign currency gain	(1)	(1)	(9)	(3)
Gain on sale of assets	(6)	(8)	(27)	(46)
Other (gain) loss	(33)	1	(31)	4
Total	$(76)	$(68)	$(140)	$(172)
Other income, net, was $76 million for the second quarter of fiscal 2024, an increase of $8 million against the comparative period. Other income, net, was $140 million for the first six months of fiscal 2024, a decrease of $32 million against the comparative period. The change against the comparative period was primarily due to:
•net periodic pension income decreased by $24 million and $54 million primarily due to changes in expected returns on assets and other actuarial assumptions.
•foreign currency gains were immaterially different and increased by $6 million, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•a decrease in gains from sales of assets of $2 million and $19 million; and
•an increase in other gains of $34 million and $35 million, primarily from the sale of a strategic investment in the second quarter of fiscal 2024.

Taxes

Our effective tax rate (“ETR”) was 22.7% and 48.1% for the three months ended September 30, 2023 and September 30, 2022, respectively, and 31.6% and 25.6% for the six months ended September 30, 2023 and September 30, 2022, respectively. For the three and six months ended September 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit. For the three months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax impact of business divestitures. For the six months ended September 30, 2022, the primary drivers of the ETR were the global mix of income, tax impact of business divestitures, U.S. tax on foreign income, and a decrease in unrecognized tax benefits due to income tax audit settlements and statute of limitation expirations.

Earnings Per Share

Diluted EPS for the second quarter and first six months of fiscal 2024 was $0.49 and $0.65, respectively, an increase of $0.37 and $0.10, respectively, as compared to the same periods of the prior fiscal year. The increase in diluted EPS against both comparative periods was primarily due to increases in net income attributable to DXC common stockholders and lower weighted average share counts from the Company’s share repurchases.

Diluted EPS for the second quarter of fiscal 2024 includes $0.13 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.34 per share of amortization of acquired intangible assets, $(0.11) per share of net gains on dispositions, $0.01 per share of impairment losses, and $(0.17) per share of tax adjustments.

Diluted EPS for the first six months of fiscal 2024 includes $0.20 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.66 per share of amortization of acquired intangible assets, $(0.09) per share of net gains on dispositions, $0.04 per share of impairment losses, and $(0.15) per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Income before income taxes	$128	$54	$74	137.0%	$206	$176	$30	17.0%
Non-GAAP income before income taxes	$226	$253	$(27)	(10.7)%	$433	$495	$(62)	(12.5)%
Net income	$99	$28	$71	253.6%	$141	$131	$10	7.6%
Adjusted EBIT	$251	$269	$(18)	(6.7)%	$475	$528	$(53)	(10.0)%

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
•Merger related indemnification – in fiscal 2024, represents the Company’s current estimate of potential liability to HPE for a tax related indemnification; and in fiscal 2023, represents the Company’s estimate of potential liability to HPE for indemnification following the outcome of the Oracle v. HPE litigation in June 2022. These obligations are related to the HPES merger.
•SEC Matter - represents the Company’s liability related to a previously disclosed investigation into its historical determination and disclosure of certain “transaction, separation, and integration-related costs” as part of the Company’s non-GAAP adjustments.
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

(1)During the first six months of fiscal 2024, the Company sold insignificant businesses and a strategic investment that resulted in a net gain of $28 million. During the first six months of fiscal 2023, the Company sold insignificant businesses that resulted in a net loss of $3 million.

(2)Impairment losses on dispositions for the second quarter and first six months of fiscal 2024 include a $2 million and a $5 million, respectively, of charges associated with certain strategic investments accounted for within Other income, net. Impairment losses on dispositions for the first quarter of fiscal 2024 included $4 million of Net income attributable to non-controlling interest, net of tax.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$128	$35	$3	$89	$2	$(33)	$2	$—	$226
Income tax expense	29	8	1	19	1	(10)	—	35	83
Net income	99	27	2	70	1	(23)	2	(35)	143
Less: net income attributable to non-controlling interest, net of tax	—	—	—	—	—	—	—	—	—
Net income attributable to DXC common stockholders	$99	$27	$2	$70	$1	$(23)	$2	$(35)	$143

Effective Tax Rate	22.7%								36.7%

Basic EPS	$0.49	$0.13	$0.01	$0.35	$0.00	$(0.11)	$0.01	$(0.17)	$0.71
Diluted EPS	$0.49	$0.13	$0.01	$0.34	$0.00	$(0.11)	$0.01	$(0.17)	$0.70

Weighted average common shares outstanding for:
Basic EPS	201.72	201.72	201.72	201.72	201.72	201.72	201.72	201.72	201.72
Diluted EPS	203.06	203.06	203.06	203.06	203.06	203.06	203.06	203.06	203.06

	Six Months Ended September 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$206	$55	$4	$178	$13	$(28)	$5	$—	$433
Income tax expense	65	13	1	40	12	(10)	1	32	154
Net income	141	42	3	138	1	(18)	4	(32)	279
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	(4)	—	2
Net income attributable to DXC common stockholders	$135	$42	$3	$138	$1	$(18)	$8	$(32)	$277

Effective Tax Rate	31.6%								35.6%

Basic EPS	$0.66	$0.20	$0.01	$0.67	$0.00	$(0.09)	$0.04	$(0.16)	$1.35
Diluted EPS	$0.65	$0.20	$0.01	$0.66	$0.00	$(0.09)	$0.04	$(0.15)	$1.33

Weighted average common shares outstanding for:
Basic EPS	205.90	205.90	205.90	205.90	205.90	205.90	205.90	205.90	205.90
Diluted EPS	208.90	208.90	208.90	208.90	208.90	208.90	208.90	208.90	208.90

	Three Months Ended September 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	SEC Matter	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$54	$53	$4	$101	$8	32	$1	$253
Income tax expense	26	10	1	18	1	22	—	78
Net income	28	43	3	83	7	10	1	175
Less: net income attributable to non-controlling interest, net of tax	1	—	—	—	—	—	—	1
Net income attributable to DXC common stockholders	$27	$43	$3	$83	$7	$10	$1	$174

Effective Tax Rate	48.1%							30.8%

Basic EPS	$0.12	$0.19	$0.01	$0.36	$0.03	$0.04	$0.00	$0.76
Diluted EPS	$0.12	$0.18	$0.01	$0.36	$0.03	$0.04	$0.00	$0.75

Weighted average common shares outstanding for:
Basic EPS	229.96	229.96	229.96	229.96	229.96	229.96	229.96	229.96
Diluted EPS	233.17	233.17	233.17	233.17	233.17	233.17	233.17	233.17

	Six Months Ended September 30, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related indemnification	SEC Matter	Gains and Losses on Dispositions	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$176	$86	$6	$205	$10	$8	$3	$1	$495
Income tax expense	45	18	1	42	2	1	31	—	140
Net income	131	68	5	163	8	7	(28)	1	355
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$129	$68	$5	$163	$8	$7	$(28)	$1	$353

Effective Tax Rate	25.6%								28.3%

Basic EPS	$0.56	$0.29	$0.02	$0.70	$0.03	$0.03	$(0.12)	$0.00	$1.53
Diluted EPS	$0.55	$0.29	$0.02	$0.69	$0.03	$0.03	$(0.12)	$0.00	$1.50

Weighted average common shares outstanding for:
Basic EPS	231.21	231.21	231.21	231.21	231.21	231.21	231.21	231.21	231.21
Diluted EPS	234.93	234.93	234.93	234.93	234.93	234.93	234.93	234.93	234.93

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenue growth	(3.6)%	(11.4)%	(5.4)%	(11.0)%
Foreign currency	(2.0)%	7.4%	(0.5)%	6.7%
Acquisition and divestitures	2.0%	2.5%	2.3%	2.2%
Organic revenue growth	(3.6)%	(1.5)%	(3.6)%	(2.1)%

GBS revenue growth	(0.2)%	(8.5)%	(1.7)%	(7.7)%
Foreign currency	(1.6)%	7.4%	(0.3)%	6.7%
Acquisition and divestitures	4.2%	4.5%	4.8%	4.1%
GBS organic revenue growth	2.4%	3.4%	2.8%	3.1%

GIS revenue growth	(6.8)%	(14.0)%	(8.7)%	(13.7)%
Foreign currency	(2.3)%	7.5%	(0.8)%	6.6%
Acquisition and divestitures	—%	0.7%	—%	0.6%
GIS organic revenue growth	(9.1)%	(5.8)%	(9.5)%	(6.5)%

Reconciliations of net income (loss) to adjusted EBIT are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$99	$28	$141	$131
Income tax expense	29	26	65	45
Interest income	(53)	(28)	(102)	(48)
Interest expense	78	44	144	81
EBIT	153	70	248	209
Restructuring costs	35	53	55	86
Transaction, separation and integration-related costs	3	4	4	6
Amortization of acquired intangible assets	89	101	178	205
Merger related indemnification	2	—	13	10
SEC Matter	—	8	—	8
(Gains) losses on dispositions	(33)	32	(28)	3
Impairment losses	2	—	5	—
Pension and OPEB actuarial and settlement losses	—	1	—	1
Adjusted EBIT	$251	$269	$475	$528

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2023, our cash and cash equivalents (“cash”) were $1.4 billion, of which $0.7 billion was held outside of the U.S. As of March 31, 2023, our cash was $1.9 billion, of which $0.7 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.1 billion held by majority-owned consolidated subsidiaries where third-parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change
Net cash provided by (used in):
Operating activities	$375	$375	$—
Investing activities	(284)	(193)	(91)
Financing activities	(521)	(513)	(8)
Effect of exchange rate changes on cash and cash equivalents	(16)	(91)	75
Cash classified within current assets held for sale	—	10	(10)
Net decrease in cash and cash equivalents	$(446)	$(412)	$(34)

Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at the end of period	$1,412	$2,260

Operating cash flow

Net cash provided by operating activities during the first six months of fiscal 2024 of $375 million was flat as compared to the first six months of the prior fiscal year. Operating cash flow against the comparative period included:

•a decrease in net income, net of adjustments of $154 million;
•offset by a $154 million favorable change in working capital.

The following table contains certain key working capital metrics:

	Three Months Ended
	September 30, 2023	September 30, 2022
Days of sales outstanding in accounts receivable	65	70
Days of purchases outstanding in accounts payable	(44)	(55)
Cash conversion cycle	21	15

Investing cash flow

Net cash used in investing activities was $284 million and $193 million, respectively, during the first six months of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $91 million. The change against the comparative period was primarily due to:

•a decrease in proceeds from sales of assets and business dispositions of $44 million and $51 million, respectively;
•a decrease in cash flows from other net investing activities of $7 million;
•partially offset by an $11 million decrease in capital expenditures.

Financing cash flow

Net cash used in financing activities was $521 million and $513 million, respectively, during the first six months of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $8 million. The change against the comparative period was primarily due to:

•a $254 million increase in cash used for share repurchase activity and related taxes paid on net share settlements; partially offset by
•a $203 million increase in cash inflows from commercial paper borrowings, net of repayments and other financing activities; and
•a $43 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2023	March 31, 2023
Short-term debt and current maturities of long-term debt	$672	$500
Long-term debt, net of current maturities	3,791	3,900
Total debt	$4,463	$4,400

The $63 million increase in total debt during the first six months of fiscal 2024 was primarily attributable to the increase in borrowings of commercial paper partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions and a favorable foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2023 and September 30, 2022.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper, term loans, and bonds. In addition, we currently utilize, and further utilize accounts receivables, sales facilities, and our cross-currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts that require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contracts and is dependent upon our performance as well as customer acceptance.

Our total liquidity of $4.4 billion as of September 30, 2023, includes $1.4 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility. On November 1, 2023, the Company extended the term and increased its available borrowings under our revolving credit facility to $3.2 billion.

Share Repurchases

See Note 15 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2024.

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

For our minimum purchase cash commitments as of September 30, 2023, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended September 30, 2023, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2023 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 19 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2023 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2023, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	1,441,799	$27.74	1,441,799	$1,155,108,589
August 1, 2023 to August 31, 2023	5,604,720	$20.36	5,604,720	$1,041,023,618
September 1, 2023 to September 30, 2023	2,912,066	$20.60	2,912,066	$981,025,570

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board of Directors with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board of Directors approved an incremental $2.0 billion share repurchase authorization. During the first six months of fiscal 2024, DXC completed the remaining share repurchases under the above authorizations.

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

See Note 15 - "Stockholders’ Equity" for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 28, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (filed August 3, 2023) (file no. 001-38033))

10.2*
Sixteenth Amendment to the Receivables Purchase Agreement dated as of September 27, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.3*
First Incremental Assumption Agreement dated as of November 1, 2023, which supplements that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.

10.4*	Separation Agreement with Kenneth Sharp dated May 16, 2023
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    * Filed herewith
    ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	November 1, 2023	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer