Form 10-Q
period 2023-12-31
DXC Technology Co
filed 2024-02-02
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
       ☐ Yes  ☒   No

182,870,646 shares of common stock, par value $0.01 per share, were outstanding on January 22, 2024.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2023 and December 31, 2022 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2023 and December 31, 2022 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2023 and December 31, 2022 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2023 and December 31, 2022 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Divestitures	9
Note 3–Earnings Per Share	9
Note 4–Receivables	10
Note 5–Leases	10
Note 6–Fair Value	13
Note 7–Derivative Instruments	14
Note 8–Intangible Assets	17
Note 9–Goodwill	18
Note 10–Debt	19
Note 11–Revenue	20
Note 12–Restructuring Costs	21
Note 13–Pension and Other Benefit Plans	22
Note 14–Income Taxes	22
Note 15–Stockholders’ Equity	24
Note 16–Stock Incentive Plans	24
Note 17–Cash Flows	25
Note 18–Segment Information	26
Note 19–Commitments and Contingencies	29

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Revenues	$3,399	$3,566	$10,281	$10,839

Costs of services (excludes depreciation and amortization and restructuring costs)	2,636	2,799	7,988	8,504
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	294	315	949	988
Depreciation and amortization	350	375	1,055	1,144
Restructuring costs	36	49	91	135
Interest expense	78	56	222	137
Interest income	(56)	(41)	(158)	(89)
(Gain) loss on disposition of businesses	(103)	9	(96)	12
Other income, net	(48)	(98)	(188)	(270)
Total costs and expenses	3,187	3,464	9,863	10,561

Income before income taxes	212	102	418	278
Income tax expense	72	41	137	86
Net income	140	61	281	192
Less: net (loss) income attributable to non-controlling interest, net of tax	(16)	2	(10)	4
Net income attributable to DXC common stockholders	$156	$59	$291	$188

Income per common share:
Basic	$0.82	$0.26	$1.45	$0.82
Diluted	$0.81	$0.25	$1.43	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$140	$61	$281	$192
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	37	10	31	(331)
Cash flow hedges adjustments, net of tax (2)	(4)	(19)	3	(17)
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax(3)	(7)	—	(7)	—
Amortization of prior service cost, net of tax (4)	(1)	(1)	(3)	(5)
Pension and other post-retirement benefit plans, net of tax	(8)	(1)	(10)	(5)
Other comprehensive income (loss), net of taxes	25	(10)	24	(353)
Comprehensive income (loss)	165	51	305	(161)
Less: comprehensive (loss) income attributable to non-controlling interest	(23)	4	(18)	2
Comprehensive income (loss) attributable to DXC common stockholders	$188	$47	$323	$(163)

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(3) and $(1) for the three and nine months ended December 31, 2023, respectively, and $(5) and $4 for the three and nine months ended December 31, 2022, respectively.
(2) Tax (benefit) expense related to cash flow hedges adjustments was $(1) and $1 for the three and nine months ended December 31, 2023, respectively, and $(5) and $(6) for the three and nine months ended December 31, 2022, respectively.
(3) Tax expense related to prior service costs was $0 for the three and nine months ended December 31, 2023, respectively.
(4) Tax benefit related to amortization of prior service costs was $0 and $1 for the three and nine months ended December 31, 2023, respectively, and $0 and $4 for the three and nine months ended December 31, 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,691	$1,858
Receivables and contract assets, net of allowance of $43 and $47	3,132	3,441
Prepaid expenses	555	565
Other current assets	153	255
Assets held for sale	—	5
Total current assets	5,531	6,124
Intangible assets, net of accumulated amortization of $5,749 and $5,670	2,314	2,569
Operating right-of-use assets, net	784	909
Goodwill	541	539
Deferred income taxes, net	622	460
Property and equipment, net of accumulated depreciation of $3,836 and $4,111	1,780	1,979
Other assets	3,318	3,247
Assets held for sale - non-current	2	18
Total Assets	$14,892	$15,845
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	661	500
Accounts payable	870	782
Accrued payroll and related costs	552	569
Current operating lease liabilities	295	317
Accrued expenses and other current liabilities	1,596	1,836
Deferred revenue and advance contract payments	846	1,054
Income taxes payable	141	120
Liabilities related to assets held for sale	—	9
Total current liabilities	4,961	5,187
Long-term debt, net of current maturities	3,880	3,900
Non-current deferred revenue	698	788
Non-current operating lease liabilities	542	648
Non-current income tax liabilities and deferred tax liabilities	564	587
Other long-term liabilities	881	912
Liabilities related to assets held for sale - non-current	—	3
Total Liabilities	11,526	12,025
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2023 and March 31, 2023	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 189,468,954 issued as of December 31, 2023 and 218,058,482 issued as of March 31, 2023	2	2
Additional paid-in capital	7,827	9,121
Accumulated deficit	(3,762)	(4,665)
Accumulated other comprehensive loss	(742)	(774)
Treasury stock, at cost, 4,544,643 and 3,333,592 shares as of December 31, 2023 and March 31, 2023	(218)	(187)
Total DXC stockholders’ equity	3,107	3,497
Non-controlling interest in subsidiaries	259	323
Total Equity	3,366	3,820
Total Liabilities and Equity	$14,892	$15,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$281	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	1,169
Operating right-of-use expense	269	311
Share-based compensation	75	81
Deferred taxes	(159)	(170)
Gain on dispositions	(153)	(43)
Unrealized foreign currency exchange loss	48	80
Impairment losses and contract write-offs	17	31
Other non-cash charges, net	3	(3)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	431	84
Decrease in operating lease liability	(269)	(311)
Decrease in other liabilities	(538)	(421)
Net cash provided by operating activities	1,081	1,000

Cash flows from investing activities:
Purchases of property and equipment	(144)	(212)
Payments for transition and transformation contract costs	(159)	(166)
Software purchased and developed	(177)	(154)
Business dispositions	31	52
Proceeds from sale of assets	70	165
Other investing activities, net	12	16
Net cash used in investing activities	(367)	(299)

Cash flows from financing activities:
Borrowings of commercial paper	1,536	1,363
Repayments of commercial paper	(1,281)	(1,312)
Payments on finance leases and borrowings for asset financing	(333)	(399)
Proceeds from stock options and other common stock transactions	—	1
Taxes paid related to net share settlements of share-based compensation awards	(34)	(15)
Repurchase of common stock	(755)	(325)
Other financing activities, net	(10)	(6)
Net cash used in financing activities	(877)	(693)
Effect of exchange rate changes on cash and cash equivalents	(4)	(95)
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(167)	(87)
Cash classified within current assets held for sale	—	(494)
Net decrease in cash and cash equivalents	(167)	(581)
Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at end of period	$1,691	$2,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467
Net Income				156			156	(16)	140
Other comprehensive income					32		32	(7)	25
Share-based compensation expense			26				26		26
Share repurchase program(2)	(11,341)		(479)	224			(255)		(255)
Stock option exercises and other common stock transactions	20						—		—
Non-controlling interest distributions and other				1			1	(38)	(37)
Balance at December 31, 2023	189,469	$2	$7,827	$(3,762)	$(742)	$(218)	$3,107	$259	$3,366

	Three Months Ended December 31, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2022	233,278	$2	$9,733	$(4,211)	$(724)	$(185)	$4,615	$321	$4,936
Net income				59			59	2	61
Other comprehensive loss					(12)		(12)	2	(10)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(2,064)		(87)	30			(57)		(57)
Stock option exercises and other common stock transactions	137						—		—
Non-controlling interest distributions and other				(1)			(1)		(1)
Balance at December 31, 2022	231,351	$2	$9,670	$(4,123)	$(736)	$(186)	$4,627	$325	$4,952

	Nine Months Ended December 31, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				291			291	(10)	281
Other comprehensive income					32		32	(8)	24
Share-based compensation expense			71				71		71
Acquisition of treasury stock						(31)	(31)		(31)
Share repurchase program(2)	(32,275)		(1,365)	612			(753)		(753)
Stock option exercises and other common stock transactions	3,686						—		—
Non-controlling interest distributions and other							—	(46)	(46)
Balance at December 31, 2023	189,469	$2	$7,827	$(3,762)	$(742)	$(218)	$3,107	$259	$3,366

	Nine Months Ended December 31, 2022
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net income				188			188	4	192
Other comprehensive loss					(351)		(351)	(2)	(353)
Share-based compensation expense			73				73		73
Acquisition of treasury stock						(13)	(13)		(13)
Share repurchase program	(10,915)	(1)	(461)	139			(323)		(323)
Stock option exercises and other common stock transactions	1,758		1				1		1
Non-controlling interest distributions and other				—			—		—
Balance at December 31, 2022	231,351	$2	$9,670	$(4,123)	$(736)	$(186)	$4,627	$325	$4,952

(1) 4,544,643 treasury shares as of December 31, 2023.
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

The accompanying financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations and comprehensive income (loss). All intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements

During the three months ended December 31, 2023, the following Accounting Standards Update (“ASU”) were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
November 2023 ASU 2023-07, “Improvements to Reportable Segment Disclosures”	Fiscal 2025
This update requires disclosure of significant segment expenses used by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources, disclose the title and position of the CODM and modifies other segment disclosures and the frequency thereof. Early adoption of this update is permitted.
The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s segment disclosures, but not its consolidated financial statements.
December 2023 ASU 2023-09, “Improvements to Income Tax Disclosures”	Fiscal 2026
The update requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Early adoption of this update is permitted.
The Company is in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not its consolidated financial statements.

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC’s consolidated financial statements.

Note 2 – Divestitures

During the first nine months of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $96 million and loss of $12 million, respectively.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income attributable to DXC common stockholders:	$156	$59	$291	$188

Common share information:
Weighted average common shares outstanding for basic EPS	190.31	229.54	200.68	230.65
Dilutive effect of stock options and equity awards	1.62	3.46	2.87	3.73
Weighted average common shares outstanding for diluted EPS	191.93	233.00	203.55	234.38

Earnings per share:
Basic	$0.82	$0.26	$1.45	$0.82
Diluted	$0.81	$0.25	$1.43	$0.80

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Stock Options	952,077	467,554	956,588	474,591
Restricted Stock Units	1,173,687	2,490,526	1,444,021	2,146,455
Performance Stock Units	1,104,305	1,086,398	37,610	850,623

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	December 31, 2023	March 31, 2023
Beginning balance	$47	$55
Provisions for losses on accounts receivable	—	(1)
Other adjustments to allowance and write-offs	(4)	(7)
Ending balance	$43	$47

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of December 31, 2023, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 28, 2023 extending the termination date to July 26, 2024.

As of December 31, 2023, the total availability under the Receivables Facility was $373 million and the amount sold to the Purchasers was $374 million, which was derecognized from the Company’s balance sheet. As of December 31, 2023, the Company recorded a liability of $1 million within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Operating lease cost	$88	$97	$269	$311
Short-term lease cost	6	9	22	28
Variable lease cost	16	17	47	56
Sublease income	(5)	(5)	(15)	(15)
Total operating costs	$105	$118	$323	$380

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$269	$311
ROU assets obtained in exchange for operating lease liabilities(1)	$131	$193

(1) Net of $691 million and $911 million in lease modifications and terminations during the first nine months of fiscal 2024 and 2023, respectively. See Note 17 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2023	March 31, 2023
ROU operating lease assets	Operating right-of-use assets, net	$784	$909

Operating lease liabilities	Current operating lease liabilities	$295	$317
Operating lease liabilities	Non-current operating lease liabilities	542	648
Total operating lease liabilities		$837	$965

The weighted-average operating lease term was 3.8 years and 3.9 years as of December 31, 2023 and March 31, 2023, respectively. The weighted-average operating lease discount rate was 4.5% and 3.9% as of December 31, 2023 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of December 31, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Operating lease payments	$87	$298	$205	$122	$95	$104	$911
Less: imputed interest							(74)
Total operating lease liabilities							$837

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Amortization of right-of-use assets	$31	$50	$110	$166
Interest on lease liabilities	4	4	11	13
Total finance lease expense	$35	$54	$121	$179

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Interest paid for finance lease liabilities – Operating cash flows	$11	$13
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	177	244
Total cash paid in the measurement of finance lease obligations	$188	$257

Capital expenditures through finance lease obligations(1)	$84	$73

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2023	March 31, 2023
ROU finance lease assets	Property and Equipment, net	$292	$424

Finance lease	Short-term debt and current maturities of long-term debt	$193	$215
Finance lease	Long-term debt, net of current maturities	260	287
Total finance lease liabilities(1)		$453	$502

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.9 years as of December 31, 2023 and March 31, 2023, respectively. The weighted-average finance lease discount rate was 4.1% and 3.4% as of December 31, 2023 and March 31, 2023, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following maturity analysis presents expected undiscounted cash payments for finance leases as of December 31, 2023:

	Fiscal Year
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Finance lease payments	$55	$184	$122	$75	$32	$9	$477
Less: imputed interest							(24)
Total finance lease liabilities							$453

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

	Fair Value Hierarchy
(in millions)	December 31, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$25	$25	$—	$—
Time deposits(1)	177	177	—	—
Other securities(2)	51	—	49	2
Total assets	$253	$202	$49	$2

	March 31, 2023
Assets:	Fair Value	Level 1	Level 2	Level 3
Money market funds and money market deposit accounts	$75	$75	$—	$—
Time deposits(1)	37	37	—	—
Other securities(2)	48	—	46	2
Total assets	$160	$112	$46	$2

Liabilities:
Contingent consideration(3)	$2	$—	$—	$2
Total liabilities	$2	$—	$—	$2

(1) Cost basis approximated fair value due to the short period of time to maturity.
(2) Other securities include available-for-sale equity security investments with Level 2 inputs that have a cost basis of $53 million and $52 million as of December 31, 2023 and March 31, 2023, respectively. For the periods presented, gains and losses are insignificant and are included in other income, net in the Company’s statements of operations.
(3) During the first nine months of fiscal 2024, the Company completed the payment for its contingent consideration obligation.

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2023 and March 31, 2023 were $893 million and $842 million, respectively. As of December 31, 2023, the related forecasted transactions extend through January 2026.

During the three and nine months ended December 31, 2023 and December 31, 2022, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of December 31, 2023, $2 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of December 31, 2023 and March 31, 2023 were $2.0 billion and $2.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency loss (gain) to Other income, net:

	For the Three Months Ended		For the Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Foreign currency remeasurement (1)	$(17)	$(60)	$4	$16
Undesignated foreign currency forward contracts (2)	22	52	(8)	(27)
Total - Foreign currency loss (gain)	$5	$(8)	$(4)	$(11)

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

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2023	March 31, 2023
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$5	$6
	Accrued expenses and other current liabilities	$8	$13

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$14	$15
	Accrued expenses and other current liabilities	$29	$16

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2023, there were three counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $3 million.

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

As of December 31, 2023 and March 31, 2023, DXC had $276 million and $272 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2023, the pre-tax loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive loss was $11 million and $5 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2023			As of March 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,828	$3,102	$726	$4,009	$3,290	$719
Customer related intangible assets	3,924	2,522	1,402	3,927	2,260	1,667
Other intangible assets	311	125	186	303	120	183
Total intangible assets	$8,063	$5,749	$2,314	$8,239	$5,670	$2,569

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Intangible asset amortization	$192	$201	$570	$598
Transition and transformation contract cost amortization(1)	53	51	155	156
Total amortization expense	$245	$252	$725	$754

(1)Transition and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of December 31, 2023 is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$201
2025	689
2026	610
2027	417
2028	180
Thereafter	217
Total	$2,314

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2023.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2023, net	$539	$—	$539

Divestitures	(3)	—	(3)
Foreign currency translation	5	—	5
Balance as of December 31, 2023, net	$541	$—	$541

Goodwill, gross	5,031	5,066	10,097
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of December 31, 2023, net	$541	$—	$541

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	12/31/2023(1)	3/31/2023(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	4.47% - 4.50%	2024	$363	$109
Current maturities of long-term debt	Various	2024 - 2025	105	176
Current maturities of finance lease liabilities	0.00% - 14.59%	2024 - 2025	193	215
Short-term debt and current maturities of long-term debt			$661	$500

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	717	704
$700 million Senior notes	1.80%	2027	696	696
€750 million Senior notes	0.45%	2028	824	810
$650 million Senior notes	2.375%	2029	646	645
€600 million Senior notes	0.95%	2032	658	646
Finance lease liabilities	0.00% - 14.59%	2024 - 2029	453	502
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2024 - 2029	184	285
Other borrowings	Various	2024	—	3
Long-term debt			4,178	4,291
Less: current maturities			298	391
Long-term debt, net of current maturities			$3,880	$3,900

(1)The carrying amounts of the senior notes as of December 31, 2023 and March 31, 2023, include the remaining principal outstanding of $3,559 million and $3,523 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $18 million and $22 million, respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in £ and $.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.4 billion and $3.3 billion as of December 31, 2023 and March 31, 2023, respectively, compared with carrying value of $3.7 billion and $3.8 billion as of December 31, 2023 and March 31, 2023, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
United States	$967	$1,054	$2,971	$3,278
United Kingdom	465	469	1,390	1,394
Other Europe	1,075	1,119	3,190	3,321
Australia	297	343	969	1,105
Other International	595	581	1,761	1,741
Total Revenues	$3,399	$3,566	$10,281	$10,839

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 18 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of December 31, 2023, approximately $18.5 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 14% of these remaining performance obligations in fiscal 2024, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

	As of
(in millions)	December 31, 2023	March 31, 2023
Trade receivables, net	$2,090	$2,269
Contract assets	$356	$366
Contract liabilities	$1,544	$1,842

Change in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022
Balance, beginning of period	$1,842	$1,915
Deferred revenue	1,342	1,699
Recognition of deferred revenue	(1,608)	(1,725)
Currency translation adjustment	21	(88)
Other	(53)	(28)
Balance, end of period	$1,544	$1,773

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	December 31, 2023	March 31, 2023
Accrued expenses and other current liabilities	$53	$105
Other long-term liabilities	13	22
Total	$66	$127

Summary of Restructuring Plans

Fiscal 2024 Plan

During fiscal 2024, management approved global cost savings initiatives designed to better align the Company’s workforce, facilities and data centers (the “Fiscal 2024 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2023	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of December 31, 2023
Fiscal 2024 Plan
Workforce Reductions	$—	$15	$—	$(11)	$—	$4
Facilities Costs	—	44	(33)	(5)	(1)	5
	—	59	(33)	(16)	(1)	9
Fiscal 2023 Plan
Workforce Reductions	$79	$3	$—	$(53)	$1	$30
Facilities Costs	1	21	(11)	(11)	—	—
	80	24	(11)	(64)	1	30
Other Prior Year and Acquired Plans
Workforce Reductions	$45	$(1)	$—	$(18)	$—	$26
Facilities Costs	2	9	(1)	(9)	—	1
	47	8	(1)	(27)	—	27
Total	$127	$91	$(45)	$(107)	$—	$66

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for the nine months ended December 31, 2023 is $20 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Service cost	$11	$18	$41	$55
Interest cost	74	62	230	192
Expected return on assets	(108)	(120)	(334)	(374)
Amortization of prior service costs	(1)	(2)	(4)	(6)
Recognition of actuarial loss	—	—	—	1
Net periodic pension income	$(24)	$(42)	$(67)	$(132)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 14 – Income Taxes

The Company’s effective tax rate (“ETR”) was 34.0% and 40.2% for the three months ended December 31, 2023 and December 31, 2022, respectively, and 32.8% and 30.9% for the nine months ended December 31, 2023 and December 31, 2022, respectively. For the three months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit. For the three months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and an increase in unrecognized tax benefits primarily related to foreign tax credits. For the nine months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and the tax impact of business divestitures.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $491 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $16 million tax indemnification receivable related to uncertain tax positions, a $53 million tax indemnification receivable related to other tax payables, and a $92 million tax indemnification payable related to other tax receivables.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs and tax planning strategies in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense and cash tax payments of approximately $499 million (including estimated interest and penalties) for the unreserved portion of these items if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During the first nine months of fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

During the third quarter of fiscal 2024, the Company determined there were omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS in December of 2023 and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) in January 2024 to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2025. The Company expects to reach resolution for fiscal and tax return years 2009 through 2021 no earlier than fiscal 2026, except fiscal year 2012 for which it is no earlier than fiscal 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended December 31, 2023, the Company’s liability for uncertain tax positions decreased by $46 million (excluding interest and penalties and related tax attributes) primarily due to decreases in uncertain tax positions recorded against the foreign tax credit and capitalized research and experimental expenditures. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $13 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Stockholders’ Equity

Share Repurchases

The details of shares repurchased during the nine months ended December 31, 2023 and December 31, 2022 are shown below:

	Fiscal 2024			Fiscal 2023
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	10,975,643	$25.53	$280	8,850,912	$30.09	$266
2nd Quarter	9,958,585	$21.50	214	—	$—	—
3rd Quarter	11,340,699	$22.18	$252	2,063,645	$27.41	$57
Total	32,274,927	$23.11	$746	10,914,557	$29.59	$323

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive income before reclassifications	39	(3)	—	36
Amounts reclassified from accumulated other comprehensive loss	—	6	(10)	(4)
Balance at December 31, 2023	$(946)	$(4)	$208	$(742)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Other comprehensive loss before reclassifications	(329)	(7)	—	(336)
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(5)	(15)
Balance at December 31, 2022	$(980)	$(7)	$251	$(736)

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	7,449,379	$37.11	147,487	$35.80
Granted	5,644,307	$24.97	124,000	$19.35
Settled	(3,936,052)	$23.54	(69,189)	$31.68
Canceled/Forfeited	(984,638)	$41.39	—	$—
Outstanding as of December 31, 2023	8,172,996	$34.45	202,298	$27.13

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Total share-based compensation cost	$28	$26	$75	$81
Related income tax benefit	$4	$2	$11	$8

Note 17 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022
Cash paid for:
Interest	$197	$115
Taxes on income, net of refunds (1)	$334	$289

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$131	$193
Assets acquired under long-term financing	$18	$74
Investing:
Capital expenditures in accounts payable and accrued expenses	$91	$2
Capital expenditures through finance lease obligations	$84	$73
Assets acquired under long-term financing	$34	$6
Financing:
Shares repurchased but not settled in cash (3)	$14	$4

(1) Income tax refunds were $26 million and $56 million for the nine months ended December 31, 2023 and December 31, 2022, respectively.
(2) Net of $691 million and $911 million in lease modifications and terminations during the first nine months of fiscal 2024 and 2023, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2023
Revenues	$1,696	$1,703	$3,399	$—	$3,399
Segment profit	$202	$121	$323	$(65)	$258
Depreciation and amortization(1)	$45	$191	$236	$26	$262

Three Months Ended December 31, 2022
Revenues	$1,738	$1,828	$3,566	$—	$3,566
Segment profit	$244	$123	$367	$(58)	$309
Depreciation and amortization(1)	$42	$209	$251	$24	$275

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2023
Revenues	$5,108	$5,173	$10,281	$—	$10,281
Segment profit	$607	$313	$920	$(187)	$733
Depreciation and amortization(1)	$139	$572	$711	$78	$789

Nine Months Ended December 31, 2022
Revenues	$5,209	$5,630	$10,839	$—	$10,839
Segment profit	$672	$364	$1,036	$(199)	$837
Depreciation and amortization(1)	$123	$643	$766	$73	$839

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $88 million and $100 million for the three months ended December 31, 2023 and 2022, respectively, and $266 million and $305 million for the nine months ended December 31, 2023 and 2022, respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Profit
Total profit for reportable segments	$323	$367	$920	$1,036
All other loss	(65)	(58)	(187)	(199)
Subtotal	$258	$309	$733	$837
Interest income	56	41	158	89
Interest expense	(78)	(56)	(222)	(137)
Restructuring costs	(36)	(49)	(91)	(135)
Transaction, separation and integration-related costs	(2)	(6)	(6)	(12)
Amortization of acquired intangible assets	(88)	(100)	(266)	(305)
Merger related indemnification	(2)	(11)	(15)	(21)
SEC Matter	—	—	—	(8)
Gains (losses) on dispositions	104	(9)	132	(12)
Arbitration loss	—	(9)	—	(9)
Impairment losses	—	(8)	(5)	(8)
Pension and OPEB actuarial and settlement losses	—	—	—	(1)
Income before income taxes	$212	$102	$418	$278
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 19 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of December 31, 2023 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2024	$231
2025	618
2026	539
2027	119
2028	75
Thereafter	23
Total	$1,605

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. A hearing on Plaintiffs’ motion for class certification is scheduled for March 2024. The case is otherwise in discovery.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company believes that the final remaining lawsuit described above is also without merit, and intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 14 – “Income Taxes.”

OFAC Matter: In August 2022, the Company submitted an initial notification of voluntary self-disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) regarding potential violations of U.S. sanctions on Russia. The self-disclosure pertains to the Company’s sale of Luxoft’s Russia business to IBS Holding LLC in April 2022, as part of the Company’s exit from the Russian market following Russia’s invasion of Ukraine. The Company has also submitted an initial notification of voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential export control violations in connection with its exit from the Russian market. In August 2023, the Company submitted its Final Report of Voluntary Self-Disclosure to OFAC, and in November 2023, the Company submitted its Final Report of Voluntary Self-Disclosure to BIS. The matters remain under review by OFAC and BIS.

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited and Tata America International Corporation (collectively “TCS”) alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. The jury verdict is considered advisory and remains subject to the court’s review. A final verdict is expected to be entered after the parties complete post-trial briefing, which the Company estimates will conclude in the second quarter of fiscal 2025. The Company has not recognized any portion of the award in its financial statements and will continue to monitor the progress of the case.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2024 and our financial condition as of December 31, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and first nine months of fiscal 2024 and fiscal 2023. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key metrics for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.4 billion, down 4.7% compared to prior year period, and down 4.5% on an organic basis;
•Diluted earnings per share of $0.81, compared to $0.25 in the third quarter of fiscal 2023; adjusted diluted earnings per share of $0.87, compared to $0.95 in the third quarter of fiscal 2023, a decrease of 8.4%;
•For the first nine months of fiscal 2024, operating cash flow of $1,081 million, less capital expenditures of $480 million, resulted in free cash flow of $601 million;
•Returned $252 million to shareholders through share repurchases in the third quarter of fiscal 2024.

Results of Operations for the Third Quarter and First Nine Months of Fiscal 2024 and Fiscal 2023

Revenues

Our revenue by geography and operating segment are provided below:

	Three Months Ended			Three Months Ended
(in millions)	December 31, 2023	December 31, 2022	Percentage Change	Constant Currency December 31, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$967	$1,054	(8.3)%	$967	(8.3)%
U.K.	465	469	(0.9)%	438	(6.6)%
Other Europe	1,075	1,119	(3.9)%	1,028	(8.1)%
Australia	297	343	(13.4)%	300	(12.5)%
Other International	595	581	2.4%	604	4.0%
Total Revenues	$3,399	$3,566	(4.7)%	$3,337	(6.4)%

Operating Segments
GBS	$1,696	$1,738	(2.4)%	$1,672	(3.8)%
GIS	1,703	1,828	(6.8)%	1,665	(8.9)%
Total Revenues	$3,399	$3,566	(4.7)%	$3,337	(6.4)%

	Nine Months Ended			Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	Percentage Change	Constant Currency December 31, 2023(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$2,971	$3,278	(9.4)%	$2,971	(9.4)%
U.K.	1,390	1,394	(0.3)%	1,331	(4.5)%
Other Europe	3,190	3,321	(3.9)%	3,065	(7.7)%
Australia	969	1,105	(12.3)%	1,009	(8.7)%
Other International	1,761	1,741	1.1%	1,803	3.6%
Total Revenues	$10,281	$10,839	(5.1)%	$10,179	(6.1)%

Operating Segments
GBS	$5,108	$5,209	(1.9)%	$5,073	(2.6)%
GIS	5,173	5,630	(8.1)%	5,106	(9.3)%
Total Revenues	$10,281	$10,839	(5.1)%	$10,179	(6.1)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the third quarter of fiscal 2024, our total revenue was $3.4 billion, a decrease of $167 million or 4.7%, compared to the same period a year ago. The 4.7% decrease against the comparative period includes a 1.7% favorable foreign currency exchange rate impact, a 1.9% decline in revenue from the disposition of certain businesses, and a 4.5% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the first nine months of fiscal 2024, our total revenue was $10.3 billion, a decrease of $558 million or 5.1%, as compared to the same period a year ago. The 5.1% decrease against the comparative period includes a 1.0% favorable foreign currency exchange rate impact, a 2.2% decline in revenue from the disposition of certain businesses, and a 3.9% decline in organic revenue.

The favorable foreign currency exchange rate impact is primarily driven by the weakening of the U.S. dollar against the Euro and British Pound.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Global Business Services

For the third quarter of fiscal 2024, GBS revenue was $1.7 billion, a decrease of $42 million or 2.4%, as compared to the same period a year ago. The 2.4% decrease against the comparative period includes a 4.1% decline in revenue from the disposition of certain businesses, partially offset by 0.3% organic revenue growth and a 1.4% favorable foreign currency exchange rate impact.

For the first nine months of fiscal 2024, GBS revenue was $5.1 billion, a decrease of $101 million or 1.9%, as compared to the same period a year ago. The 1.9% decrease against the comparative period includes a 4.6% decline in revenue from the disposition of certain businesses, partially offset by 2.0% organic revenue growth from additional services provided to new and existing customers, and a 0.7% favorable foreign currency exchange rate impact.

Global Infrastructure Services

For the third quarter of fiscal 2024, our GIS revenue was $1.7 billion, a decrease of $125 million or 6.8%, as compared to the same period a year ago. The 6.8% decrease against the comparative period includes a 8.9% decline in organic revenue from project completions and lower resale revenue, partially offset by a 2.1% favorable foreign currency exchange rate impact.

For the first nine months of fiscal 2024, our GIS revenue was $5.2 billion, a decrease of $457 million or 8.1%, as compared to the same period a year ago. The 8.1% decrease against the comparative period includes a 9.3% decline in organic revenue from project completions and lower resale revenue, partially offset by a 1.2% favorable foreign currency exchange rate impact.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Costs of services	$2,636	$2,799	$(163)	(5.8)%	$7,988	$8,504	$(516)	(6.1)%
Selling, general and administrative	294	315	(21)	(6.7)%	949	988	(39)	(3.9)%
Depreciation and amortization	350	375	(25)	(6.7)%	1,055	1,144	(89)	(7.8)%
Restructuring costs	36	49	(13)	(26.5)%	91	135	(44)	(32.6)%
Interest expense	78	56	22	39.3%	222	137	85	62.0%
Interest income	(56)	(41)	(15)	36.6%	(158)	(89)	(69)	77.5%
(Gain) loss on disposition of businesses	(103)	9	(112)	NM(1)	(96)	12	(108)	NM(1)
Other income, net	(48)	(98)	50	(51.0)%	(188)	(270)	82	(30.4)%
Total Costs and Expenses	$3,187	$3,464	$(277)	(8.0)%	$9,863	$10,561	$(698)	(6.6)%

(1) NM - Calculation is not meaningful

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.6 billion and $8.0 billion for the third quarter and first nine months of fiscal 2024, respectively, a decrease of $163 million and $516 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in expenses against both comparative periods was primarily due to a decrease in costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts, partially offset by a $9 million severance expense in the third quarter of fiscal 2024 related to the departure of the Company’s prior Chief Executive Officer and an unfavorable foreign currency exchange rate impact of $45 million and $74 million, respectively, for the third quarter and first nine months of fiscal 2024.

Gross margin (Revenues less COS as a percentage of revenue) was 22.4% and 22.3% for the third quarter and first nine months of fiscal 2024, respectively, an increase of 0.9% and 0.8% against the comparative period.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $294 million and $949 million for the third quarter and first nine months of fiscal 2024, respectively, a decrease of $21 million and $39 million, respectively, as compared to the same periods of the prior fiscal year.

For the third quarter of fiscal 2024, the $21 million decrease in expenses against the comparative period was primarily due to an $11 million charge for merger-related indemnification expenses and a $9 million expense for an arbitration loss in the third quarter of fiscal 2023, and a reduction in professional services and other vendor-related expenses in the third quarter of fiscal 2024, partially offset by a $7 million unfavorable foreign currency exchange rate impact.

For the first nine months of fiscal 2024, the $39 million decrease in expenses against the comparative period was primarily due to a $9 million expense for an arbitration loss and an $8 million expense for the SEC Matter in the first nine months of fiscal 2023, lower merger related indemnification expenses, lower transaction, separation and integration-related (“TSI”) costs, and reduced professional services and other vendor-related expenses in the first nine months of fiscal 2024, partially offset by a $7 million unfavorable foreign currency exchange rate impact.

Depreciation and Amortization

Depreciation expense was $105 million and $330 million for the third quarter and first nine months of fiscal 2024, respectively, a decrease of $18 million and $60 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in depreciation expense against both comparative periods was primarily due to lower average net property and equipment balances.

Amortization expense was $245 million and $725 million for the third quarter and first nine months of fiscal 2024, respectively, a decrease of $7 million and $29 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in amortization expense against both comparative periods was primarily due to lower software amortization.

Restructuring Costs

During fiscal 2024, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. During the third quarter and first nine months of fiscal 2024, total restructuring costs recorded, net of reversals, were $36 million and $91 million, respectively, a decrease of $13 million and $44 million, respectively, as compared to the same periods of the prior fiscal year.

See Note 12 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $22 million and $64 million for the third quarter and first nine months of fiscal 2024, respectively, an increase of $7 million and $16 million as compared to both periods of the prior fiscal year.

The increase in net interest expense against both comparative periods was primarily due to higher interest rates globally that increased interest expense from securitization and commercial paper borrowings.

(Gain) Loss on Disposition of Businesses

During the first nine months of fiscal 2024 and fiscal 2023, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $96 million and loss of $12 million, respectively.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, and other miscellaneous gains and losses.

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Non-service cost components of net periodic pension income	$(35)	$(60)	$(108)	$(187)
Foreign currency loss (gain)	5	(8)	(4)	(11)
Gain on sale of assets	(14)	(28)	(41)	(72)
Other gain	(4)	(2)	(35)	—
Total	$(48)	$(98)	$(188)	$(270)
Other income, net, was $48 million for the third quarter of fiscal 2024, a decrease of $50 million against the comparative period. Other income, net, was $188 million for the first nine months of fiscal 2024, a decrease of $82 million against the comparative period. The change against the comparative period was primarily due to:
•net periodic pension income decreased by $25 million and $79 million primarily due to changes in expected returns on assets and other actuarial assumptions.
•foreign currency gains decreased by $13 million and $7 million primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•a decrease in gains from sales of assets of $14 million and $31 million; and
•an increase in other gains of $2 million and $35 million, primarily from the sale of a strategic investment in the second quarter of fiscal 2024.

Taxes

Our effective tax rate (“ETR”) was 34.0% and 40.2% for the three months ended December 31, 2023 and December 31, 2022, respectively, and 32.8% and 30.9% for the nine months ended December 31, 2023 and December 31, 2022, respectively. For the three months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit. For the three months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and an increase in unrecognized tax benefits primarily related to foreign tax credits. For the nine months ended December 31, 2022, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in the base erosion and anti-abuse tax, and the tax impact of business divestitures.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest, net of tax, was $16 million and $10 million for the third quarter and first nine months of fiscal 2024, respectively, a change of $18 million and $14 million as compared to both periods of the prior fiscal year. The change against both comparative periods is primarily due to an adjustment to prior period amounts recognized in the third quarter of fiscal 2024.

Earnings Per Share

Diluted EPS for the third quarter and first nine months of fiscal 2024 was $0.81 and $1.43, respectively, an increase of $0.56 and $0.63, respectively, as compared to the same periods of the prior fiscal year. The increase in diluted EPS against both comparative periods was primarily due to increases in net income attributable to DXC common stockholders and lower weighted average share counts from the Company’s share repurchases.

Diluted EPS for the third quarter of fiscal 2024 includes $0.16 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.39 per share of amortization of acquired intangible assets, $(0.49) per share of net gains on dispositions, $0.01 per share of merger related indemnification costs, and $(0.03) per share of tax adjustments.

Diluted EPS for the first nine months of fiscal 2024 includes $0.36 per share of restructuring costs, $0.02 per share of transaction, separation and integration-related costs, $1.05 per share of amortization of acquired intangible assets, $(0.55) per share of net gains on dispositions, $0.01 per share of merger related indemnification costs, $0.04 per share of impairment losses, and $(0.18) per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2023	2022	Dollar	Percent	2023	2022	Dollar	Percent
Income before income taxes	$212	$102	$110	107.8%	$418	$278	$140	50.4%
Non-GAAP income before income taxes	$236	$294	$(58)	(19.7)%	$669	$789	$(120)	(15.2)%
Net income	$140	$61	$79	129.5%	$281	$192	$89	46.4%
Adjusted EBIT	$258	$309	$(51)	(16.5)%	$733	$837	$(104)	(12.4)%

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
•Merger related indemnification – in fiscal 2024, primarily represents the Company’s current estimate of potential liability to HPE for a tax related indemnification; and in fiscal 2023, represents the Company’s then current estimate of potential liability to HPE for indemnification on the Forsyth v. HP Inc. and HPE litigation, and the Company’s final liability to HPE on the Oracle v. HPE litigation. These obligations are related to the HPES merger.
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

(1)During the first nine months of fiscal 2024, the Company sold insignificant businesses and a strategic investment and made adjustments to estimated amounts from prior years’ dispositions that resulted in a net gain of $132 million. During the first nine months of fiscal 2023, the Company sold insignificant businesses that resulted in a net loss of $12 million.

(2)Impairment losses on dispositions for the first nine months of fiscal 2024 include $5 million of charges associated with certain strategic investments accounted for within Other income, net. Impairment losses on dispositions for the first nine months of fiscal 2024 included $4 million of Net income attributable to non-controlling interest, net of tax.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$212	$36	$2	$88	$2	$(104)	$—	$236
Income tax expense	72	5	—	13	—	(10)	5	85
Net income	140	31	2	75	2	(94)	(5)	151
Less: net loss attributable to non-controlling interest, net of tax	(16)	—	—	—	—	—	—	(16)
Net income attributable to DXC common stockholders	$156	$31	$2	$75	$2	$(94)	$(5)	$167

Effective Tax Rate	34.0%							36.0%

Basic EPS	$0.82	$0.16	$0.01	$0.39	$0.01	$(0.49)	$(0.03)	$0.88
Diluted EPS	$0.81	$0.16	$0.01	$0.39	$0.01	$(0.49)	$(0.03)	$0.87

Weighted average common shares outstanding for:
Basic EPS	190.31	190.31	190.31	190.31	190.31	190.31	190.31	190.31
Diluted EPS	191.93	191.93	191.93	191.93	191.93	191.93	191.93	191.93

	Nine Months Ended December 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$418	$91	$6	$266	$15	$(132)	$5	$—	$669
Income tax expense	137	18	1	53	12	(20)	1	37	239
Net income	281	73	5	213	3	(112)	4	(37)	430
Less: net loss attributable to non-controlling interest, net of tax	(10)	—	—	—	—	—	(4)	—	(14)
Net income attributable to DXC common stockholders	$291	$73	$5	$213	$3	$(112)	$8	$(37)	$444

Effective Tax Rate	32.8%								35.7%

Basic EPS	$1.45	$0.36	$0.02	$1.06	$0.01	$(0.56)	$0.04	$(0.18)	$2.21
Diluted EPS	$1.43	$0.36	$0.02	$1.05	$0.01	$(0.55)	$0.04	$(0.18)	$2.18

Weighted average common shares outstanding for:
Basic EPS	200.68	200.68	200.68	200.68	200.68	200.68	200.68	200.68	200.68
Diluted EPS	203.55	203.55	203.55	203.55	203.55	203.55	203.55	203.55	203.55

	Three Months Ended December 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification and Arbitration Loss	Gains and Losses on Dispositions	Impairment Losses	Non-GAAP Results
Income before income taxes	$102	$49	$6	$100	$20	9	$8	$294
Income tax expense	41	10	1	20	4	(7)	1	70
Net income	61	39	5	80	16	16	7	224
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$59	$39	$5	$80	$16	$16	$7	$222

Effective Tax Rate	40.2%							23.8%

Basic EPS	$0.26	$0.17	$0.02	$0.35	$0.07	$0.07	$0.03	$0.97
Diluted EPS	$0.25	$0.17	$0.02	$0.34	$0.07	$0.07	$0.03	$0.95

Weighted average common shares outstanding for:
Basic EPS	229.54	229.54	229.54	229.54	229.54	229.54	229.54	229.54
Diluted EPS	233.00	233.00	233.00	233.00	233.00	233.00	233.00	233.00

	Nine Months Ended December 31, 2022
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification, Arbitration Loss, and SEC Matter	Gains and Losses on Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement Gains and Losses	Non-GAAP Results
Income before income taxes	$278	$135	$12	$305	$38	$12	$8	$1	$789
Income tax expense	86	28	2	62	7	24	1	—	210
Net income	192	107	10	243	31	(12)	7	1	579
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$188	$107	$10	$243	$31	$(12)	$7	$1	$575

Effective Tax Rate	30.9%								26.6%

Basic EPS	$0.82	$0.46	$0.04	$1.05	$0.13	$(0.05)	$0.03	$0.00	$2.49
Diluted EPS	$0.80	$0.46	$0.04	$1.04	$0.13	$(0.05)	$0.03	$0.00	$2.45

Weighted average common shares outstanding for:
Basic EPS	230.65	230.65	230.65	230.65	230.65	230.65	230.65	230.65	230.65
Diluted EPS	234.38	234.38	234.38	234.38	234.38	234.38	234.38	234.38	234.38

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Total revenue growth	(4.7)%	(12.8)%	(5.1)%	(11.6)%
Foreign currency	(1.7)%	6.6%	(1.0)%	6.6%
Acquisition and divestitures	1.9%	2.4%	2.2%	2.4%
Organic revenue growth	(4.5)%	(3.8)%	(3.9)%	(2.6)%

GBS revenue growth	(2.4)%	(10.7)%	(1.9)%	(8.7)%
Foreign currency	(1.4)%	6.4%	(0.7)%	6.6%
Acquisition and divestitures	4.1%	4.5%	4.6%	4.2%
GBS organic revenue growth	0.3%	0.2%	2.0%	2.1%

GIS revenue growth	(6.8)%	(14.7)%	(8.1)%	(14.1)%
Foreign currency	(2.1)%	6.7%	(1.2)%	6.7%
Acquisition and divestitures	—%	0.6%	—%	0.6%
GIS organic revenue growth	(8.9)%	(7.4)%	(9.3)%	(6.8)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$140	$61	$281	$192
Income tax expense	72	41	137	86
Interest income	(56)	(41)	(158)	(89)
Interest expense	78	56	222	137
EBIT	234	117	482	326
Restructuring costs	36	49	91	135
Transaction, separation and integration-related costs	2	6	6	12
Amortization of acquired intangible assets	88	100	266	305
Merger related indemnification	2	11	15	21
SEC Matter	—	—	—	8
(Gains) losses on dispositions	(104)	9	(132)	12
Arbitration loss	—	9	—	9
Impairment losses	—	8	5	8
Pension and OPEB actuarial and settlement losses	—	—	—	1
Adjusted EBIT	$258	$309	$733	$837

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2023, our cash and cash equivalents (“cash”) were $1.7 billion, of which $1.0 billion was held outside of the U.S. As of March 31, 2023, our cash was $1.9 billion, of which $0.7 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2023	December 31, 2022	Change
Net cash provided by (used in):
Operating activities	$1,081	$1,000	$81
Investing activities	(367)	(299)	(68)
Financing activities	(877)	(693)	(184)
Effect of exchange rate changes on cash and cash equivalents	(4)	(95)	91
Cash classified within current assets held for sale	—	(494)	494
Net decrease in cash and cash equivalents	$(167)	$(581)	$414

Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at the end of period	$1,691	$2,091

Operating cash flow

Net cash provided by operating activities was $1,081 million and $1,000 million, respectively, during the first nine months of fiscal 2024 and fiscal 2023, reflecting a year-over-year increase of $81 million. The increase was primarily due to:

•a $272 million favorable change in working capital primarily from improvements in our cash conversion cycle; partially offset by
•a decrease in net income, net of adjustments of $191 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	December 31, 2023	December 31, 2022
Days of sales outstanding in accounts receivable	65	69
Days of purchases outstanding in accounts payable	(63)	(54)
Cash conversion cycle	2	15

Investing cash flow

Net cash used in investing activities was $367 million and $299 million, respectively, during the first nine months of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $68 million. The change against the comparative period was primarily due to:

•a decrease in proceeds from sales of assets and business dispositions of $95 million and $21 million, respectively; and
•a decrease in cash flows from other net investing activities of $4 million; partially offset by
•a $52 million decrease in capital expenditures.

Financing cash flow

Net cash used in financing activities was $877 million and $693 million, respectively, during the first nine months of fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $184 million. The change against the comparative period was primarily due to:

•a $450 million increase in cash used for share repurchase activity and related taxes paid on net share settlements; partially offset by
•a $200 million increase in cash inflows from commercial paper borrowings, net of repayments and other financing activities; and
•a $66 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2023	March 31, 2023
Short-term debt and current maturities of long-term debt	$661	$500
Long-term debt, net of current maturities	3,880	3,900
Total debt	$4,541	$4,400

The $141 million increase in total debt during the first nine months of fiscal 2024 was primarily attributable to the increase in borrowings of commercial paper and unfavorable foreign currency exchange rate of U.S. dollar against the Euro, partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2023 and December 31, 2022.

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

Our total liquidity of $4.9 billion as of December 31, 2023, includes $1.7 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility. On November 1, 2023, the Company extended the term and increased its available borrowings under our revolving credit facility to $3.2 billion.

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

For our minimum purchase cash commitments as of December 31, 2023, in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 19 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, business combinations, defined benefit plans and valuation of assets. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended December 31, 2023, there were no changes to our critical accounting policies and estimates from those described in our fiscal 2023 Annual Report on Form 10-K except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 19 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended December 31, 2023 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2023, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	4,218,080	$20.86	4,218,080	$893,027,020
November 1, 2023 to November 30, 2023	3,747,244	$22.42	3,747,244	$809,028,066
December 1, 2023 to December 31, 2023	3,375,375	$23.57	3,375,375	$729,471,267

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

See Note 15 - "Stockholders’ Equity" for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 28, 2023, William L. Deckelman, Jr., Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 36,204 shares of the Company’s common stock until November 29, 2024, for a duration of 367 days.

On November 10, 2023, Mary E. Finch, Executive Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 16,313 shares of the Company’s common stock until November 8, 2024, for a duration of 364 days.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*^	Offer letter with Raul Fernandez, dated December 29, 2023
10.2
First Incremental Assumption Agreement dated as of November 1, 2023, which supplements that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2022) (file no. 001-38033))

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

* Filed herewith
** Furnished herewith
^ Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	February 1, 2024	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer