Form 10-K
period 2024-03-31
DXC Technology Co
filed 2024-05-17
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

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

Registrant's telephone number, including area code: (703) 972-9700

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $4,056,482,026.

178,912,976 shares of common stock, par value $0.01 per share, were outstanding as of May 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•the risk of liability, reputational damages or adverse impact to business due to service interruptions, from security breaches, cyber-attacks, other security incidents or disclosure of confidential information or personal data;
•compliance, or failure to comply, with obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data;
•our product and service quality issues;
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
•difficulty in understanding the changes to our business model by financial or industry analysts or our failure to meet our publicly announced financial guidance;
•public health crises such as the COVID-19 pandemic;
•our indebtedness and potential material adverse effect on our financial condition and results of operations;
•the competitive pressures faced by our business;
•our inability to accurately estimate the cost of services, and the completion timeline of contracts;
•failure by us or third party partners to deliver on commitments or otherwise breach obligations to our customers;
•the risks associated with climate change and natural disasters;
•increased scrutiny of, and evolving expectations for, sustainability and environmental, social and governance (“ESG”) initiatives;
•our inability to attract and retain key personnel and maintain relationships with key partners;
•the risks associated with prolonged periods of inflation or current macroeconomic conditions, including the current decline in economic growth rates in the United States and in other countries, the possibility of reduced spending by customers in the areas we serve, the uncertainty related to our cost-takeout efforts, continuing unfavorable foreign exchange rate movements, and our ability to close new deals in the event of an economic slowdown;
•the risks associated with our international operations, such as risks related to currency exchange rates;
•our inability to comply with existing and new laws and regulations, including social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands;
•our inability to achieve the expected benefits of our restructuring plans;
•our inadvertent infringement of third-party intellectual property rights or infringement of our intellectual property rights by third parties;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”) (collectively, the "USPS Separation and Mergers");
•volatility of the price of our securities, which is subject to market and other conditions; and
•the other factors described under Item 1A. “Risk Factors.”

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

Furthermore, much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For example, we note that methodologies regarding the calculation of greenhouse gas emissions metrics as well as any associated reductions are still evolving, Our disclosures may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, changing stakeholder focus, or other factors, some of which may be beyond our control. However, we cannot guarantee that any changes will strictly align with particular standards, frameworks, or the methodological preferences of particular stakeholders. We may also rely on third-party information, standards, and certifications, which may change over time as methodologies and data availability and quality continue to evolve. These factors, as well as any inaccuracies or methodological concerns with the third-party data and frameworks we use, including in our own estimates or assumptions in response to such frameworks, may cause results to differ materially, and adversely, from estimates and beliefs made by us or third parties, including regarding our ability to achieve our goals. While we are not aware of any material flaws with the third-party information we have used, except to the extent disclosed, we have not undertaken to independently verify this information or the assumptions or other methodological aspects underlying such information.

Throughout this report, we refer to DXC Technology Company, together with its consolidated subsidiaries, as “we,” “us,” “our,” “DXC,” or the “Company.” In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “financial statements,” (ii) our Consolidated Statements of Operations as our “statements of operations,” (iii) our Consolidated Statements of Comprehensive Income (Loss) as the "statements of comprehensive income,"(iv) our Consolidated Balance Sheets as our “balance sheets” and (v) our Consolidated Statements of Cash Flows as our “statements of cash flows.” In addition, references throughout to numbered “Notes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.

PART I

ITEM 1. BUSINESS

Overview

DXC, a Nevada corporation, is a global IT services market leader. We provide mission-critical IT services that transform global businesses. We deliver excellence for our customers and colleagues around the world.

Our approximately 130,000 people in about 65 countries are entrusted by our customers, who represent close to half of today’s Fortune 500 companies. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"), to provide solutions that modernize operations and drive innovation across our customers' entire IT estate.

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

Important Divestitures

During the past three fiscal years, we completed certain divestitures, including:

•During fiscal 2023, DXC completed the sale of its German financial services subsidiary to the FNZ Group.
•During fiscal 2022, DXC completed the sale of its healthcare provider software business to Dedalus Holding S.p.A.
•In addition, during the past three fiscal years, DXC completed the sale of certain insignificant businesses.

See Note 2 - "Divestitures" for further information on divestitures.

Sales and Marketing

We market and sell our services to customers through our direct sales force, which operates out of various locations around the world. Our customers include commercial businesses of many sizes and across many industries, as well as public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2024, fiscal 2023, or fiscal 2022.

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

Environmental, Social and Governance (ESG)

The governance of DXC's ESG program is a multitiered process involving our Board of Directors (the "Board"), members of our executive staff and internal leadership. Our Board provides oversight of our ESG program, enabling us to have the governance, long-term strategy and processes to manage ESG outcomes and meet the needs of our stakeholders. The Nominating/Corporate Governance Committee of our Board has specific oversight of ESG. Our ESG leadership team updates the committee quarterly on ESG status and provides an update to the full Board annually.

Our ESG strategy reflects our ongoing commitment to being a responsible corporate citizen. DXC has been a signatory of the United Nations Global Compact ("UNGC") since the inception of our Company in 2017, and we are committed in our efforts to align with the UNGC's Ten Principles for responsible business practices. We are proud to be part of the global movement to reduce the impact of climate change on the world, and we are dedicated to driving sustainable growth by setting ambitious emissions reduction targets, which have been validated by the Science Based Targets initiative (the "SBTi") under the SBTi corporate near-term criteria.

We strive to reduce our impact on the environment and improve resource efficiency in the areas of energy consumption, data center management and travel and transportation. Our conservation efforts are supported in part by our shift to a virtual-first operating model, which enables our workforce to be largely remote and helps us reduce our overall direct energy consumption, which in turn helps to reduce our greenhouse gas emissions. While the virtual-first model mainly helps reduce the size of our office footprint, we are also pursuing efficiency programs for data centers and data center rationalization programs to reduce energy consumption.

DXC also partners with customers to help them achieve their own climate-related goals. In response to shifting customer demand, we offer a number of products and services that can have a significant impact on our customers’ sustainability objectives, delivering climate-related benefits far greater than what we could achieve alone through our internal carbon-reduction efforts. Based on reports from our customers, offerings such as DXC Modern Workplace, cloud migration services and data-driven sustainability services can directly reduce carbon emissions for our customers.

Additional information about our ESG initiatives is available on our website at http://dxc.com/us/en/about-us/corporate-responsibility. The information on our website, including our voluntary ESG-related reporting, is not incorporated by reference into, and is expressly not a part of, this report.

Environmental Regulation

Our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment and sustainability, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Certain laws may also impose liability without regard to fault or the legality of the original conduct. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, we could incur substantial costs including clean-up costs, fines and civil or criminal sanctions and third-party damage or personal injury claims if we were to violate or become liable under existing and future environmental laws or legislation.

Human Capital Management

As a leading global information technology services company, we attract highly skilled and educated people from around the world. At DXC, we value our people and the opportunity to engage with them - we are at our best when our people feel valued and respected.

Value of Employee Engagement

We prioritize our employees and actively take steps to enhance their engagement. Drawing from feedback collected through regular engagement surveys, our management has introduced several initiatives to enhance the employee experience. These include measures such as rewards and recognition, transparent communication, process enhancements, and utilization of various platforms like Global Talent Management, Coaching & Mentoring, and Career Development programs. Additionally, global recognition efforts contribute to fostering positive employee experiences and engagement.

Training and Development

At DXC, we consider professional development a corporate responsibility and a strategic investment in both our employees’ growth and the Company’s future. Through our global learning management ecosystem, we provide a wide range of learning programs and a robust career development system to empower employees to reach their full potential. Encouraging continuous learning, personal growth, and exploration of new opportunities contributes to our ability to retain a motivated and knowledgeable workforce. At DXC, assessing employee abilities and recognizing their contributions is fundamental to our development approach. Our self-directed learning culture allows employees to learn at their own pace and in an environment that suits their preferences. Additionally, we emphasize the critical role of managers in supporting and guiding our people toward success.

Inclusion & Diversity

We are committed to an inclusive and diverse workforce and seek to promote inclusion and diversity in legally compliant manners, including maintenance of policies regarding non-discrimination, anti-harassment, and equal employment opportunity.

Human Rights

We are committed to the protection and advancement of human rights and to enabling our operations in communities around the world to function with integrity. DXC is firmly committed to seeking to prevent modern slavery and the exploitation of vulnerable groups. Our main human rights–related focus areas are adopting policies and practices aimed at preventing human rights abuses through our large and diverse global supply chain and supporting a diverse and inclusive corporate culture. DXC’s Responsible Supply Chain Principles outline the human rights and environmental stewardship we expect from our suppliers.

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

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Raul Fernandez	57	2023	Indefinite	President and Chief Executive Officer	None
Rob Del Bene	64	2023	Indefinite	Executive Vice President and Chief Financial Officer	None
Howard Boville	56	2023	Indefinite	General Manager, Applications Services and Artificial Intelligence	None
James M. Brady	57	2023	Indefinite	Executive Vice President and Chief Operating Officer	None
Christopher R. Drumgoole	49	2021	Indefinite	General Manager, Cloud Infrastructure & ITO	None
Matthew K. Fawcett	56	2024	Indefinite	Executive Vice President and General Counsel	None
Mary E. Finch	55	2019	Indefinite	Executive Vice President, Chief Human Resources Officer and Global Lead, Marketing & Communication	None
Christopher A. Voci	52	2021	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None
Andrew Wilson	58	2023	Indefinite	General Manager, Modern Workplace	None

Business Experience of Executive Officers

Raul Fernandez serves as President and Chief Executive Officer of DXC since February 1, 2024. He previously served as Interim President and Chief Executive Officer of DXC from December 18, 2023, to January 31, 2024. Mr. Fernandez has served as a member of our Board of Directors since August 13, 2020. He is Vice Chairman and co-owner of Monumental Sports & Entertainment, a private partnership which owns some of Washington, D.C.’s major sports franchises. Mr. Fernandez brings more than three decades of executive experience scaling innovative and rapidly growing technology companies. Mr. Fernandez was the founder of Proxicom, which under his leadership evolved into a prominent early global provider of e-commerce solutions for Fortune 500 companies, Mr. Fernandez guided the growth of Proxicom from its launch in 1991 to public listing in 1999. Proxicom was acquired by Dimension Data. From 2000 to 2002, he served as Chief Executive Officer for Dimension Data North America, an information systems integration company, and as a director of its parent company, Dimension Data Holdings Plc, in 2001. He also served as Chairman and CEO for ObjectVideo, a leading developer of intelligent video surveillance software, which was sold to Alarm.com in 2017. He was also a member of President George W. Bush’s Council of Advisors on Science and Technology. Mr. Fernandez has also served on the board of directors of several public companies, including Broadcom, Inc. from January 2020 to April 2024, GameStop Corp. from April 2019 to June 2021, and Kate Spade & Co. from 2000 until its acquisition by Coach, Inc. in July 2017. Mr. Fernandez currently serves on the board of directors of NeuroSync, a neuro health technology company that utilizes artificial intelligence to develop eye-tracking software and analytic technologies to diagnose and treat neurological impairments and brain health conditions, RemoteRetail, a technology and services company that offers enterprise customers a cloudbased marketplace for their hybrid workforces, and URBANEER, an urban innovation company designing and engineering next generation living spaces. He is also on the Strategic Advisory Board of Volition Capital, a Boston-based growth equity firm, and is a Special Advisor to Carrick Capital Partners, a growth-oriented investment firm.

Rob Del Bene serves as the Executive Vice President and Chief Financial Officer of DXC since June 2023. Before joining DXC, Mr. Del Bene spent 42 years at IBM where he served in various senior finance roles, including most recently as General Manager, IBM Technology Lifecycle Services, IBM’s $6 billion technology support business. He also served as IBM’s Vice President and Controller; General Manager, IBM Global Financing; and Vice President and Treasurer, along with other senior roles.

Howard Boville serves as General Manager for Applications Services and Artificial Intelligence since September 2023. Before joining DXC, he served as Senior Vice President and Head of IBM Cloud Platform & Technology Lifecycle Services from April 2020 to September 2023. Prior to his role at IBM, Mr. Boville served as Chief Technology Officer at Bank of America from August 2021 to April 2020. He joined Bank of America in August 2012 from British Telecom, where he served in its Global Services Division. Mr. Boville currently serves on the board of Entrust, a global leader in trusted identities, payments and data protection.

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

Christopher R. Drumgoole serves as General Manager, Cloud Infrastructure and ITO since April 2023. He previously served as Executive Vice President and Chief Operating Officer of DXC from August 2021 to April 2023 and as Executive Vice President and Chief Information Officer of DXC from April 2020 to August 2021. Before joining DXC, Mr. Drumgoole served as Chief Information Officer at GE from May 2018 to April 2020, where he led the company’s global technology operations, including applications, infrastructure, and related shared services. Prior to that role, he was GE’s Chief Technology Officer from April 2014 to April 2018. Mr. Drumgoole joined GE from Verizon, where he was Chief Operating Officer of Verizon’s Terremark subsidiary, a cloud, hosting, and data center provider, from January 2012 to April 2014. Mr. Drumgoole serves on the Board of Directors of Kodiak Gas Services; on the Advisory Board of Florida International University’s College of Engineering & Computing; and on the Board of Directors of ONUG, a forum for IT business leaders interested in open technologies. Mr. Drumgoole previously served on the Board of Directors of PetSmart.

Matthew K. Fawcett serves as Executive Vice President and General Counsel of DXC since April 2024. Before joining DXC, he served at NetApp as Executive Vice President and Chief Strategy Officer from December 2021 to February 2023, as Chief Strategy and Legal Officer from June 2021 to December 2021, and as General Counsel from September 2010 to June 2021. Prior to NetApp, Mr. Fawcett was Senior Vice President and General Counsel for JDS Uniphase from 1999 until August 2010.

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

Christopher A. Voci serves as Senior Vice President, Corporate Controller and Principal Accounting Officer since June 2021. Before joining DXC, Mr. Voci served as Senior Vice President, Corporate Controller and principal accounting officer for CACI International Inc. from November 2018 to May 2021. From June 2018 to November 2018, Mr. Voci served as Vice President and Controller for the Innovation Systems Sector of Northrop Grumman Corporation. From 2016 to June 2018, Mr. Voci served first as Vice President, Finance and then as Vice President, Controller and principal accounting officer of Orbital ATK (subsequently purchased by Northrop Grumman). Prior to that, he spent eleven years at Air Products and Chemicals, Inc. (“APD”). While at APD from 2004 to 2015, Mr. Voci was Global Controller Industrial Gases from 2014 to 2015, Global Controller Merchant Gases from 2011 to 2014, Director, Financial Planning & Analysis from 2007 to 2011 and Global Healthcare Controller from 2004 to 2007. Mr. Voci served as Senior Manager, Audit and Risk Advisory Services at KPMG LLP from 2002 to 2004 and in various roles at Arthur Andersen LLP from 1994 to 2002.

Andrew Wilson serves as General Manager for Modern Workplace since October 2023. Before joining DXC, he served as Chief Digital Officer and Corporate Vice President of Microsoft from January 2020 to December 2022. Prior to that, he served in a variety of leadership positions at Accenture during his 27-year tenure with the company, including as Chief Information Officer from September 2013 to December 2019. Mr. Wilson also served as Chief Executive Officer of GE Capital IT Solutions.

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

•We are vulnerable to security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.

•We are subject to obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data.

•We are vulnerable to product and service quality issues.

•We may fail to continue to develop and expand service offerings to address emerging demands.

•We may fail to compete in certain markets or continue to expand our capacity, and are subject to risks, in certain offshore locations.

•We may fail to maintain our credit rating, manage working capital, refinance and raise additional capital.

•Changes to our business model may be hard to understand by the market and we may fail to meet our guidance.

•Our business and financial results could be materially adversely affected by public health crises.

•Our indebtedness could have a material adverse effect on our financial condition and results of operations.

•Our primary markets are highly competitive.

•We may fail to accurately estimate the cost of services and the timeline for completion of contracts.

•We or our third parties may fail to deliver on commitments or otherwise breach obligations to our customers.

•We are subject to a series of risks relating to climate change and natural disasters; and increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could also adversely impact our business.

•We may fail to attract and retain qualified personnel.

•Prolonged periods of inflation have an adverse effect on general economic conditions and consumer budgeting, and could adversely impact our profitability and results of operations.

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

•Our restructuring plans may not benefit us and may adversely affect our business.

•We may be subject to intellectual property related risks and may fail to procure necessary third-party licenses.

•Disruption of our supply chain could adversely impact our business.

•We may fail to maintain effective disclosure controls and internal control over financial reporting.

•We could suffer additional losses due to asset impairment charges.

•We may fail to pay dividends or repurchase shares of our common stock that we announced previously.

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

•We may fail to maintain and grow our customer relationships over time or to comply with customer contracts or government contracting regulations or requirements.

•Our strategic transactions may prove unsuccessful.

•Changes in tax rates, tax laws, and uncertainty of tax examinations could affect our results of operations.

•The price of our securities may be volatile.

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

We could be held liable for damages, our reputation could suffer, and our business may be materially impacted due to service interruptions, from security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.

As a provider of IT services to private and public sector customers operating in a number of industries and countries, we store and process increasingly large amounts of data for our customers, including sensitive and personally identifiable information. We possess valuable proprietary information, including copyrights, trade secrets and other intellectual property and we collect and store certain personal and financial information from customers and employees. We also rely on and manage IT infrastructure and systems (collectively, “IT Systems”) of our own and of customers, and we rely on third parties who provide various critical hardware, software and services to support our IT Systems and business operations.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Cybersecurity incidents can result from unintentional events or deliberate attacks by insiders such as employees, contractors or service providers or third parties, including criminals, competitors, nation-states, and hacktivists. These incidents can result in disruption to our business (for example, due to ransomware or denial-of-service) through an impact on our IT Systems and/or the compromise, corruption or loss of data belonging to us or our clients, employees, vendors or other partners. Because our products and services in some instances are integrated with our customers’ systems and processes, a successful attack on us could compromise the confidentiality, integrity, and availability of our customers’ IT Systems and sensitive data, despite our monitoring efforts and tools in place designed to prevent such attacks. A successful cyberattack may cause us to incur costs and liability (whether contractual or otherwise), such as monetary damages resulting from litigation, remediation costs, and regulatory actions, fines or penalties. Any of the foregoing, or a combination of the foregoing, could have a material impact on our results of operations or financial condition.

We regularly experience cyber events and sometimes have security incidents, including unauthorized efforts to access our IT Systems, and we expect such attacks and incidents to continue in varying degrees. While incidents experienced thus far have not resulted in material disruption to our business, it is possible that we or a critical service provider could suffer a severe attack or incident, with potentially material adverse effects on our business, reputation, customer relations, results of operations or financial condition. There can be no assurance that our cybersecurity risk management strategy and processes will be fully complied with or effective in protecting any IT Systems, data or business operations.

Threat actors are increasingly sophisticated and using tools and techniques, including artificial intelligence (“AI”), designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence, which makes it more difficult for us to detect, identify, investigate, contain or recover from, future cyberattacks and security incidents. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments increase the likelihood that our encryption and other algorithms that we use to protect our data and that of customers, including sensitive customer transaction data, may fail. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products. Given the nature of complex systems, hardware, software and services like ours, and the scanning tools that we deploy across our infrastructure, environment and products, we regularly identify and track security vulnerabilities. We cannot guarantee that, in all instances, we can comprehensively apply patches or confirm that measures are in place to mitigate or otherwise manage vulnerabilities before they can be exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If threat actors are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, compromises could impact our and our customers’ IT Systems and data. From time to time, we also identify security vulnerabilities and deficiencies to our IT Systems from risk assessments, penetration testing, internal audit activities and third-party reports. Remediation of such vulnerabilities and deficiencies is a continuous process, and there is no guarantee that such remediation efforts will be successful. Sophisticated hardware, software and applications produced or procured from third parties, notwithstanding our third-party risk management process and our efforts to test and remediate cyber vulnerabilities before integrating them into our IT systems, may still contain defects in design or manufacture, including “bugs” or other vulnerabilities that may be exploited. We have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to cybersecurity, operational, and financial risks. In addition, continued remote and hybrid working arrangements post-COVID present potentially increased risk associated with security vulnerabilities present in non-corporate and home networks. And, as we and various third parties continue to explore and integrate AI into various products and services, we are likely exposed to new and unknown cybersecurity risks and threats.

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

Finally, portions of our infrastructure and IT Systems also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or loss of customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation, and adversely affect our stock price.

Compliance, or failure to comply, with obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data could adversely affect our financial condition, results of operations and cash flows.

We receive, store or otherwise process personal data related to our customers, employees and other individuals (including end-customers and employees of our customers) in order to run our business and are subject to a variety of laws, regulations, and contractual obligations relating to the privacy, security and handling of personal data. We expect increasing cybersecurity and data privacy obligations around the world to impose additional regulatory pressures on our customers’ businesses and, indirectly, on our operations, or lead to inquiries, investigations, litigation or enforcement actions. In the United States, we are seeing increasing regulatory obligations and expectations imposed on our government and non-government customers. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. To the extent our customers are required by laws, rules, or regulations to impose such contractual obligations on us, we may have no or limited ability to reject them or negotiate them in our favor. Moreover, some of our customer contracts may not limit our liability for the loss of confidential information (including personal data), data breaches or other cybersecurity incidents or other business impact. If we are unable to adequately address these concerns, our business and results of operations could suffer.

Compliance with privacy and security laws, requirements and regulations may result in cost increases due to expanded compliance obligations, potential systems changes, the development of additional administrative processes and increased enforcement actions, litigation, fines and penalties. The regulatory landscape in these areas continues to evolve rapidly, and there is a risk that the Company could fail to address or comply with the fast changing regulatory environment, which could lead to regulatory or other actions that could result in material liability for the Company. For example, in 2020, the California Consumer Privacy Act (“CCPA”) came into force and provides new data privacy rights for California consumers and new operational requirements for covered companies, including service providers to covered companies. The CCPA has encouraged similar laws in other states across the country, and comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Utah, Colorado, and Connecticut and will soon be enforceable in several other states as well, with proposed laws being considered in many other states. New and developing legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the European Economic Area (“EEA”) and the UK. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions).

While we strive to comply with all applicable data protection laws and regulations, as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of personal data and other sensitive information may result in proceedings or actions against us by government or other entities, private lawsuits against us (including class actions) or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Product and service quality issues could impact the Company’s business, operating results and financial condition.

Our products and services are highly technical and complex and may contain errors, defects or security vulnerabilities that cannot be discovered before a product or service is released, installed and used by customers. If errors, malfunctions, defects or disruptions in service are experienced by customers or in our operations, they could impact customers’ business operations and harm our operating results and reputation, which harm may not be fully cured by our subsequent remediation efforts. In addition, our liability insurance may not adequately cover liabilities incurred, and uncovered losses could be large and harm our financial condition.

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, incorporating new developments and improvements in technology that translate into productivity improvements for our customers, and our ability to develop digital and other new service offerings that meet current and prospective customers' needs, as well as evolving industry standards are critical to our success. The markets we serve are highly competitive and characterized by rapid technological change, which has resulted in deflationary pressure in the price of services that in turn can adversely impact our margins. Our competitors may develop solutions or services that make our offerings obsolete or may force us to decrease prices on our services which can result in lower margins. Our ability to develop and implement innovative technology solutions that meet evolving customer needs in analytics, software engineering, applications, business process services, digital cloud, information technology (“IT”) outsourcing and consulting, and in areas such as AI, automation, Internet of Things and software as-a-service solutions, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. If we are unable to continue to execute our strategy and grow our GBS business and expand margins while stabilizing our GIS business in a highly competitive and rapidly evolving environment or if we are unable to commercialize such services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. For example, our competitors may introduce new product and service offerings that utilize AI and machine learning. Such offerings could render some of our offerings obsolete or harm our ability to negotiate for favorable terms. This has caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies by some of our customers are not sufficient to make up any shortfall by other customers. In addition, we face significant competition from competitors, new players and our own customers in developing AI capabilities. The AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient, and our AI features may not achieve sufficient levels of accuracy or may have unintended consequences, including allegations of bias, discrimination, legal and regulatory violations, or violation of third-party intellectual property rights. There is no guarantee that our products or services that integrate AI capabilities will achieve market acceptance and help us maintain or enhance our competitive position.

Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. However, market for new technologies, such as AI, may not develop as we have anticipated. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely affect our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations, including (1) public health crisis such as the COVID-19 pandemic and government responses, (2) a highly competitive labor market for skilled workers, which may result in significant increases in labor costs, as well as shortages of qualified workers in the future, (3) currency exchange risks, and (4) the possibility that the U.S. Federal Government or the European Union may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, such as Ukraine, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations or cause us to exit certain markets.

The ongoing conflict between Russia and Ukraine has impacted our business and financial performance in that region. In response to Russian military actions in Ukraine, we have exited the Russian market. Additionally, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine. As of March 31, 2024, we had around 3,200 employees in Ukraine. We are closely monitoring the developing situation and are committed to caring for our colleagues in the region. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, the United States created two new regional embargoes targeting the non-Ukrainian government-controlled areas of the Donetsk and Luhansk oblasts of Ukraine, the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine. If large parts of Ukraine become the target of further U.S. or other applicable sanctions, we may be legally unable to do business or otherwise continue to operate in Ukraine. If these contingencies come to pass, our results of operations and cash flows may be adversely affected.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. In addition, like many multinational regulated enterprises, our operations are subject to a variety of tax, foreign exchange and regulatory capital requirements in different jurisdictions that have the effect of limiting, delaying or increasing the cost of moving cash between jurisdictions or using our cash for certain purposes. Our ability to maintain sufficient liquidity going forward is subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition and results of operations. For example, in response to increasing inflation, the U.S. Federal Reserve, along with central banks around the world, has been raising interest rates. It is difficult to predict the impact of such events on us, our third-party partners or customers or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions may impact our ability, desire, or the timing of seeking funding for various investment opportunities.

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

If financial or industry analysts have difficulty in understanding the changes to our business model, or we fail to meet our publicly announced financial guidance, our stock price and trading volume could decline.

We are growing our GBS segment, de-emphasizing lower margin resale business in the GIS segment and moving toward an infrastructure-light business model. Given the complexity of the transition process and the uncertain global economic conditions, we may not be able to progress on our transformation journey in accordance with our expectations, and it is likely that our prior forecasts will prove to be incorrect. Additionally, industry or financial analysts that publish reports about our business may not accurately capture and reflect our transition process. As a result, we may fail to meet their expectations.

If our financial results fail to meet our publicly announced financial guidance or market expectations, analysts could downgrade our common stock or publish unfavorable research that could cause our stock price or trading volume to decline, potentially significantly.

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

We have indebtedness totaling approximately $4.1 billion as of March 31, 2024 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
•events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could, if material and not cured, result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
•subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding variable-rate indebtedness that could cause our debt service obligations to increase significantly; for instance, the U.S. Federal Reserve, along with central banks around the world, has raised benchmark interest rates significantly;
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

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology (including building AI capabilities into our offerings), innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support and security. If we are unable to compete based on such factors, we could lose customers or we may experience reduced profitability from our customers and our results of operations and business prospects could be harmed. We have a large portfolio of services and we need to allocate financial, personnel and other resources across all services while competing with companies that have smaller portfolios or specialize in one or more of our service lines. As a result, we may invest less in certain business areas than our competitors do, and competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, competitors may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. For example, we recently entered a strategic partnership with a third-party cloud infrastructure provider to accelerate customer cloud adoption and digital transformation. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules, which is affected by a multitude of factors, including climate change. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected. If any third-party providers unexpectedly terminate our agreement, we would be forced to incur additional expenses to locate alternative providers and may experience outages or disruptions to our service. In addition, many public cloud infrastructure providers have also entered into strategic partnerships with our competitors. These alliances may result in more compelling product and service offerings than those we offer.

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

There are inherent climate-related risks wherever business is conducted. Climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our worldwide business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. We have facilities around the world and our facilities, our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause loss of power or water access to data centers and service disruptions, resulting in contractual fines or loss of business. Our data centers require water for cooling purposes, and severe droughts or other extreme weather events or atmospheric changes that result in water scarcity, particularly in high-stress water areas, could adversely impact our ability to continue to operate or utilize data centers that we own or lease. Additionally, our customers’ facilities may be impacted by climate change-related weather events or effects, which may impact our ability to serve our customers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

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

While we have in the past and may at times continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Certain of our commitments, goals and other ESG-related disclosures are based on estimates, including, for example, our risk cost estimates disclosed in our voluntary climate change disclosures, and, even though we currently do not expect such costs to be material, they may attract regulatory or stakeholder attention or result in additional disclosure requirements in the future. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, or not in keeping with particular standards or best practices or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various jurisdictions. Sustainability and ESG-related regulations are evolving rapidly, and operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure or inability to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may experience in the future, higher than anticipated levels of employee attrition. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. Additionally, we may be unable to hire or retain talent who are trained in artificial intelligence, machine learning and advanced algorithms, to keep pace with the rapid and continuous technological changes in our industry. Immigration laws in the countries in which we operate are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas in the U.S. may impact our ability to hire talent that we need to enhance our products and services and for our operations. It is also difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our international personnel. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Our business is primarily non-unionized, but we have unions and works councils in Europe, Australia, South Korea, South America and Canada, which from time to time may constrain our operational flexibility and efficiency in implementing business decisions and introducing new technologies, tools or processes within our desired timeframe. Activism of employee populations could result in higher costs and operational changes to establish new relationships with worker representatives.

Prolonged periods of inflation have an adverse effect on general economic conditions and consumer budgeting, which could impact our profitability and have a material adverse effect on our business and results of operations, especially for customer contracts where we do not have adequate inflation protections.

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

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases. Approximately 71% of revenues earned during fiscal 2024 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations that use a different currency from where we generate our revenue.

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

We operate in approximately 65 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry-specific insurance processing in the U.K., which is regulated by authorities in the U.K. and elsewhere, such as the U.K.’s Financial Conduct Authority and His Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction, along with industry regulations such as regulation by bank regulators in the U.S. and Europe. These regulations and environments are also subject to change. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may require us to develop additional artificial intelligence-specific compliance programs.

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

Our operations are also subject to a broad array of domestic and international environmental, health, and safety laws and regulations, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the clean-up of contaminated sites. Certain laws may also impose liability without regard to fault or the legality of the original conduct. Environmental costs and accruals are presently not material to our operations, cash flows or financial position; and, we do not currently anticipate material capital expenditures for environmental control facilities. However, our failure to comply with these laws or regulations can result in civil, criminal or regulatory penalties, fines, and legal liabilities; suspension, delay or alterations of our operations; damage to our reputation; and restrictions on our operations or sales. Our business could also be affected if new environmental legislation is passed which impacts our current operations and business. For example, if we are unable to comply with fast-moving regulatory requirements, we could be disqualified from requests for proposal processes, leading to a loss of sales as well as unfavorable operating cost impacts.

In addition, as climate change laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we may be required to comply or potentially face market access limitations, fines or reputational injury. For example, various policymakers, such as the SEC, European Union, and the State of California, have adopted or are considering adopting rules that require companies to provide significantly expanded climate- or other ESG-related disclosures, and we expect to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. Other laws, regulations, treaties or initiatives in response to climate change, including, but not limited to, the introduction of a carbon tax, could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations. Moreover, we may experience loss of market share if we are unable to provide competitive products and services that incorporate climate-change mitigations, and if we are unable to achieve and sustain a carbon-neutral business model in a meaningful time frame, we could lose stockholder or customer confidence, resulting in loss of business and loss of access to the financial markets.

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

We have implemented several restructuring plans and may continue to implement cost-takeout measures to realign our cost structure with the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Furthermore, even if we are successful with our cost-takeout efforts, we may not see the benefits of such efforts on our financial condition, results of operations and cash flows. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, which in the past have caused issues with our service delivery. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. There are also significant costs associated with restructuring which can have a significant impact on our earnings and cash flow. Furthermore, cost-takeout measures require compliance with numerous laws and regulations, including local labor laws. We may face wrongful termination, discrimination or other legal claims from affected employees that require us to incur substantial costs to defend against, and such claims may significantly increase our severance costs.

If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 12 - "Restructuring Costs."

We may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages, and our intellectual property rights may be infringed by third parties.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties, resulting in claims for damages against us or our customers. Our contracts generally indemnify our customers from claims for intellectual property infringement for the services and equipment we provide under the applicable contracts. We also indemnify certain vendors and customers against claims of intellectual property infringement made by third parties arising from the use by such vendors and customers of our software products and services and certain other matters. Some of the applicable indemnification arrangements may not be subject to maximum loss clauses. The expense and time of defending against these claims may have a material and adverse impact on our profitability. In addition, there is also uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Our use of AI technologies, whether created by us or incorporated from external sources into our offerings, could lead to violation of third-party intellectual property rights, and could require us to incur significant expenses to modify our solutions or otherwise engage in efforts to remain in compliance with the law. If we lose our ability to continue using any such services and solutions because they are found to infringe the rights of others, we will need to obtain substitute solutions or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such solutions, or to replace such solutions in a timely or cost-effective manner, could materially adversely affect our results of operations. Additionally, the publicity resulting from infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

From time to time, we may discover that third parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property is difficult and expensive, and we may therefore not always be aware of such unauthorized use or misappropriation, or have adequate resources to enforce our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, market or distribute our intellectual property rights or technology, and our competitive position and results of operations could be harmed and our legal costs could increase.

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

We have experienced, and may continue to experience, delays and shortages of certain necessary components to the services and solutions we offer our clients resulting from issues with the global supply chain, the economic downturns, the rising inflation, the conflicts between Russia and Ukraine and conflicts in the Middle East, and any disruptions at our suppliers. This shortage may increase component delivery lead times and costs to source available components and delay the delivery of our hardware products and services, which may adversely affect our ability to comply with our contracts and our ability to support our existing customers and our growth through sales to new customers. In the event of a component shortage or interruptions at a supplier, we may not be able to develop alternate sources quickly, cost effectively, or at all. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

We may be exposed to negative publicity and other potential risks if we are unable to maintain effective disclosure controls and internal control over financial reporting.

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

As noted in Note 20 - "Commitments and Contingencies," we are currently party to a number of disputes that involve or may involve litigation or arbitration, including securities litigation in which we and certain of our current or former officers and directors have been named as defendants. The result of these and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, including in the form of legal fees and/or damages, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

We are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For more details, including on current tax examinations of our income tax returns by tax authorities, see Note 14 – “Income Taxes.”

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

The 2017 Tax Cuts & Jobs Act ("TCJA") significantly changed the federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, introducing new anti-base erosion provisions and the ability to expense research and experimentation costs. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions, while other changes, such as the requirement to capitalize research and development costs became effective for tax years beginning after December 31, 2021 and became applicable to the Company starting in fiscal year 2023. Additionally, starting in fiscal year 2027, certain foreign earnings and earnings that may be subject to the Base Erosion and Anti-Abuse Tax may be subject to higher U.S. tax rates.

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

In January 2019, the Organization for Economic Co-operation and Development (“OECD”) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion (“GloBE”) Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. Such rules are being or may be implemented in many jurisdictions, including the United States. When and how these Pillar Two rules are adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase our provision for income taxes. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the Internal Revenue Service (“IRS”) or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have on our income tax provision.

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

General Risk Factor

The price of our securities is subject to market and other conditions and may be volatile.

Our stock price is subject to changes in financial analysts’ earnings estimates, valuation and recommendations, our credit ratings and other factors beyond our control such as the inflationary pressures, other macroeconomic factors and the impact on customer demand. Speculation and market sentiment over our results of operations, financial condition and transformation journey can also cause changes in our stock price. In addition to economic, political and market conditions, our stock price may be adversely impacted if our financial results are inconsistent with earlier projections or market expectations, announcements of new products or new technologies by us, our competitors or our customers, or announcements of major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

We issue debt securities from time to time, with a variety of different maturities and in different currencies. The value of our debt securities fluctuates based on many factors, including the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental and stock exchange regulations and other factors over which we have little or no control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management (“ERM”) program, and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments and penetration testing designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers such as forensic analysts, third party security reviewers, and other consultants such as outside counsel, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We could be held liable for damages, our reputation could suffer, and our business may be materially impacted due to service interruptions, from security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data”.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Cybersecurity is considered a critical risk area at DXC and is integrated into the Company’s overall ERM program, which includes maintaining the ERM framework, evaluating risk appetite, and monitoring evolving risks and the effectiveness of mitigations. Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Nominating/Corporate Governance Committee oversight of cybersecurity and other information security risks. The Nominating/Corporate Governance Committee oversees management’s efforts to identify, assess, mitigate, and remediate material information security risks. Similarly, the Audit Committee oversees our disclosure controls and procedures, which include cybersecurity reporting disclosure controls.

The Nominating/Corporate Governance Committee receives reports from the Global Chief Information Security Officer (“Global CISO”) on the Company’s information security program at each regular quarterly Committee meeting. In addition, management updates the Nominating/Corporate Governance Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant. The Nominating/Corporate Governance Committee chair then provides an overview of the information security reports to the full Board at each regular quarterly Board meeting. In fiscal 2024, the full Board also received a briefing from management on our enterprise risk management program.

Our management team, including our Global CISO, Chief Operating Officer ("COO"), Chief Information Officer ("CIO"), General Manager of Cloud Infrastructure and ITO, and General Counsel, comprise our Security Steering Committee ("SCC") and are responsible for assessing and managing our material risks from cybersecurity threats. Our Global CISO and our General Manager of Cloud Infrastructure and ITO have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Global CISO has extensive experience assessing and managing cybersecurity-related risks and implementing related policies, procedures, and strategies. Our Global CISO has served in leadership roles related to information security for over 28 years, including serving as a Deputy CISO at another company since 2005, then as its CISO since 2017 and as DXC’s Global CISO since May 2019. Similarly, our General Manager of Cloud Infrastructure and ITO is a well-known industry leader with more than 20 years of experience in the technology industry and has been with DXC since 2020.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The SCC also analyzes emerging global cyber security risks and uses the expertise of its members to review DXC’s current security posture and consider steps to take to mitigate such risks and implement improvements where it deems necessary.

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Ashburn, VA. We own or lease numerous offices and data centers in approximately 360 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by both segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-locations, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2024:

	Approximate Square Feet (in millions)
Geographic Area	Owned	Leased	Total
United States	2.1	0.8	2.9
EMEA	0.9	2.8	3.7
APAC	0.9	1.8	2.7
All other	0.8	0.1	0.9
Real estate in restructuring	—	1.7	1.7
Inactive space	1.0	0.4	1.4
Sublet space	0.4	—	0.4
Assets held for sale	0.1	—	0.1
Total	6.2	7.6	13.8

	Approximate Square Feet (in millions)
Type	Owned	Leased	Total
Offices	1.7	4.1	5.8
Data centers	3.0	1.4	4.4
Real estate in restructuring	—	1.7	1.7
Inactive space	1.0	0.4	1.4
Sublet space	0.4	—	0.4
Assets held for sale	0.1	—	0.1
Total	6.2	7.6	13.8

We believe that the facilities described above are suitable and adequate to meet our current and anticipated requirements. See Note 7 - "Property and Equipment," which provides additional information related to our land, buildings and leasehold improvements, and Note 5 - "Leases," which provides additional information related to our real estate lease commitments.

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

Number of Holders

As of May 6, 2024, there were 37,204 holders of record of our common stock.

Dividends

The Board indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021. As of March 31, 2024, the Company does not intend to reinstate its quarterly cash dividends.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	3,644,527	$23.05	3,644,527	$645,471,510
February 1, 2024 to February 29, 2024	1,372,062	$21.57	1,372,062	$615,871,715
March 1, 2024 to March 31, 2024	1,153,314	$20.81	1,153,314	$591,871,924
Total	6,169,903	$22.30	6,169,903

On April 3, 2017, we announced the establishment of a share repurchase plan approved by the Board with an initial authorization of $2.0 billion for future repurchases of outstanding shares of our common stock. On November 8, 2018, our Board approved an incremental $2.0 billion share repurchase authorization. During fiscal 2024, DXC completed the remaining share repurchases under the above authorizations.

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

See Note 15 - "Stockholders' Equity" for more information.

Performance Graph

The following graph compares the cumulative return on our common stock for the most recent five years, with the cumulative return on the Standard & Poor’s 600 Stock Index ("S&P 600 Index"), Standard & Poor's 600 Information Technology Index ("S&P 600 Information Technology Index"), Standard & Poor’s 500 Stock Index ("S&P 500 Index"), and Standard & Poor’s North American Technology Index ("S&P North American Technology Index"). Going forward, the Company will replace the S&P 500 Index and the S&P North American Technology Index with the S&P 600 Index and the S&P 600 Information Technology Index, as we concluded that the companies included therein are our closer competitors or are of a more similar size with us. The graph assumes that $100 was invested at the market close on April 1, 2019 (the first trading day of fiscal 2020) in our common stock, and the relevant comparison indices. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return

The following table provides total shareholder returns assuming $100 was invested on April 1, 2019, with annual returns using our fiscal year-end date:

Company/Market/Peer Group	2020	2021	2022	2023	2024
DXC Technology Company	(80.0)%	140.0%	4.0%	(22.0)%	(17.0)%
S&P 500 Index	(10.0)%	54.0%	14.0%	(9.0)%	28.0%
S&P North American Technology Index	1.0%	71.0%	8.0%	(12.0)%	52.0%
S&P 600 Index	(28.0)%	93.0%	—%	(10.0)%	14.0%
S&P 600 Information Technology Index	(13.0)%	92.0%	2.0%	(5.0)%	6.0%

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management's Discussion and Analysis (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2024 and our financial condition as of March 31, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2024 and fiscal 2023. A comparison of our results of operations and liquidity and capital resources for fiscal 2023 and fiscal 2022 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on May 19, 2023.

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

Key Metrics

Key metrics for fiscal 2024 compared to fiscal 2023 are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $13.67 billion, down 5.3% compared to prior year period, and down 4.1% on an organic basis;
•Diluted earnings (loss) per share of $0.46, compared to $(2.48) in fiscal 2023; adjusted diluted earnings per share of $3.13, compared to $3.47 in fiscal 2023, a decrease of 9.8%;
•Operating cash flow of $1,361 million, less capital expenditures of $605 million, resulted in free cash flow of $756 million;
•Returned $883 million to shareholders through share repurchases in fiscal 2024.

Results of Operations

The following table provides financial data for fiscal 2024 and 2023:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2024	March 31, 2023
Revenues	$13,667	$14,430

Income (loss) before income taxes	109	(885)
Income tax expense (benefit)	23	(319)
Net income (loss)	$86	$(566)

Diluted income (loss) per common share:	$0.46	$(2.48)

Revenues

Our revenues by geography and operating segments are provided below:

	Fiscal Years Ended			Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	Percentage Change	Constant Currency March 31, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$3,909	$4,320	(9.5)%	$3,909	(9.5)%
United Kingdom	1,881	1,883	(0.1)%	1,802	(4.3)%
Other Europe	4,267	4,429	(3.7)%	4,130	(6.8)%
Australia	1,261	1,449	(13.0)%	1,312	(9.5)%
Other International	2,349	2,349	—%	2,418	2.9%
Total Revenues	$13,667	$14,430	(5.3)%	$13,571	(6.0)%

Reportable Segments
GBS	$6,820	$6,960	(2.0)%	$6,796	(2.4)%
GIS	6,847	7,470	(8.3)%	6,775	(9.3)%
Total Revenues	$13,667	$14,430	(5.3)%	$13,571	(6.0)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

Total revenue for fiscal 2024 was $13.7 billion, a decrease of $763 million or 5.3%, compared to the prior fiscal year. The 5.3% decrease against the comparative period includes a 0.7% favorable foreign currency exchange rate impact, a 1.9% decline in revenue from the disposition of certain businesses, and a 4.1% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

The favorable foreign currency exchange rate impact is primarily driven by the weakening of the U.S. dollar against the British Pound and Euro.

For a discussion of risks associated with our foreign operations, see Part I, Item 1A - "Risk Factors."

Global Business Services

GBS revenues were $6.8 billion for fiscal 2024, a decrease of $140 million or 2.0% compared to fiscal 2023. The 2.0% decrease against the comparative period includes a 3.8% decline in revenue from the disposition of certain businesses, partially offset by 1.4% organic revenue growth from additional services provided to new and existing customers and a 0.4% favorable foreign currency exchange rate impact.

Global Infrastructure Services

GIS revenues were $6.8 billion for fiscal 2024, a decrease of $623 million or 8.3% compared to fiscal 2023. The 8.3% decrease against the comparative period includes a 1.0% favorable foreign currency exchange rate impact offset by a 9.3% decline in organic revenue from project completions, early terminations, and lower resale revenue.

Costs and Expenses

Our total costs and expenses were as follows:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2024	March 31, 2023	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$10,576	$11,246	$(670)	(6.0)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,244	1,375	(131)	(9.5)
Depreciation and amortization	1,404	1,519	(115)	(7.6)
Restructuring costs	111	216	(105)	(48.6)
Interest expense	298	200	98	49.0
Interest income	(214)	(135)	(79)	58.5
Gain on disposition of businesses	(79)	(190)	111	(58.4)
Other expense (income), net	218	1,084	(866)	(79.9)
Total costs and expenses	$13,558	$15,315	$(1,757)	(11.5)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs ("COS"), were $10.6 billion for fiscal 2024, a decrease of $670 million compared to the prior fiscal year.

The $670 million decrease in expenses against the prior fiscal year was primarily due to a reduction in labor costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts, partially offset by a $9 million severance expense in the third quarter of fiscal 2024 related to the departure of the Company’s prior Chief Executive Officer and an unfavorable foreign currency exchange rate impact of $64 million.

Gross margin (Revenues less COS as a percentage of revenue) was 22.6% for fiscal 2024, an increase of 50 basis points against the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), was $1.2 billion for fiscal 2024, a decrease of $131 million compared to the prior fiscal year.

The $131 million decrease in expenses against the prior fiscal year was primarily due to a reduction of $30 million in costs related to merger related indemnification expenses, a decrease of $9 million in transaction, separation and integration-related (“TSI”) costs, and lower professional services and other vendor-related expenses in fiscal 2024. In addition, the prior year included a $29 million expense for arbitration-related losses and an $8 million expense for the SEC Matter. These decreases in expense were partially offset by a $5 million unfavorable foreign currency exchange rate impact.

SG&A as a percentage of revenue was 9.1% for fiscal 2024, a favorable decrease of 40 basis points against the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $433 million for fiscal 2024, a decrease of $86 million compared to the prior fiscal year. The decrease in depreciation expense was primarily due to lower average net property and equipment balances.

Amortization expense was $971 million for fiscal 2024, a decrease of $29 million compared to the prior fiscal year. The decrease in amortization expense was primarily due to lower software amortization and customer related intangible amortization, partially offset by an increase in transition and transformation contract cost amortization.

Restructuring Costs

During fiscal 2024, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. Total restructuring costs recorded, net of reversals, during fiscal 2024 were $111 million, a decrease of $105 million compared to the prior fiscal year, primarily from a reduction in workforce-related expenses.

See Note 12 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

For fiscal 2024, net interest expense (interest expense less interest income) was $84 million, an increase of $19 million as compared to the prior fiscal year.

The increase in net interest expense against the comparative period was primarily due to higher interest rates globally that increased interest expense from securitization and commercial paper borrowings.

Gain on Disposition of Businesses

During fiscal 2024, the Company sold insignificant businesses and a strategic investment, and made adjustments to estimated amounts from prior years' dispositions that resulted in a net gain of $79 million.

During fiscal 2023, the Company had a net gain of $190 million from the disposition of certain businesses, including a pre-tax gain of $215 million from the sale of its FDB business, partially offset by a loss of $25 million from the sale of certain insignificant businesses.

Other Expense (Income), Net

Other expense (income), net comprises non-service cost components of net periodic pension income, pension and OPEB actuarial and settlement losses, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, gains on sales of assets, and other miscellaneous gains and losses.

The components of other expense (income), net for fiscal 2024 and 2023 were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	Dollar Change
Non-service cost components of net periodic pension (income) expense	$(145)	$(251)	$106
Pension and OPEB actuarial and settlement losses (gains)	445	1,431	(986)
Foreign currency (gain) loss	(7)	(15)	8
Gain on sale of assets	(40)	(90)	50
Other (gain) loss	(35)	9	(44)
Total	$218	$1,084	$(866)

Other expense (income), net, was $218 million in fiscal 2024, a decrease of $866 million against the prior fiscal year. The change against the prior fiscal year was primarily due to:

•net periodic pension income decreased by $106 million primarily due to changes in expected returns on assets and other actuarial assumptions;
•pension and OPEB actuarial and settlement losses decreased by $986 million from mark-to-market adjustments and other settlement gains and losses;
•foreign currency gains decreased $8 million primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•a decrease in gains from sales of assets of $50 million; and
•an increase in other gains of $44 million, primarily from the sale of a strategic investment in fiscal 2024 and an impairment loss recorded in fiscal 2023.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2024 and 2023 was 21.1% and (36.0)%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 14 - "Income Taxes."

In fiscal 2024, the ETR was primarily impacted by:
•Changes in foreign jurisdictional losses that decreased the ETR by $160 million and 146.8%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•Income tax and foreign tax credits, which decreased income tax expense and decreased the ETR by $101 million and 92.7%, respectively, offset by tax expense on U.S. international tax inclusions, which increased tax expense and increased the ETR by $39 million and 35.8%, respectively.
•Foreign withholding taxes, which increased income tax expense and increased the ETR by $64 million and 58.7%, respectively.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense of approximately $507 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $582 million, if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We expect court proceedings to progress during calendar year 2024 that may result in resolution of some or all of the litigation matters by the end of fiscal year 2025.

During the third quarter of fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS in December of 2023 and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) in January 2024 to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2025. The Company expects to reach resolution for fiscal and tax return years 2009 through 2021 no earlier than the end of fiscal year 2026, except fiscal year 2012 for which the statute closes in fiscal year 2025, and potentially the years subject to litigation which may be resolved in fiscal year 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $17 million.

Earnings Per Share (EPS)

Diluted EPS for fiscal 2024 was $0.46, an increase of $2.94 compared to the prior fiscal year. The increase in diluted EPS against the prior fiscal year was primarily due to an increase in net income attributable to DXC common stockholders and a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for fiscal 2024 includes $0.44 per share of restructuring costs, $0.03 per share of transaction, separation and integration-related costs, $1.40 per share of amortization of acquired intangible assets, $0.01 per share of merger-related indemnification, $0.04 per share of impairment losses, $1.68 per share of pension and OPEB actuarial and settlement losses, $(0.45) per share of net gains on dispositions, and $(0.49) per share of tax adjustments primarily relating to tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation.

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

One category of expenses excluded from adjusted EBIT, non-GAAP income before income tax, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS is incremental amortization of intangible assets acquired through business combinations, if included, may result in a significant difference in period over period amortization expense on a GAAP basis. We exclude amortization of certain acquired intangible assets as these non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Although DXC management excludes amortization of acquired intangible assets, primarily customer-related intangible assets, from its non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and support revenue generation. Any future transactions may result in a change to the acquired intangible asset balances and associated amortization expense.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2024	March 31, 2023	Dollar (1)	Percent (1)
Income (loss) before income taxes	$109	$(885)	$994	112.3%
Non-GAAP income before income taxes	$932	$1,092	$(160)	(14.7)%
Net income (loss)	$86	$(566)	$652	115.2%
Adjusted EBIT	$1,016	$1,157	$(141)	(12.2)%

(1)The dollar and percent change for the Income (loss) before income taxes and Net income (loss) includes the Pension and OPEB actuarial and settlement gains and losses that were $445 million and $1,431 million for the fiscal years ended March 31, 2024 and March 31, 2023, respectively.

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
•Merger related indemnification – in fiscal 2024, primarily represents the Company’s current estimate of potential liability to HPE for tax related indemnifications; and in fiscal 2023, represents the Company’s then current estimate of potential liability to HPE for tax related indemnifications; indemnification on the Forsyth v. HP Inc. and HPE litigation; and the Company’s final liability to HPE on the Oracle v. HPE litigation. These obligations are related to the HPES merger.
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
•Impairment losses – non-cash charges associated with the permanent reduction in the value of the Company’s assets (e.g., impairment of goodwill and other long-term assets including fixed assets and impairments to deferred tax assets for discrete changes in valuation allowances). Future discrete reversals of valuation allowances are likewise excluded.(2)
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation, and adjustments to transition tax. Income tax expense (benefit) from the impact of merger and divestitures is separately computed based on the underlying transaction. Income tax expense of all other (non-discrete) non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.(3)

(1) During fiscal 2024, the Company sold insignificant businesses and a strategic investment and made adjustments to estimated amounts from prior years’ dispositions that resulted in a net gain of $115 million. During fiscal 2023, the Company had a net gain of $190 million from the disposition of certain businesses, including a pre-tax gain of $215 million from the sale of its FDB business partially offset by a loss of $25 million from the sale of certain insignificant businesses.

(2) Impairment losses on dispositions for fiscal 2024 include $5 million of charges associated with certain strategic investments accounted for within Other income, net. Impairment losses on dispositions for fiscal 2024 included $4 million of Net income attributable to non-controlling interest, net of tax. Impairment losses for fiscal 2023 include an $8 million impairment charge for customer related intangible assets and an $11 million impairment charge associated with a strategic investment.

(3) Tax adjustments for fiscal 2024 include $(92) million of changes in valuation allowances on deferred tax assets, $(7) million of adjustments to transition tax, and $2 million of revaluation of deferred taxes resulting from changes in non-U.S. jurisdiction tax rates. Tax adjustments for fiscal 2023 include $(5) million changes in valuation allowances on deferred tax assets, $(28) million of adjustments to transition tax, and $(87) million of revaluation of deferred taxes resulting from changes in non-U.S. jurisdiction tax rates.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement Gains and Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	109	111	7	354	16	(115)	5	445	—	932
Income tax expense	23	23	1	75	14	(26)	1	109	97	317
Net income	86	88	6	279	2	(89)	4	336	(97)	615
Less: net loss attributable to non-controlling interest, net of tax	(5)	—	—	—	—	—	(4)	2	—	(7)
Net income attributable to DXC common stockholders	$91	$88	$6	$279	$2	$(89)	$8	$334	(97)	$622

Effective Tax Rate	21.1%									34.0%

Basic EPS	$0.46	$0.45	$0.03	$1.42	$0.01	$(0.45)	$0.04	$1.71	$(0.50)	$3.18
Diluted EPS	$0.46	$0.44	$0.03	$1.40	$0.01	$(0.45)	$0.04	$1.68	$(0.49)	$3.13

Weighted average common shares outstanding for:
Basic EPS	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80
Diluted EPS	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78

	Fiscal Year Ended March 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification, Arbitration Loss, and SEC Matter	Gains and Losses on Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement Gains and Losses	Tax Adjustment	Non-GAAP Results
(Loss) income before income taxes	(885)	216	16	402	83	(190)	19	1,431	—	1,092
Income tax (benefit) expense	(319)	44	3	81	31	25	4	291	120	280
Net (loss) income	(566)	172	13	321	52	(215)	15	1,140	(120)	812
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2	—	4
Net (loss) income attributable to DXC common stockholders	$(568)	$172	$13	$321	$52	$(215)	$15	$1,138	$(120)	$808

Effective Tax Rate	36.0%									25.6%

Basic EPS	$(2.48)	$0.75	$0.06	$1.40	$0.23	$(0.94)	$0.07	$4.97	$(0.52)	$3.53
Diluted EPS	$(2.48)	$0.74	$0.06	$1.38	$0.22	$(0.92)	$0.06	$4.89	$(0.52)	$3.47

Weighted average common shares outstanding for:
Basic EPS	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99	228.99
Diluted EPS	228.99	232.62	232.62	232.62	232.62	232.62	232.62	232.62	232.62	232.62

Reconciliations of revenue growth to organic revenue growth are as follows:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
Total revenue growth	(5.3)%	(11.3)%
Foreign currency	(0.7)%	6.0%
Acquisitions and divestitures	1.9%	2.6%
Organic revenue growth	(4.1)%	(2.7)%

GBS revenue growth	(2.0)%	(8.4)%
Foreign currency	(0.4)%	5.9%
Acquisitions and divestitures	3.8%	4.9%
GBS organic revenue growth	1.4%	2.4%

GIS revenue growth	(8.3)%	(13.8)%
Foreign currency	(1.0)%	6.0%
Acquisitions and divestitures	—%	0.6%
GIS organic revenue growth	(9.3)%	(7.2)%

Reconciliations of net income (loss) to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023
Net income (loss)	$86	$(566)
Income tax expense (benefit)	23	(319)
Interest income	(214)	(135)
Interest expense	298	200
EBIT	193	(820)
Restructuring costs	111	216
Transaction, separation and integration-related costs	7	16
Amortization of acquired intangible assets	354	402
Merger-related indemnification	16	46
SEC Matter	—	8
Gains on dispositions	(115)	(190)
Arbitration loss	—	29
Impairment losses	5	19
Pension and OPEB actuarial and settlement losses	445	1,431
Adjusted EBIT	$1,016	$1,157

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2024, our cash and cash equivalents ("cash") were $1.2 billion, of which $0.6 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.1 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations, which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.1 billion held by majority owned consolidated subsidiaries where third parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	Change
Net cash provided by (used in):
Operating activities	$1,361	$1,415	$(54)
Investing activities	(491)	(635)	144
Financing activities	(1,487)	(1,507)	20
Effect of exchange rate changes on cash and cash equivalents	(17)	(97)	80
Cash classified within current assets held for sale	—	10	(10)
Net decrease in cash and cash equivalents	$(634)	$(814)	$180

Cash and cash equivalents at beginning of year	1,858	2,672
Cash and cash equivalents at end of year	$1,224	$1,858

Operating cash flow

Net cash provided by operating activities was $1,361 million and $1,415 million, respectively, in fiscal 2024 and fiscal 2023, reflecting a year-over-year decrease of $54 million. The decrease was primarily due to:

•a decrease in net income, net of adjustments of $214 million; partially offset by
•a $160 million favorable change in working capital primarily from improvements in our cash conversion cycle.

The following table contains certain key working capital metrics:

	Three months ended
	March 31, 2024	March 31, 2023	March 31, 2022
Days of sales outstanding in accounts receivable	69	67	70
Days of purchases outstanding in accounts payable	(64)	(51)	(45)
Cash conversion cycle	5	16	25

Investing cash flow

Net cash used in investing activities was $491 million and $635 million, respectively, in fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $144 million. The change was primarily due to:

•cash inflows of $26 million in fiscal 2024 resulting from various business divestitures, compared with cash outflows from business dispositions of $147 million in fiscal 2023 caused by net cash deposit outflows from the sale of the FDB Business; and
•a $73 million year-over-year decrease in cash outflows from capital expenditures; partially offset by
•a decrease in proceeds from sale of assets and other investing activities of $96 million and $6 million, respectively.

Financing cash flow

Net cash used in financing activities was $1,487 million and $1,507 million, respectively, in fiscal 2024 and fiscal 2023, reflecting a year-over-year change of $20 million. The change was primarily due to:

•a $140 million decrease in cash outflows from commercial paper payments, net of borrowings;
•an $81 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements; and
•$63 million in payments on long term debt in fiscal 2023 that did not occur in fiscal 2024; partially offset by
•a $249 million increase in cash used for share repurchase activity and related taxes paid on net share settlements; and
•a $15 million increase in cash outflows from other financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2024	March 31, 2023
Short-term debt and current maturities of long-term debt	$271	$500
Long-term debt, net of current maturities	3,818	3,900
Total debt	$4,089	$4,400

The $0.3 billion decrease in total debt during fiscal 2024 was primarily due to net decreases in finance lease liabilities, borrowings for asset financing, and commercial paper borrowings.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2024 and March 31, 2023.

As of March 31, 2024, our credit ratings were as follows:

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

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months and beyond. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper and bonds. In addition, we currently utilize and will further utilize accounts receivable sales facilities, and our cross-currency cash pool for liquidity needs. There is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

Our liquidity of $4.4 billion as of March 31, 2024, includes $1.2 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility.

Share Repurchases

See Note 15 - "Stockholders' Equity."

Dividends

To maintain our financial flexibility, we continued to suspend payment of quarterly dividends for fiscal 2024.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables sales facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in the Company's balance sheets. See Note 4 - "Receivables" and Note 20 - "Commitments and Contingencies" for additional information regarding these off-balance sheet arrangements.

Cash Commitments

For a description of the Company’s cash commitments to debt, leases, pension and other benefit plans, and minimum purchase commitments, refer to “Note 10 - Debt,” Note 5 - "Leases,” "Note 20 - Commitments and Contingencies," and “Note 13 - Pension and Other Benefit Plans,” for the estimated future benefit payments under our Pension and OPEB plans.

Our other cash commitments as of March 31, 2024, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
U.S. Tax Reform - Transition Tax(1)	57	(38)	—	—	19
Interest payments(2)	57	85	39	18	199
Total	$114	$47	$39	$18	$218

(1) The transition tax is payable over eight years. We have remitted the first six installment payments. Our remaining liability from the originally computed transition tax in 2018 is $128 million. We are in the process of amending our tax return for historical transactions and other adjustments which are expected to reduce our overall transition tax obligation by approximately $109 million, resulting in a net refund due in the final installment period.
(2) Amounts represent scheduled interest payments on long-term debt.

Critical Accounting Estimates

The preparation of the financial statements, in accordance with GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ materially from those estimates. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets, and loss accruals for litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board.

Revenue Recognition

Most of our revenues are recognized based on objective criteria and do not require significant estimates that may change over time. However, some arrangements may require significant estimates, including contracts which include multiple performance obligations.

Contracts with multiple performance obligations

Many of our contracts require us to provide a range of services or performance obligations to our customers, which may include a combination of services and products and may also contain leases embedded in those arrangements. Significant judgment may be required to determine the appropriate accounting, including whether the elements specified in contracts with multiple performance obligations should be treated as separate performance obligations for revenue recognition purposes, and, when considered appropriate, how the total transaction price should be allocated among the performance obligations and any lease components and the timing of revenue recognition for each. For contracts with multiple performance obligations and lease components, we allocate the contract’s transaction price to each performance obligation and lease component based on the relative standalone selling price. Other than software sales involving multiple performance obligations, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. Certain of our contracts involve the sale of DXC proprietary software, post-contract customer support and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. These methods involve significant judgments and estimates that we assess periodically by considering market and entity-specific factors, such as type of customer, features of the products or services and market conditions.

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

The Organization for Economic Co-operation and Development (“OECD”), along with members of its inclusive framework, have, through the Base Erosion and Profit Shifting project, proposed changes to numerous long-standing tax principles (“Pillar Two Rules”), which imposes a global minimum corporate tax rate of 15%. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules, which are effective from January 1, 2024, and several other countries are also considering changes to their tax laws to implement it. When and how these rules are adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $480 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position based on its future strategy and cash needs.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, historical and projected taxable income as well as deferred tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.3 billion as of March 31, 2024, due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors such as when inputs or estimates used in determining valuation allowances significantly change or upon the receipt of new information.

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

Our weighted average rates used were:

	March 31, 2024	March 31, 2023
Discount rates	4.5%	2.7%
Expected long-term rates of return on assets	6.0%	4.3%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact that changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2024:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	50 basis points	$(38)	$38
Expected long-term return on plan assets	(50) basis points	$38	$(38)

Discount rate	50 basis points	$10	$(441)
Discount rate	(50) basis points	$(13)	$497

Valuation of Assets

We review long-lived assets, intangible assets, and goodwill for impairment in accordance with our accounting policy disclosed in Note 1 - "Summary of Significant Accounting Policies." Assessing the fair value of assets involves significant judgment including estimation of future cash flows, the timing of such cash flows, and discount rates reflecting the risk inherent in projecting future cash flows. The valuation of long-lived and intangible assets involves management estimates about future values and remaining useful lives of assets, particularly purchased intangible assets. These estimates are subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and forecasts.

Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities, and goodwill to reporting units and determination of the fair value of each reporting unit. The identification of reporting units requires consideration of components of the operating segments and whether or not there is discrete financial information available that is regularly reviewed by management. Additionally, we consider whether or not it is reasonable to aggregate components that have similar economic characteristics. The assumptions used to estimate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these assumptions may be impacted by a significant change in the business climate, established business plans, operating performance indicators or competition which could materially affect the estimates of fair value for each reporting unit.

We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using performance-metric market multiples. The discount rate used in an income approach is based on our weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to a reporting unit's ability to generate the projected future cash flows.

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during both fiscal years 2024 and 2023 due primarily to the volatility of the Euro, British Pound, and Australian Dollar in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other expense (income), net in the statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes, these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items. Therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive loss, net of taxes in the statements of comprehensive income and subsequently classified into net income in the period the hedged transactions are recognized in net income.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar; see Note 11 - "Revenue." During fiscal 2024, approximately 71% of our revenues were generated outside of the United States. For the year ended March 31, 2024, a hypothetical 10% increase (decrease) in the value of the U.S. dollar against all currencies would have decreased (increased) revenues by approximately 7.1%, or $1.0 billion. The majority of this fluctuation would be offset by expenses incurred in local currency. To the extent that we were not able to match local currency revenues with local currency expenses, there would be an impact to our results of operations and cash flows.

Interest Rate Risk

As of March 31, 2024, we had outstanding debt with varying maturities for an aggregate carrying amount of $4.1 billion, of which none was floating interest rate debt. As of March 31, 2024, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our balance sheet as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company
Ashburn, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

Certain of the Company’s contracts with customers involve multiple performance obligations and may contain embedded leases, which are assessed for classification and are typically recognized either as sales-type leases or as operating leases. When the Company enters into such arrangements, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price. These conclusions could impact the timing of revenue recognition.

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

•We analyzed the population of material revenue arrangements that were new or modified during the year and performed the following procedures on a selection of new or modified contracts:

–Obtained and read the customer contract and evaluated management’s identification of performance obligations.

–Evaluated management’s determination of standalone selling price for the identified performance obligations.

–Recalculated the transaction price and tested the allocation of transaction price to each performance obligation.

–Evaluated the pattern of delivery and revenue recognition timing for each performance obligation.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 16, 2024

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,224	$1,858
Receivables and contract assets, net of allowance for doubtful accounts of $35 and $47	3,253	3,441
Prepaid expenses	512	565
Other current assets	146	255
Assets held for sale	—	5
Total current assets	5,135	6,124
Intangible assets, net of accumulated amortization of $5,792 and $5,670	2,130	2,569
Operating lease assets, net	731	909
Goodwill	532	539
Deferred income taxes, net	804	460
Property and equipment, net of accumulated depreciation of $3,515 and $4,111	1,671	1,979
Other assets	2,857	3,247
Assets held for sale - non-current	11	18
Total Assets	$13,871	$15,845
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$271	$500
Accounts payable	846	782
Accrued payroll and related costs	558	569
Operating lease liabilities	282	317
Accrued expenses and other current liabilities	1,437	1,836
Deferred revenue and advance contract payments	866	1,054
Income taxes payable	134	120
Liabilities related to assets held for sale	—	9
Total current liabilities	4,394	5,187
Long-term debt, net of current maturities	3,818	3,900
Non-current deferred revenue	671	788
Non-current income tax liabilities and deferred income taxes	556	587
Non-current operating lease liabilities	497	648
Non-current pension obligations	423	463
Other long-term liabilities	446	449
Liabilities related to assets held for sale - non-current	—	3
Total Liabilities	10,805	12,025
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2024 and March 31, 2023	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 183,430,878 as of March 31, 2024 and 218,058,482 as of March 31, 2023	2	2
Additional paid-in capital	7,599	9,121
Accumulated deficit	(3,839)	(4,665)
Accumulated other comprehensive loss	(732)	(774)
Treasury stock, at cost, 4,591,340 and 3,333,592 shares as of March 31, 2024 and March 31, 2023	(219)	(187)
Total DXC stockholders’ equity	2,811	3,497
Non-controlling interest in subsidiaries	255	323
Total Equity	3,066	3,820
Total Liabilities and Equity	$13,871	$15,845

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2024	March 31, 2023	March 31, 2022

Revenues	$13,667	$14,430	$16,265

Costs of services (excludes depreciation and amortization and restructuring costs)	10,576	11,246	12,683
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,244	1,375	1,408
Depreciation and amortization	1,404	1,519	1,717
Restructuring costs	111	216	318
Interest expense	298	200	204
Interest income	(214)	(135)	(65)
Debt extinguishment costs	—	—	311
Gain on disposition of businesses	(79)	(190)	(371)
Other expense (income), net	218	1,084	(1,081)
Total costs and expenses	13,558	15,315	15,124

Income (loss) before income taxes	109	(885)	1,141
Income tax expense (benefit)	23	(319)	405
Net income (loss)	86	(566)	736
Less: net (loss) income attributable to non-controlling interest, net of tax	(5)	2	18
Net income (loss) attributable to DXC common stockholders	$91	$(568)	$718

Income (loss) per common share:
Basic	$0.46	$(2.48)	$2.87
Diluted	$0.46	$(2.48)	$2.81

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022

Net income (loss)	$86	$(566)	$736
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	39	(336)	(86)
Cash flow hedges adjustments, net of tax (2)	7	(17)	11
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (3)	(6)	(2)	9
Amortization of prior service cost, net of tax (4)	(5)	(36)	(6)
Pension and other post-retirement benefit plans, net of tax	(11)	(38)	3
Other comprehensive income (loss), net of taxes	35	(391)	(72)
Comprehensive income (loss)	121	(957)	664
Less: comprehensive (loss) income attributable to non-controlling interest	(12)	—	29
Comprehensive income (loss) attributable to DXC common stockholders	$133	$(957)	$635

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(4), $2, and $5 for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.
(2) Tax expense (benefit) related to cash flow hedge adjustments was $3, $(6), and $2 for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.
(3) Tax (benefit) expense related to prior service costs was $0, $(1), and $2 for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.
(4) Tax benefit related to amortization of prior service costs was $1, $15, and $2 for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$86	$(566)	$736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,433	1,551	1,742
Operating right-of-use expense	353	404	484
Pension & other post-employment benefits, actuarial & settlement losses (gains)	445	1,431	(684)
Share-based compensation	109	108	101
Deferred taxes	(416)	(609)	255
Gain on dispositions	(131)	(260)	(421)
Provision for losses on accounts receivable	—	(1)	5
Unrealized foreign currency exchange (gains) losses	(7)	8	(12)
Impairment losses and contract write-offs	18	47	51
Debt extinguishment costs	—	—	311
Amortization of debt issuance costs and discount	5	4	—
Cash surrender value in excess of premiums paid	(14)	(17)	(24)
Other non-cash charges, net	9	4	15
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	176	412	228
Decrease (Increase) in prepaid expenses and other current assets	211	(119)	(48)
Decrease in accounts payable and accruals	(278)	(424)	(714)
Increase (Decrease) in income taxes payable and income tax liability	13	(161)	(315)
Decrease in operating lease liability	(353)	(404)	(484)
(Decrease) Increase in advance contract payments and deferred revenue	(290)	11	270
Other operating activities, net	(8)	(4)	5
Net cash provided by operating activities	1,361	1,415	1,501

Cash flows from investing activities:
Purchases of property and equipment	(182)	(267)	(254)
Payments for transition and transformation contract costs	(198)	(223)	(209)
Software purchased and developed	(225)	(188)	(295)
Business dispositions	26	(147)	533
Proceeds from sale of assets	75	171	100
Proceeds from short-term investing	—	—	24
Other investing activities, net	13	19	41
Net cash used in investing activities	(491)	(635)	(60)

Cash flows from financing activities:
Borrowings of commercial paper	1,784	1,514	1,068
Repayments of commercial paper	(1,887)	(1,757)	(905)
Borrowings on long-term debt	—	—	19
Principal payments on long-term debt	—	(63)	(2,872)
Payments on finance leases and borrowings for asset financing	(430)	(511)	(990)
Proceeds from bond issuance	—	—	2,918
Proceeds from stock options and other common stock transactions	—	2	13
Taxes paid related to net share settlements of share-based compensation awards	(35)	(17)	(18)
Repurchase of common stock	(898)	(669)	(628)

Payments for debt extinguishment costs	—	—	(344)
Other financing activities, net	(21)	(6)	(79)
Net cash used in financing activities	(1,487)	(1,507)	(1,818)
Effect of exchange rate changes on cash and cash equivalents	(17)	(97)	29
Net decrease in cash and cash equivalents including cash classified within current assets held for sale	(634)	(824)	(348)
Cash classified within current assets held for sale	—	10	52
Net decrease in cash and cash equivalents	(634)	(814)	(296)
Cash and cash equivalents at beginning of year	1,858	2,672	2,968
Cash and cash equivalents at end of year	$1,224	$1,858	$2,672

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2021	257,053	$3	$10,761	$(5,331)	$(302)	$(158)	$4,973	$335	$5,308
Net income	`			718			718	18	736
Other comprehensive loss					(83)		(83)	11	(72)
Share-based compensation expense			80				80		80
Acquisition of treasury stock						(15)	(15)		(15)
Share repurchase program	(18,819)		(796)	162			(634)		(634)
Stock option exercises and other common stock transactions	2,274		12				12		12
Non-controlling interest distributions and other				1			1	(41)	(40)
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375

(1)2,878,079 treasury shares as of March 31, 2022

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net loss				(568)			(568)	2	(566)
Other comprehensive loss					(389)		(389)	(2)	(391)
Share-based compensation expense			98				98		98
Acquisition of treasury stock						(14)	(14)		(14)
Share repurchase program(2)	(24,437)	(1)	(1,036)	354			(683)		(683)
Stock option exercises and other common stock transactions	1,987		1				1		1
Non-controlling interest distributions and other			1	(1)			—		—
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820

(1)3,333,592 treasury shares as of March 31, 2023

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				91			91	(5)	86
Other comprehensive income					42		42	(7)	35
Share-based compensation expense			107				107		107
Acquisition of treasury stock						(32)	(32)		(32)
Share repurchase program(2)	(38,445)		(1,626)	734			(892)		(892)
Stock option exercises and other common stock transactions	3,818						—		—
Non-controlling interest distributions and other			(3)	1			(2)	(56)	(58)
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066

(1) 4,591,340 treasury shares as of March 31, 2024
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

Our approximately 130,000 people in about 65 countries are entrusted by our customers, close to half of today’s Fortune 500 companies. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"), to provide solutions that modernize operations and drive innovation across our customers' entire IT estate.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statements of Comprehensive Income (Loss) as the "statements of comprehensive income," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Consolidated Financial Statements (“Notes”) in this Annual Report on Form 10-K.

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

Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether DXC obtains substantially all economic benefits from and has the ability to direct the use of the asset. Operating leases are reported as operating right-of-use ("ROU") assets, net, with the associated liabilities included in current operating lease liabilities and non-current operating lease liabilities in DXC's balance sheets. Finance leases are included in property and equipment, net, and the associated liabilities are included in short-term debt and current maturities of long-term debt and long-term debt, net of current maturities in DXC's balance sheets.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement based on the present value of fixed or in-substance fixed lease payments over the lease term. Leased assets are recognized at commencement based on the leased liability plus any lease payments made at or before lease commencement and excluding any lease incentives.

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

The Company's lease terms may include options to extend or terminate the lease. Leased assets and lease liabilities include these options when it is reasonably certain that they will be exercised. The Company's lease arrangements generally do not contain any residual value guarantees or material restrictive covenants.

Operating lease expense, which includes interest, is recognized on a straight-line basis over the lease term with variable payments, primarily related to the operational costs for the Company's leased real estate for offices, recognized as incurred. Assets obtained under finance leases are recorded as fixed assets and depreciated over the shorter of the depreciable life of the asset or the lease term with interest recognized as it is incurred.

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

DXC determines revenue recognition through the five-step model as follows:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the identified performance obligations
•Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the statements of comprehensive income and recorded as part of accumulated other comprehensive loss.

Derivative Instruments

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815 “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting include interest rate swaps and foreign currency forward and option contracts. Changes in the fair value measurements of these derivative instruments are reflected as adjustments to other comprehensive income (loss) and subsequently reclassified into earnings in the period during which the hedged transactions occurred. Any ineffectiveness or excluded portion of a designated hedge is recognized in earnings.

The Company also has entered into certain net investment hedges. Changes in the fair value of net investment hedges are recorded in the currency translation adjustment section of other comprehensive income (loss) and subsequently reclassified into earnings in the period the hedged item affects earnings. The Company excludes forward points from the effectiveness assessment of its net investment hedges. Changes in fair value of the excluded component are recognized in earnings.

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

New Accounting Pronouncements

During fiscal 2024, the following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

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

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC's consolidated financial statements.

Note 2 - Divestitures

Fiscal 2024 Divestitures

During fiscal 2024, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $79 million.

Fiscal 2023 Divestitures

During fiscal 2023, DXC completed the sale of its German financial services subsidiary ("FDB" or the "FDB Business") to the FNZ Group ("FNZ") for €308 million (approximately $329 million), resulting in a pre-tax gain of approximately $215 million. Included in the FDB sale was AXA Bank Germany, a German retail bank, that DXC acquired for total consideration of $101 million on January 1, 2021.

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

Note 3 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2024	March 31, 2023	March 31, 2022
Net income (loss) attributable to DXC common shareholders:	$91	$(568)	$718

Common share information:
Weighted average common shares outstanding for basic EPS	195.80	228.99	250.02
Dilutive effect of stock options and equity awards	2.98	—	5.19
Weighted average common shares outstanding for diluted EPS	198.78	228.99	255.21

Earnings (loss) per share:
Basic	$0.46	$(2.48)	$2.87
Diluted	$0.46	$(2.48)	$2.81

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Stock Options	953,126	523,969	510,933
RSUs	1,137,403	3,242,461	6,500
PSUs	37,504	3,380,812	37,821

Note 4 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2024	March 31, 2023
Billed trade receivables	$1,433	$1,530
Unbilled receivables	1,124	1,105
Other receivables	696	806
Total	$3,253	$3,441

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the change in balance for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023
Beginning balance	$47	$55
Provisions for losses on accounts receivable	—	(1)
Other adjustments to allowance and write-offs	(12)	(7)
Ending balance	$35	$47

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2024, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of March 31, 2024. The Receivables Facility was amended on July 28, 2023, extending the termination date to July 26, 2024.

As of March 31, 2024, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company's balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature, resulting in no gain or loss recorded on the sale of receivables.

Note 5 - Leases

The Company has operating and finance leases for data centers, corporate offices and certain equipment. Our leases have remaining lease terms of one to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Operating lease cost	$353	$404	$484
Short-term lease cost	28	35	40
Variable lease cost	61	73	73
Sublease income	(19)	(18)	(32)
Total operating costs	$423	$494	$565

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	For the Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$353	$404	$484
ROU assets obtained in exchange for operating lease liabilities(1)	$175	$227	$279

(1) There were $880 million, $1,142 million, and $1,085 million in modifications and terminations in fiscal 2024, 2023, and 2022, respectively. See Note 17 – "Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2024	March 31, 2023
ROU operating lease assets	Operating right-of-use assets, net	$731	$909

Operating lease liabilities	Current operating lease liabilities	$282	$317
Operating lease liabilities	Non-current operating lease liabilities	497	648
Total operating lease liabilities		$779	$965

The weighted-average operating lease term was 3.9 years as of both March 31, 2024 and March 31, 2023. The weighted-average operating lease discount rate was 4.6% and 3.9% as of March 31, 2024 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of March 31, 2024:

	Fiscal Year
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments	$305	$208	$127	$102	$62	$51	$855
Less: imputed interest							(76)
Total operating lease liabilities							$779

Finance Leases

The components of finance lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$137	$218	$346
Interest on lease liabilities	15	17	27
Total finance lease cost	$152	$235	$373

The following table provides supplemental cash flow information related to the Company’s finance leases:

	For the Fiscal Year Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Interest paid for finance lease liabilities – Operating cash flows	$15	$17	$27
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	240	315	501
Total cash paid in the measurement of finance lease obligations	$255	$332	$528

Capital expenditures through finance lease obligations(1)	$105	$102	$233

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2024	March 31, 2023
ROU finance lease assets	Property and Equipment, net	$264	$424

Finance lease	Short-term debt and current maturities of long-term debt	$178	$215
Finance lease	Long-term debt, net of current maturities	242	287
Total finance lease liabilities(1)		$420	$502

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.9 years as of both March 31, 2024 and March 31, 2023. The weighted-average finance lease discount rate was 4.3% and 3.4% as of March 31, 2024 and March 31, 2023, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of March 31, 2024:

	Fiscal Year
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Finance lease payments	$187	$128	$81	$38	$12	$—	$446
Less: imputed interest							(26)
Total finance lease liabilities							$420

Note 6 - Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro, Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2024 and March 31, 2023 were $885 million and $842 million, respectively. As of March 31, 2024, the related forecasted transactions extend through May 2026.

For the fiscal years ended March 31, 2024 and March 31, 2023, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - “Stockholders' Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of March 31, 2024, $2 million of gain related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The notional amount of the foreign currency forward contracts outstanding as of March 31, 2024 and March 31, 2023 was $1.5 billion and $2.5 billion, respectively.

The following table presents the foreign currency (gain) loss to Other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Foreign currency remeasurement (1)	$18	$12	$(39)
Undesignated foreign currency forward contracts (2)	(25)	(27)	52
Total - Foreign currency (gain) loss	$(7)	$(15)	$13

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

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2024	March 31, 2023
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$6	$6
	Accrued expenses and other current liabilities	$3	$13

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$16	$15
	Accrued expenses and other current liabilities	$12	$16

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2024, there were eight counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $9 million.

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

As of March 31, 2024, DXC had $702 million of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2024, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $5 million. As of March 31, 2023, DXC had $272 million of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries.

Note 7 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2024	March 31, 2023
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,917	$1,949
Computers and related equipment	3,142	3,945
Furniture and other equipment	118	185
Construction in progress	9	11
	5,186	6,090
Less: accumulated depreciation	3,515	4,111
Property and equipment, net	$1,671	$1,979

Depreciation expense for fiscal 2024, 2023 and 2022 was $433 million, $519 million and $625 million, respectively.

Note 8 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2024			As of March 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,721	$3,070	$651	$4,009	$3,290	$719
Customer related intangible assets	3,892	2,588	1,304	3,927	2,260	1,667
Other intangible assets	309	134	175	303	120	183
Total intangible assets	$7,922	$5,792	$2,130	$8,239	$5,670	$2,569

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Intangible asset amortization	$759	$796	$865
Transition and transformation contract cost amortization(1)	212	204	227
Total amortization expense	$971	$1,000	$1,092

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future amortization as of March 31, 2024 is as follows:

Fiscal Year	(in millions)
2025	$695
2026	608
2027	417
2028	182
2029	91
Thereafter	137
Total	$2,130

Note 9 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2024 and March 31, 2023, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2023, net	$539	$—	$539

Divestitures	(3)	—	(3)
Foreign currency translation	(4)	—	(4)
Balance as of March 31, 2024, net	$532	$—	$532

Goodwill, gross	5,022	5,066	10,088
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2024, net	$532	$—	$532

(in millions)	GBS	GIS	Total
Balance as of March 31, 2022, net	$617	$—	$617

Divestitures	(60)	—	(60)
Foreign currency translation	(18)	—	(18)
Balance as of March 31, 2023, net	$539	$—	$539

Goodwill, gross	5,029	5,066	10,095
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2023, net	$539	$—	$539

Divestitures are described in Note 2 - "Divestitures." The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

The Company’s annual goodwill impairment analyses, which were performed qualitatively in the second quarter of fiscal years 2024, 2023, and 2022, did not result in an impairment charge. At the end of each fiscal year, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of the end of each respective fiscal year.

Note 10 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2024(1)	March 31, 2023(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	0.00%	2024	$—	$109
Current maturities of long-term debt	Various	2025	93	176
Current maturities of finance lease liabilities	0.01% - 14.59%	2025	178	215
Short-term debt and current maturities of long-term debt			$271	$500

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	700	704
$700 million Senior notes	1.80%	2027	697	696
€750 million Senior notes	0.45%	2028	806	810
$650 million Senior notes	2.375%	2029	646	645
€600 million Senior notes	0.95%	2032	643	646
Finance lease liabilities	0.01% - 14.59%	2025 - 2029	420	502
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2025 - 2029	177	285
Other borrowings	Various	2024	—	3
Long-term debt			4,089	4,291
Less: current maturities			271	391
Long-term debt, net of current maturities			$3,818	$3,900

(1)The carrying amounts of the senior notes as of March 31, 2024 and March 31, 2023, include the remaining principal outstanding of $3,509 million and $3,523 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $17 million and $22 million, respectively.
(2) At DXC's option, DXC can borrow up to a maximum of €1 billion or its equivalent in £ and $.

Fair Value of Debt

The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $3.3 billion and $3.3 billion as of March 31, 2024 and March 31, 2023, respectively, as compared with the carrying value of $3.7 billion and $3.8 billion as of March 31, 2024 and March 31, 2023, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.

Future Maturities of Long-term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding minimum capital lease payments, for fiscal years subsequent to March 31, 2024, are as follows:

Fiscal Year	(in millions)
2025	$93
2026	749
2027	720
2028	812
2029	649
Thereafter	646
Total	$3,669

Note 11 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
United States	$3,909	$4,320	$4,775
United Kingdom	1,881	1,883	2,295
Other Europe	4,267	4,429	5,117
Australia	1,261	1,449	1,549
Other International	2,349	2,349	2,529
Total Revenues	$13,667	$14,430	$16,265

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2024, approximately $17.7 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 41% of these remaining performance obligations in fiscal 2025, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2024	March 31, 2023
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,195	$2,269
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$362	$366
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,537	$1,842

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2024	Twelve Months Ended March 31, 2023
Balance, beginning of period	$1,842	$1,915
Deferred revenue	1,845	2,351
Recognition of deferred revenue	(2,081)	(2,303)
Currency translation adjustment	(3)	(70)
Other	(66)	(51)
Balance, end of period	$1,537	$1,842

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2024	March 31, 2023
Capitalized sales commission costs(1)	$89	$125
Transition and transformation contract costs, net(2)	$751	$778

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Capitalized sales commission costs amortization(1)	$61	$76	$85
Transition and transformation contract cost amortization(2)	$212	$204	$227

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

Note 12 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $111 million, $216 million and $318 million for fiscal 2024, 2023 and 2022, respectively. The costs recorded during fiscal 2024 were largely the result of implementing the Fiscal 2024 Plan as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2024	March 31, 2023
Accrued expenses and other current liabilities	$40	$105
Other long-term liabilities	11	22
Total	$51	$127

Summary of Restructuring Plans

Fiscal 2024 Plan

During fiscal 2024, management approved global cost savings initiatives designed to better align the Company’s workforce, facilities and data centers (the “Fiscal 2024 Plan”).

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2023	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2024
Fiscal 2024 Plan
Workforce Reductions	$—	$24	$—	$(16)	$—	$8
Facilities Costs	—	53	(40)	(8)	(3)	2
	—	$77	(40)	(24)	(3)	10

Fiscal 2023 Plan
Workforce Reductions	$79	$—	$—	$(62)	$—	$17
Facilities Costs	1	24	(13)	(12)	—	—
	80	24	(13)	(74)	—	17

Other Prior Year and Acquired Plans
Workforce Reductions	$45	$(1)	$—	$(21)	$—	$23
Facilities Costs	2	11	(1)	(11)	—	1
	47	10	(1)	(32)	—	24
Total	$127	$111	$(54)	$(130)	$(3)	$51

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for fiscal 2024 is $22 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

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

During fiscal 2023, pension trustees and the Company took actions to reduce the volatility of a defined benefit pension plan in the U.K., including entering into pension risk transfer transactions involving the purchase of annuity contracts for portions of its outstanding defined benefit pension obligations using assets from the pension trust. In connection with this transaction, the pension trustees transferred $1.0 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 5,000 U.K. plan participants. In addition, the Company recognized a noncash pension settlement charge of $361 million, which includes the accelerated recognition of prior service credit that was included in accumulated other comprehensive loss. This transaction is irrevocable, and as a result of the transaction, the pension trustees and the Company were relieved of all responsibility for the related pension obligations and the insurance company is now required to pay and administer the retirement benefits.

The Company accrued $0 million, $0 million and $4 million, for fiscal 2024, 2023 and 2022, respectively, as additional contractual termination benefits for certain employees as part of the Company's restructuring plans. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The change in projected benefit obligation for fiscal year 2024 is primarily related to interest cost and benefits paid and includes actuarial losses. Actuarial losses were primarily due to benefit indexation in the United Kingdom.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2024	March 31, 2023
Projected benefit obligation at beginning of year	$6,937	$10,862
Service cost	53	73
Interest cost	307	254
Plan participants’ contributions	21	27
Amendments	6	3
Business/contract acquisitions/divestitures	4	(84)
Settlement/curtailment	(268)	(1,102)
Actuarial loss (gain)	67	(2,083)
Benefits paid	(292)	(330)
Foreign currency exchange rate changes	98	(678)
Other	(18)	(5)
Projected benefit obligation at end of year	$6,915	$6,937

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023
Discount rate	4.4%	4.5%
Rates of increase in compensation levels	2.4%	2.8%
Interest Crediting Rate	2.7%	4.5%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2024	March 31, 2023
Fair value of plan assets at beginning of year	$7,636	$12,952
Actual return on plan assets	67	(3,038)
Employer contribution	49	79
Plan participants’ contributions	21	27
Benefits paid	(292)	(330)
Business/contract acquisitions/divestitures	—	(93)
Contractual termination benefits	1	10
Plan settlement	(265)	(1,102)
Foreign currency exchange rate changes	118	(848)
Other	(17)	(21)
Fair value of plan assets at end of year	$7,318	$7,636

Funded status at end of year	$403	$699

Selected Information

	As of
(in millions)	March 31, 2024	March 31, 2023
Other assets	$874	$1,203
Accrued expenses and other current liabilities	(34)	(26)
Non-current pension obligations	(423)	(463)
Other long-term liabilities - OPEB	(14)	(15)
Net amount recorded	$403	$699

Accumulated benefit obligation	$6,842	$6,858

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Projected benefit obligation	$1,113	$1,480	$777	$1,208
Accumulated benefit obligation	$1,047	$1,411	$744	$1,170
Fair value of plan assets	$646	$976	$327	$718

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Service cost	$53	$73	$88
Interest cost	307	254	203
Expected return on assets	(446)	(498)	(581)
Amortization of prior service credit	(6)	(7)	(8)
Contractual termination benefit	—	—	4
Subtotal	(92)	(178)	(294)
Settlement/curtailment (gain) loss	(2)	361	(20)
Recognition of actuarial loss (gain)	447	1,070	(664)
Net periodic pension expense (income)	$353	$1,253	$(978)

The service cost component of net periodic pension expense (income) is presented in costs of services and selling, general and administrative and the other components of net periodic pension expense (income) are presented in other expense (income), net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Discount or settlement rates	4.5%	2.7%	2.0%
Expected long-term rates of return on assets	6.0%	4.3%	4.4%
Rates of increase in compensation levels	2.8%	2.9%	2.5%
Interest Crediting Rate	4.5%	4.0%	4.0%

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023
Prior service credit	$(176)	$(188)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2025	$33

Benefit Payments:
2025	$338
2026	327
2027	338
2028	351
2029	359
2029 and thereafter	1,932
Total	$3,645

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$21	$662	$—	$683
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	—	29	—	29
Fixed income commingled funds	1	205	12	218
Fixed income mutual funds	—	—	—	—
Corporate bonds	—	3,678	91	3,769
Alternatives:
Other Alternatives (1)	—	943	1,018	1,961
Hedge Funds(2)	—	8	48	56
Other Assets	28	26	60	114
Insurance contracts	—	91	—	91
Cash and cash equivalents	347	45	—	392
Totals	$402	$5,687	$1,229	$7,318

	As of March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$18	$756	$—	$774
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	—	24	—	24
Fixed income commingled funds	2	67	12	81
Fixed income mutual funds	—	2	—	2
Corporate bonds	682	2,934	1	3,617
Alternatives:
Other Alternatives (1)	—	1,191	1,095	2,286
Hedge Funds(2)	—	17	34	51
Other Assets	7	84	59	150
Insurance contracts	—	331	—	331
Cash and cash equivalents	305	10	—	315
Totals	$1,019	$5,416	$1,201	$7,636

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2022	$1,648
Actual return on plan assets held at the reporting date	83
Purchases, sales and settlements	(430)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	(100)
Balance as of March 31, 2023	1,201
Actual return on plan assets held at the reporting date	14
Purchases, sales and settlements	(18)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	32
Balance as of March 31, 2024	$1,229

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2024	March 31, 2023
Equity securities	9%	10%
Debt securities	55%	49%
Alternatives	29%	35%
Cash and other	7%	6%
Total	100%	100%

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

Retirement Plan Discount Rate

The U.K. discount rate is based on the yield curve approach using the U.K. Aon GBP Single Agency AA Corporates-Only Curve.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. For certain plans, the Company will match employee contributions. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. During fiscal 2024, 2023 and 2022, the Company contributed $188 million, $203 million and $226 million, respectively, to its defined contribution plans. As of March 31, 2024, plan assets included 2,310,298 shares of the Company’s common stock.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $31 million as of March 31, 2024 and $29 million as of March 31, 2023. The Company's expense under the Plan totaled $5 million and $0 million for fiscal 2024 and 2023, respectively.

Note 14 - Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Domestic entities	$53	$(206)	$(566)
Entities outside the United States	56	(679)	1,707
Total	$109	$(885)	$1,141

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Current:
Federal	$94	$96	$(118)
State	57	39	(17)
Foreign	288	155	285
	439	290	150
Deferred:
Federal	(186)	(192)	9
State	(38)	(47)	(9)
Foreign	(192)	(370)	255
	(416)	(609)	255
Total income tax (benefit) expense	$23	$(319)	$405

The current federal (benefit) and tax expense for fiscal years 2024, 2023, and 2022 includes a $(21) million, $(61) million and $(7) million transition tax benefit, respectively. The current expense (benefit) for fiscal years 2024, 2023, and 2022, includes interest and penalties of $10 million, $1 million and $(3) million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $17 million tax indemnification receivable related to uncertain tax positions, a $52 million tax indemnification receivable related to other tax payables, and a $91 million tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company's former U.S. public sector business (the "USPS Separation"), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, "Perspecta"). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and

Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable from Perspecta related to other tax receivables and a $4 million tax indemnification payable to Perspecta related to income tax and other tax payables.

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

	Fiscal Years Ended
	March 31, 2024	March 31, 2023	March 31, 2022
Statutory rate	21.0%	(21.0)%	21.0%
State income tax, net of federal tax	3.7	(1.4)	(6.9)
Foreign tax rate differential	(152.3)	(2.3)	151.1
Change in valuation allowances	146.8	(1.3)	(140.9)
Income tax and foreign tax credits	(92.7)	(8.0)	(15.2)
Change in uncertain tax positions	—	1.2	6.8
Withholding taxes	58.7	3.5	6.2
U.S. tax on foreign income	35.8	5.8	2.5
Excess tax benefit or expense for stock compensation	(0.9)	0.6	0.1
Capitalized transaction costs	0.9	0.2	0.2
Base erosion and transition taxes	(26.6)	(9.1)	6.6
Impact of business divestitures	(5.5)	(7.6)	3.0
Indemnification costs	3.7	1.2	—
Tax audits	22.0	—	—
Other items, net	6.5	2.2	1.0
Effective tax rate	21.1%	(36.0)%	35.5%

In fiscal 2024, the ETR was primarily impacted by:
•Changes in foreign jurisdictional losses that decreased the ETR by $160 million and 146.8%, respectively, with an offsetting increase in the ETR due to an increase in the valuation allowance of the same amount.
•Income tax and foreign tax credits, which decreased income tax expense and decreased the ETR by $101 million and 92.7%, respectively, offset by tax expense on U.S. international tax inclusions, which increased tax expense and increased the ETR by $39 million and 35.8%, respectively.
•Foreign withholding taxes, which increased income tax expense and increased the ETR by $64 million and 58.7%, respectively.

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
•Adjustments to uncertain tax positions that increased the overall income tax expense and the ETR by $78 million and 6.8%, respectively.

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2024	March 31, 2023
Deferred tax assets
Tax loss/credit carryforwards	2,535	2,327
Accrued interest	24	18
Operating lease liabilities	172	219
Contract accounting	127	135
Depreciation and amortization	129	—
Other assets	298	272
Total deferred tax assets	3,285	2,971
Valuation allowance	(2,264)	(2,064)
Net deferred tax assets	1,021	907

Deferred tax liabilities
Depreciation and amortization	—	(98)
Operating right-of-use asset	(161)	(208)
Investment basis differences	(13)	(8)
Employee benefits	(7)	(103)
Other liabilities	(166)	(198)
Total deferred tax liabilities	(347)	(615)

Total net deferred tax assets (liabilities)	$674	$292

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2024	March 31, 2023
Current:
Income tax receivables and prepaid taxes	$44	$60
	$44	$60
Non-current:
Income taxes receivable and prepaid taxes	$258	$192
Deferred tax assets	804	460
	$1,062	$652

Total	$1,106	$712

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2024	March 31, 2023
Current:
Liability for uncertain tax positions	$—	$(1)
Income taxes payable	(134)	(119)
	$(134)	$(120)
Non-current:
Deferred taxes	(130)	(168)
Income taxes payable	(32)	(16)
Liability for uncertain tax positions	(394)	(403)
	$(556)	$(587)

Total	$(690)	$(707)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2,264 million as of March 31, 2024, due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

The net increase in the valuation allowance of $200 million in fiscal 2024 was primarily due to losses in Luxembourg.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2024				As of March 31, 2023
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$62	$62	$—	N/A	$70	$70	$—	N/A
State	$387	$191	$196	2044	$463	$217	$246	2043
Foreign	$10,211	$5,359	$4,852	2041	$9,164	$5,370	$3,794	2040
Tax credit carryforwards
Federal	$3	$—	$3	2044	$19	$—	$19	2043
State	$5	$—	$5	2034	$4	$—	$4	2037
Foreign	$2	$—	$2	2037	$—	$—	$—	N/A
Capital loss carryforwards
Federal	$42	$42	$—	N/A	$42	$42	$—	N/A
State	$46	$46	$—	N/A	$46	$46	$—	N/A
Foreign	$30	$30	$—	N/A	$199	$199	$—	N/A

The Company also has federal and state 163(j) interest deduction carryforward attributes of approximately $24 million and $1,066 million, respectively, that have no expiration.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and all current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $480 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $200 million of our accumulated earnings in India. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

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

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023
Tax	$361	$399
Interest	103	79
Penalties	4	18
Reduction of receivables	(72)	(91)
Net of tax attributes	(2)	(1)
Total	$394	$404

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Balance at beginning of fiscal year	$399	$422	$354
Gross increases related to prior year tax positions	14	31	61
Gross decreases related to prior year tax positions	(55)	(17)	(16)
Gross increases related to current year tax positions	8	8	93
Settlements and statute of limitation expirations	(5)	(43)	(33)
Acquisitions and dispositions	—	—	(36)
Foreign exchange and others	—	(2)	(1)
Balance at end of fiscal year	$361	$399	$422

The Company’s liability for uncertain tax positions at March 31, 2024, March 31, 2023, and March 31, 2022, includes $365 million, $368 million and $393 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The decrease related to prior year tax positions primarily relates to the Company's increase in the foreign tax credit and capitalized research and experimental expenditures.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2024, the Company had a net increase in interest expense of $24 million ($18 million net of tax) and a net decrease in accrued expense for penalties of $14 million and, as of March 31, 2024, recognized a liability for interest of $103 million ($79 million net of tax) and penalties of $4 million. During the year ended March 31, 2023, the Company had a net increase in interest expense of $3 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $2 million and, as of March 31, 2023, recognized a liability for interest of $79 million ($61 million net of tax) and penalties of $18 million. During the year ended March 31, 2022, the Company had net decrease in interest expense of $1 million ($1 million net of tax) and net decrease in accrued expense for penalties of $2 million, and as of March 31, 2022, recognized a liability for interest of $76 million ($60 million net of tax) and penalties of $20 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
Australia	2020 and forward
United States – Federal	2009 and forward
United States – Various States	2009 and forward
Canada	2010 and forward
France	2019 and forward
Germany	2010 and forward
India	2001 and forward
U.K.	2018 and forward

Tax Examinations

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense of approximately $507 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $582 million, if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We expect court proceedings to progress during calendar year 2024 that may result in resolution of some or all of the litigation matters by the end of fiscal year 2025.

During the third quarter of fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS in December of 2023 and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) in January 2024 to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2025. The Company expects to reach resolution for fiscal and tax return years 2009 through 2021 no earlier than the end of fiscal year 2026, except fiscal year 2012 for which the statute closes in fiscal year 2025, and potentially the years subject to litigation which may be resolved in fiscal year 2025.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $17 million.

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

Share Repurchase Program

On April 3, 2017, DXC announced the establishment of a share repurchase program approved by the Board with an initial authorization of $2.0 billion for future repurchases of outstanding shares of DXC common stock. On November 8, 2018, DXC announced that its Board approved an incremental $2.0 billion share repurchase authorization. During fiscal 2024, DXC completed the remaining share repurchases under the above authorizations.

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the plans or programs was $592 million.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased during fiscal 2024, 2023 and 2022 are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2024
Open market purchases	38,444,830	$22.98	$883
2024 Total	38,444,830	$22.98	$883

2023
Open market purchases	24,436,738	$27.78	$679
2023 Total	24,436,738	$27.78	$679

2022
Open market purchases	18,818,934	$33.67	$634
2022 Total	18,818,934	$33.67	$634

Treasury Stock Transactions

In fiscal 2024, 2023 and 2022 the Company accepted 0, 0 and 4,614 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2024, 2023 and 2022, the Company accepted 1,257,748, 455,513 and 415,438 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 4,591,340 treasury shares as of March 31, 2024.

Dividends

The Board suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. As of March 31, 2024, the Company does not intend to reinstate its quarterly cash dividends.

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$(554)	$(1)	$253	$(302)
Current-period other comprehensive (loss) income	(11)	17	—	6
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes(1)	(86)	(6)	3	(89)
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Current-period other comprehensive (loss) income	(334)	(6)	—	(340)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(11)	(38)	(49)
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Current-period other comprehensive (loss) income	46	—	—	46
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	7	(11)	(4)
Balance at March 31, 2024	$(939)	$—	$207	$(732)

(1)Includes net cumulative foreign currency translation losses of $86 million upon sale of foreign entities primarily related to the HPS business divestiture. See Note 2 – “Divestitures” for additional information.

Note 16 - Stock Incentive Plans

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

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2024
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	24,212,597
DXC Director Equity Plan	745,000	166,852
Total	51,945,000	24,379,449

The Company recognized share-based compensation expense for fiscal 2024, 2023 and 2022 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Total share-based compensation cost	$109	$108	$101
Related income tax benefit	$16	$18	$14
Total intrinsic value of options exercised	$—	$1	$8
Tax benefits from exercised stock options and awards	$14	$12	$17

As of March 31, 2024, total unrecognized compensation expense related to unvested DXC RSUs and PSUs, net of expected forfeitures was $145 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.74 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	1,675,580	$30.43	3.61	$8
Granted	—	$—
Exercised	(510,294)	$23.27		$8
Canceled/Forfeited	—	$—
Expired	(53,899)	$35.57
Outstanding as of March 31, 2022	1,111,387	$33.47	3.01	$5
Granted	—	$—
Exercised	(69,855)	$20.03		$1
Canceled/Forfeited	—	$—
Expired	(48,829)	$44.10
Outstanding as of March 31, 2023	992,703	$33.89	2.20	$—
Granted	—	$—
Exercised	(15,278)	$18.79
Canceled/Forfeited	—	$—
Expired	(32,366)	$30.75
Outstanding and exercisable as of March 31, 2024	945,059	$34.25	1.27	$—

	As of March 31, 2024
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$17.33 - $24.47	47,666	$23.43	0.22	47,666	$23.43
$25.14 - $41.92	475,841	$26.73	0.97	475,841	$26.73
$42.59 - $53.41	421,552	$43.95	1.72	421,552	$43.95
	945,059			945,059

The cash received from stock options exercised during fiscal 2024, 2023 and 2022 was $0 million, $1 million and $12 million, respectively.

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	8,326,220	$28.98
Granted	2,972,253	$50.87
Released/Issued	(2,141,180)	$34.12
Canceled/Forfeited	(1,680,167)	$34.93
Outstanding as of March 31, 2022	7,477,126	$35.89
Granted	3,404,395	$38.08
Released/Issued	(2,252,627)	$33.10
Canceled/Forfeited	(1,179,515)	$36.34
Outstanding as of March 31, 2023	7,449,379	$37.11
Granted	6,033,909	$24.73
Released/Issued	(4,066,367)	$23.71
Canceled/Forfeited	(1,105,628)	$40.20
Outstanding as of March 31, 2024	8,311,293	$33.97
.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2021	184,660	$28.42
Granted	74,300	$35.18
Released/Issued	(102,238)	$21.43
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2022	156,722	$36.18
Granted	66,100	$31.29
Released/Issued	(75,335)	$32.62
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2023	147,487	$35.80
Granted	135,457	$19.52
Released/Issued	(69,189)	$31.68
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2024	213,755	$26.82

Note 17 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Cash paid for:
Interest	$286	$188	$227
Taxes on income, net of refunds(1)	$434	$408	$394

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$175	$227	$279
Prepaid assets acquired under long-term financing	$46	$106	$107
Investing:
Capital expenditures in accounts payable and accrued expenses	$67	$5	$9
Capital expenditures through finance lease obligations	$105	$102	$233
Assets acquired under long-term financing	$34	$25	$44
Financing:
Shares repurchased but not settled in cash(3)	$10	$20	$6

(1) Income tax refunds were $38 million, $43 million, and $54 million for fiscal 2024, 2023, and 2022, respectively.
(2)There were $880 million, $1,142 million, and $1,085 million in modifications and terminations in fiscal 2024, 2023, and 2022, respectively.
(3)On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement we reflect the excise tax as a financing activity relating to the repurchase of common stock.

Note 18 - Other Expense (Income), Net

Other expense (income), net comprises non-service cost components of net periodic pension income, pension and OPEB actuarial and settlement losses (gains), movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, gains on sale of assets, and other miscellaneous gains and losses. The following table summarizes components of other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Non-service cost components of net periodic pension (income) expense	$(145)	$(251)	$(382)
Pension and OPEB actuarial and settlement losses (gains)	445	1,431	(684)
Foreign currency (gain) loss	(7)	(15)	13
Gain on sale of assets	(40)	(90)	(88)
Other (gain) loss	(35)	9	60
Total	$218	$1,084	$(1,081)

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

Global Business Services ("GBS") provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. Global Infrastructure Services ("GIS") provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Fiscal Year Ended March 31, 2024
Revenues	$6,820	$6,847	$13,667	$—	$13,667
Segment Profit	$835	$437	$1,272	$(256)	$1,016
Depreciation and amortization (1)	$186	$759	$945	$105	$1,050

Fiscal Year Ended March 31, 2023
Revenues	$6,960	$7,470	$14,430	$—	$14,430
Segment Profit	$912	$507	$1,419	$(262)	$1,157
Depreciation and amortization (1)	$165	$853	$1,018	$99	$1,117

Fiscal Year Ended March 31, 2022
Revenues	$7,598	$8,667	$16,265	$—	$16,265
Segment Profit	$1,160	$475	$1,635	$(260)	$1,375
Depreciation and amortization (1)	$180	$991	$1,171	$112	$1,283

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $354 million, $402 million, and $434 million for fiscal 2024, 2023, and 2022, respectively.

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

	Fiscal Years Ended
(in millions)	March 31, 2024	March 31, 2023	March 31, 2022
Total profit for reportable segments	$1,272	$1,419	$1,635
All other loss	(256)	(262)	(260)
Subtotal	$1,016	$1,157	$1,375
Interest income	214	135	65
Interest expense	(298)	(200)	(204)
Restructuring costs	(111)	(216)	(318)
Transaction, separation and integration-related costs	(7)	(16)	(26)
Amortization of acquired intangibles	(354)	(402)	(434)
Merger related indemnification	(16)	(46)	—
SEC matter	—	(8)	—
Gains on dispositions	115	190	341
Arbitration loss	—	(29)	—
Impairment losses	(5)	(19)	(31)
Debt extinguishment cost	—	—	(311)
Pension and OPEB actuarial and settlement (losses) gains	(445)	(1,431)	684
Income (loss) before income taxes	$109	$(885)	$1,141

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Geographic Information

See Note 11 - "Revenue" for the Company's revenue by geography. Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2024	March 31, 2023
United States	$658	$788
United Kingdom	325	362
Australia	55	94
Other Europe	293	357
Other International	340	378
Total Property and Equipment, net	$1,671	$1,979

No single customer exceeded 10% of the Company’s revenues during fiscal 2024, fiscal 2023 or fiscal 2022.

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimum amounts within defined time periods. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2024 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2025	$647
2026	544
2027	122
2028	75
2029	23
Total	$1,411

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2024:

(in millions)	Fiscal 2025	Fiscal 2026	Fiscal 2027 and Thereafter	Totals
Surety bonds	$81	$66	$136	$283
Letters of credit	62	15	565	642
Stand-by letters of credit	60	3	7	70
Totals	$203	$84	$708	$995

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

In September 2023, the parties entered into a settlement agreement to resolve the matter and submitted it to the District Court for approval. In October 2023, the District Court entered an order preliminarily approving the proposed settlement. In March 2024, the District Court issued its final approval of the settlement and entered a final judgment closing the case. In May 2024, the Company funded its contribution to the settlement amount. This matter is now closed.

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. In March 2024, a hearing was held on Plaintiffs’ motion for class certification. In May 2024, the Court entered an order granting Plaintiffs’ motion for class certification. The case is otherwise in discovery.

The Company believes that the final remaining lawsuit described above is also without merit, and intends to vigorously defend it.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 14 - "Income Taxes" for further information.

OFAC Matter: In August 2022, the Company submitted an initial notification of voluntary self-disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) regarding potential violations of U.S. sanctions on Russia. The self-disclosure pertains to the Company’s sale of Luxoft’s Russia business to IBS Holding LLC in April 2022, as part of the Company’s exit from the Russian market following Russia’s invasion of Ukraine. The Company has also submitted an initial notification of voluntary self-disclosure to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential export control violations in connection with its exit from the Russian market. In August 2023, the Company submitted its Final Report of Voluntary Self-Disclosure to OFAC, and in November 2023, the Company submitted its Final Report of Voluntary Self-Disclosure to BIS. In January 2024, BIS issued a Warning Letter to the Company, in lieu of any penalties, and closed its review of the matter. In March 2024, OFAC issued a Cautionary Letter to the Company, in lieu of any penalties or further enforcement action, and closed its review of the matter. The OFAC and BIS matters are now closed.

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited and Tata America International Corporation (“TCS”) alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. The jury verdict is considered advisory and remains subject to the court’s review. A final verdict is expected to be entered after the parties complete post-trial briefing, which the Company estimates will conclude in Q2 FY25. The Company has not recognized any portion of the award in its financial statements and will continue to monitor the progress of the case.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company
Ashburn, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 16, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 16, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1: -Election of Directors,” "Delinquent Section 16(a) Reports", “Corporate Governance,” and “Additional Information-Business for 2024 Annual Meeting" in our 2024 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2024, and such information is incorporated herein by reference.

We have a written Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and every other officer and employee of DXC. Our Code of Conduct is available on our website, www.dxc.technology, under About Us/Governance/Ethics & Compliance. If any amendment to, or a waiver from, a provision of the Code of Conduct is made for any of our directors or executive officers, including our CEO, CFO and PAO, we intend to disclose such information on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2024 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2024. See Note 16 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,470,107	3.42	24,379,449
Equity compensation plans not approved by security holders	—	—	—
Total	9,470,107	3.42	24,379,449

Other information required by this Item will appear in the 2024 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2024 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2024 Proxy Statement under the heading "Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2025" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report on Form 10-K. See the index on page 60.

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

10.1
Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed November 4, 2021) (file no. 001-38033))

10.2
First Incremental Assumption Agreement dated as of November 1, 2023, which supplements that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

10.3
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.4
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.5
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.6
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.7
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.8
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.9
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.10
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.11
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.12^
Seventh Amendment to the Purchase and Sale Agreement dated as of July 29, 2022, among DXC Technology Company, as Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer, and the various parties listed as Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.13
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.14
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.15
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.16
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.17
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.18
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.19
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.20
Tenth Amendment to the Receivables Purchase Agreement dated as of August 10, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.21
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2021, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 5, 2021) (file no. 001-38033))

10.22^
Twelfth Amendment to the Receivables Purchase Agreement dated as of July 29, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.23
Thirteenth Amendment to the Receivables Purchase Agreement dated as of September 1, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

10.24^
Fourteenth Amendment to the Receivables Purchase Agreement dated as of December 21, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (filed February 2, 2023) (file no. 001-38033))

10.25^
Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 28, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (filed August 3, 2023) (file no. 001-38033))

10.26
Sixteenth Amendment to the Receivables Purchase Agreement dated as of September 27, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

10.27
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.28*
DXC Technology Company 2017 Omnibus Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix C to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.29*
DXC Technology Company 2017 Non-Employee Director Compensation Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.30*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.31*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.32*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.33*
Form of Stock Option Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.34*^	Form of Fiscal 2025 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.35*^
Form of Fiscal 2024 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.36*^
Form of Fiscal 2023 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to DXC Technology Company’s Annual Report on Form 10-K (filed May 26, 2022)(file no. 001-38033))

10.37*
Form of Fiscal 2022 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.38*	Form of Fiscal 2025 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.39*
Form of Fiscal 2024 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.40*
Form of Fiscal 2023 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to DXC Technology Company’s Annual Report on Form 10-K (filed May 26, 2022)(file no. 001-38033))

10.41*
Form of Fiscal 2022 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.42*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.43*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.44*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q (filed November 8, 2018) (file no. 001-38033))

10.45*
Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.46*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.47*
Form of Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.48*
Form of Fiscal 2022 Career Share Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.49*	Employment Agreement with Raul Fernandez dated March 31, 2024 (filed herewith)
10.50*
Separation Agreement with Kenneth Sharp dated May 16, 2023 (incorporated by reference to Exhibit 10.4 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

19.1	Insider Trading Policy (filed herewith)
21	Significant Active Subsidiaries and Affiliates of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
97.1	Compensation Recovery Policy (filed herewith)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or agreement
^ Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request
** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	May 16, 2024	By:	/s/ Rob Del Bene
		Name:	Rob Del Bene
		Title:	Executive Vice President and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Raul Fernandez and Rob Del Bene, and each or any of them, as his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul Fernandez	President and Chief Executive Officer	May 16, 2024
Raul Fernandez	(Principal Executive Officer)

/s/ Rob Del Bene	Executive Vice President and Chief Financial Officer	May 16, 2024
Rob Del Bene	(Principal Financial Officer)

/s/ Christopher A. Voci	Senior Vice President and Corporate Controller	May 16, 2024
Christopher A. Voci	(Principal Accounting Officer)

/s/ David L. Herzog	Chairman	May 16, 2024
David L. Herzog

/s/ David A. Barnes	Director	May 16, 2024
David A. Barnes

/s/ Anthony Gonzalez	Director	May 16, 2024
Anthony Gonzalez

/s/ Pinkie Mayfield	Director	May 16, 2024
Pinkie Mayfield

/s/ Karl Racine	Director	May 16, 2024
Karl Racine

/s/ Dawn Rogers	Director	May 16, 2024
Dawn Rogers

/s/ Carrie Teffner	Director	May 16, 2024
Carrie Teffner

/s/ Akihiko Washington	Director	May 16, 2024
Akihiko Washington

/s/ Robert F. Woods	Director	May 16, 2024
Robert F. Woods