Form 10-Q
period 2024-06-30
DXC Technology Co
filed 2024-08-09
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
       ☐ Yes  ☒   No

180,813,230 shares of common stock, par value $0.01 per share, were outstanding on July 22, 2024.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2024	June 30, 2023

Revenues	$3,236	$3,446

Costs of services (excludes depreciation and amortization and restructuring costs)	2,526	2,719
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	301	327
Depreciation and amortization	326	344
Restructuring costs	39	20
Interest expense	72	66
Interest income	(51)	(49)
Loss on disposition of businesses	—	5
Other income, net	(45)	(64)
Total costs and expenses	3,168	3,368

Income before income taxes	68	78
Income tax expense	43	36
Net income	25	42
Less: net (loss) income attributable to non-controlling interest, net of tax	(1)	6
Net income attributable to DXC common stockholders	$26	$36

Income per common share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023

Net income	$25	$42
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $1 and $0	3	34
Cash flow hedges adjustments, net of tax expense of $1 and $1	3	3
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $0 and $0	(1)	(2)
Pension and other post-retirement benefit plans, net of tax	(1)	(2)
Other comprehensive income, net of taxes	5	35
Comprehensive income	30	77
Less: comprehensive (loss) income attributable to non-controlling interest	(1)	6
Comprehensive income attributable to DXC common stockholders	$31	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,317	$1,224
Receivables and contract assets, net of allowance of $40 and $35	2,996	3,253
Prepaid expenses	541	512
Other current assets	109	146
Total current assets	4,963	5,135
Intangible assets, net of accumulated amortization of $5,945 and $5,792	2,011	2,130
Operating right-of-use assets, net	656	731
Goodwill	531	532
Deferred income taxes, net	823	804
Property and equipment, net of accumulated depreciation of $3,497 and $3,515	1,530	1,671
Other assets	2,820	2,857
Assets held for sale - non-current	19	11
Total Assets	$13,353	$13,871
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	381	271
Accounts payable	676	846
Accrued payroll and related costs	595	558
Operating lease liabilities	258	282
Accrued expenses and other current liabilities	1,261	1,437
Deferred revenue and advance contract payments	762	866
Income taxes payable	160	134
Total current liabilities	4,093	4,394
Long-term debt, net of current maturities	3,766	3,818
Non-current deferred revenue	619	671
Non-current operating lease liabilities	437	497
Non-current income tax liabilities and deferred tax liabilities	546	556
Other long-term liabilities	789	869
Total Liabilities	10,250	10,805
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of June 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 186,267,057 as of June 30, 2024 and 183,430,878 as of March 31, 2024	2	2
Additional paid-in capital	7,622	7,599
Accumulated deficit	(3,814)	(3,839)
Accumulated other comprehensive loss	(727)	(732)
Treasury stock, at cost, 5,491,373 and 4,591,340 shares as of June 30, 2024 and March 31, 2024	(233)	(219)
Total DXC stockholders’ equity	2,850	2,811
Non-controlling interest in subsidiaries	253	255
Total Equity	3,103	3,066
Total Liabilities and Equity	$13,353	$13,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$25	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	351
Operating right-of-use expense	80	90
Share-based compensation	23	23
Deferred taxes	(50)	(50)
Gain on dispositions	(1)	(9)
Provision for losses on accounts receivable	7	2
Unrealized foreign currency exchange loss	—	23
Impairment losses and contract write-offs	4	7
Other non-cash charges, net	5	(2)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	161	63
Decrease in operating lease liability	(80)	(90)
Decrease in other liabilities	(269)	(323)
Net cash provided by operating activities	238	127

Cash flows from investing activities:
Purchases of property and equipment	(48)	(55)
Payments for transition and transformation contract costs	(38)	(62)
Software purchased and developed	(107)	(85)
Business dispositions	—	(7)
Proceeds from sale of assets	5	11
Proceeds from short-term investing	—	(3)
Other investing activities, net	—	2
Net cash used in investing activities	(188)	(199)

Cash flows from financing activities:
Borrowings of commercial paper	323	546
Repayments of commercial paper	(172)	(305)
Payments on finance leases and borrowings for asset financing	(91)	(131)
Taxes paid related to net share settlements of share-based compensation awards	(17)	(33)
Repurchase of common stock	(2)	(285)
Other financing activities, net	—	(2)
Net cash provided by (used in) financing activities	41	(210)
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase (decrease) in cash and cash equivalents	93	(282)
Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at end of period	$1,317	$1,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				26			26	(1)	25
Other comprehensive income					5		5		5
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(14)	(14)		(14)
Stock option exercises and other common stock transactions	2,836						—		—
Non-controlling interest distributions and other				(1)			(1)	(1)	(2)
Balance at June 30, 2024	186,267	$2	$7,622	$(3,814)	$(727)	$(233)	$2,850	$253	$3,103

	Three Months Ended June 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				36			36	6	42
Other comprehensive income					35		35		35
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(30)	(30)		(30)
Share repurchase program (2)	(10,976)		(466)	184			(282)		(282)
Stock option exercises and other common stock transactions	3,502						—		—
Non-controlling interest distributions and other							—	(4)	(4)
Balance at June 30, 2023	210,584	$2	$8,677	$(4,445)	$(739)	$(217)	$3,278	$325	$3,603

(1) 5,491,373 treasury shares as of June 30, 2024.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. Many of the world’s largest companies and public sector organizations trust DXC to deploy services to drive new levels of performance, competitiveness, and customer experience across their IT estates.

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“fiscal 2024”).

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

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2024	June 30, 2023
Net income attributable to DXC common shareholders:	$26	$36

Common share information:
Weighted average common shares outstanding for basic EPS	179.66	210.11
Dilutive effect of stock options and equity awards	3.27	3.64
Weighted average common shares outstanding for diluted EPS	182.93	213.75

Earnings per share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Stock Options	927,909	918,608
Restricted Stock Units	1,930,605	1,505,292
Performance Stock Units	160,461	1,287,186

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	June 30, 2024	March 31, 2024
Beginning balance	$35	$47
Provisions for losses on accounts receivable	7	—
Other adjustments to allowance and write-offs	(2)	(12)
Ending balance	$40	$35

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 26, 2024, extending the termination date to July 25, 2025.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2024, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $381 million, which was derecognized from the Company’s balance sheet. As of June 30, 2024, the Company recorded a $19 million asset within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability.

The fair value of the sold receivables approximated book value due to the short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

Note 4 – Leases

The Company has operating and finance leases for data centers, corporate offices, and certain equipment. Its leases have remaining lease terms of one to 10 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one to three years.

Operating Leases

The components of operating lease expense were as follows:

(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease cost	$80	$90
Short-term lease cost	6	7
Variable lease cost	13	15
Sublease income	(5)	(4)
Total operating costs	$94	$108

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$80	$90
ROU assets obtained in exchange for operating lease liabilities(1)	$35	$23

(1) Net of $237 million and $230 million in lease modifications and terminations for the three months ended June 30, 2024 and June 30, 2023, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2024	March 31, 2024
ROU operating lease assets	Operating right-of-use assets, net	$656	$731

Operating lease liabilities	Current operating lease liabilities	$258	$282
Operating lease liabilities	Non-current operating lease liabilities	437	497
Total operating lease liabilities		$695	$779

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average operating lease term was 3.7 years and 3.9 years as of June 30, 2024 and March 31, 2024, respectively. The weighted-average operating lease discount rate was 4.7% and 4.6% as of June 30, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of June 30, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments	$218	$206	$127	$101	$61	$49	$762
Less: imputed interest							(67)
Total operating lease liabilities							$695

Finance Leases

The components of finance lease expense were as follows:

(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Amortization of right-of-use assets	$25	$42
Interest on lease liabilities	4	4
Total finance lease cost	$29	$46

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Interest paid for finance lease liabilities – Operating cash flows	$4	$4
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	55	61
Total cash paid in the measurement of finance lease obligations	$59	$65

Capital expenditures through finance lease obligations(1)	$7	$17

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2024	March 31, 2024
ROU finance lease assets	Property and Equipment, net	$233	$264

Finance lease	Short-term debt and current maturities of long-term debt	$160	$178
Finance lease	Long-term debt, net of current maturities	218	242
Total finance lease liabilities(1)		$378	$420

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average finance lease term was 2.8 years and 2.9 years as of June 30, 2024 and March 31, 2024, respectively. The weighted-average finance lease discount rate was 4.5% and 4.3% as of June 30, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Finance lease payments	$139	$132	$85	$41	$13	$—	$410
Less: imputed interest							(32)
Total finance lease liabilities							$378

Note 5 – Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2024 and March 31, 2024 were $838 million and $885 million, respectively. As of June 30, 2024, the related forecasted transactions extend through August 2026.

During the three months ended June 30, 2024 and June 30, 2023, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 – “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of June 30, 2024, $5 million of gain related to cash flow hedges reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2024 and March 31, 2024 were $1.4 billion and $1.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the pretax foreign currency loss (gain) to Other income, net:

	For the Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Foreign currency remeasurement(1)	$7	$(4)
Undesignated foreign currency forward contracts(2)	(6)	(4)
Total - Foreign currency loss (gain)	$1	$(8)

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2024, there were eight counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $11 million.

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

As of June 30, 2024 and March 31, 2024, DXC had $697 million and $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2024, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $5 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2024			As of March 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,762	$3,132	$630	$3,721	$3,070	$651
Customer related intangible assets	3,886	2,672	1,214	3,892	2,588	1,304
Other intangible assets	308	141	167	309	134	175
Total intangible assets	$7,956	$5,945	$2,011	$7,922	$5,792	$2,130

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Intangible asset amortization	$179	$183
Transition and transformation contract cost amortization(1)	53	48
Total amortization expense	$232	$231

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of June 30, 2024 is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$533
2026	622
2027	426
2028	182
2029	86
Thereafter	162
Total	$2,011

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2024.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2024, net	$532	$—	$532

Foreign currency translation	(1)	—	(1)
Balance as of June 30, 2024, net	$531	$—	$531

Goodwill, gross	5,021	5,066	10,087
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of June 30, 2024, net	$531	$—	$531

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2024(1)	March 31, 2024(1)
Short-term debt and current maturities of long-term debt
Commercial paper(2)	4.26% - 4.32%	2025	$150	$—
Current maturities of long-term debt	Various	2025 - 2026	71	93
Current maturities of finance lease liabilities	0.01% - 14.59%	2025 - 2026	160	178
Short-term debt and current maturities of long-term debt			$381	$271

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	696	700
$700 million Senior notes	1.80%	2027	697	697
€750 million Senior notes	0.45%	2028	801	806
$650 million Senior notes	2.375%	2029	646	646
€600 million Senior notes	0.95%	2032	638	643
Finance lease liabilities	0.01% - 14.59%	2025 - 2030	378	420
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2025 - 2029	141	177
Long-term debt			3,997	4,089
Less: current maturities			231	271
Long-term debt, net of current maturities			$3,766	$3,818

(1)The carrying amounts of the senior notes as of June 30, 2024 and March 31, 2024, include the remaining principal outstanding of $3,493 million and $3,509 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $15 million and $17 million, respectively.
(2)At DXC’s option, DXC can borrow up to a maximum of €1 billion or its equivalent in £ and $.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt excluding finance lease liabilities was $3.3 billion as of both June 30, 2024 and March 31, 2024, compared with carrying value of $3.6 billion and $3.7 billion as of June 30, 2024 and March 31, 2024, respectively. Long-term debt excluding finance lease liabilities are classified as Level 1 or Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
United States	$897	$1,002
United Kingdom	448	465
Other Europe	1,030	1,064
Australia	299	342
Other International	562	573
Total Revenues	$3,236	$3,446

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of June 30, 2024, approximately $16.7 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 34% of these remaining performance obligations in fiscal 2025, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2024	March 31, 2024
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,036	$2,195
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$366	$362
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,381	$1,537

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Balance, beginning of period	$1,537	$1,842
Deferred revenue	370	464
Recognition of deferred revenue	(456)	(548)
Currency translation adjustment	(3)	13
Other	(67)	(14)
Balance, end of period	$1,381	$1,757

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	June 30, 2024	March 31, 2024
Accrued expenses and other current liabilities	$40	$40
Other long-term liabilities	8	11
Total	$48	$51

Summary of Restructuring Plans

Fiscal 2025 Plan

During fiscal 2025, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2025 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2024	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of June 30, 2024
Fiscal 2025 Plan
Workforce Reductions	$—	$18	$—	$(7)	$—	$11
Facilities Costs	—	16	(15)	—	—	1
	—	34	(15)	(7)	—	12

Fiscal 2024 Plan
Workforce Reductions	$8	$—	$—	$(5)	$(1)	$2
Facilities Costs	2	4	—	(5)	—	1
	10	4	—	(10)	(1)	3

Other Prior Year and Acquired Plans
Workforce Reductions	$40	$(3)	$—	$(4)	$(1)	$32
Facilities Costs	1	4	(1)	(3)	—	1
	41	1	(1)	(7)	(1)	33
Total	$51	$39	$(16)	$(24)	$(2)	$48

(1) Restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Restructuring costs for the three months ended June 30, 2024 includes $4 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Service cost	$13	$15
Interest cost	74	79
Expected return on assets	(113)	(114)
Amortization of prior service credit	(1)	(2)
Net periodic pension income	$(27)	$(22)

The service cost component of net periodic pension income is presented in costs of services, and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 63.2% and 46.2% for the three months ended June 30, 2024, and June 30, 2023, respectively. For the three months ended June 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a reduction in a deferred tax asset for stock based compensation, and a decrease in a deferred tax liability for estimated taxes associated with the repatriation of foreign earnings. For the three months ended June 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in uncertain tax positions due to an income tax audit settlement.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and the majority of current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $477 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $349 million of earnings in foreign subsidiaries. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense of approximately $517 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $592 million if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010 and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2025. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011, no earlier than the end of fiscal year 2026. The Company expects to reach resolution for the fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than the end of fiscal year 2026.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 30, 2024, the Company’s liability for uncertain tax positions increased by $5 million (excluding interest and penalties and related tax attributes) primarily due to the benefit of the U.S. research and development income tax credit. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $63 million.

Note 13 – Stockholders’ Equity

Share Repurchase Program

During the first quarter of fiscal 2025, there were no share repurchases under our Share Repurchase Program. The details of shares repurchased during the three months ended June 30, 2023 are shown below:

	Fiscal 2024
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	10,975,643	$25.53	$280
Total	10,975,643	$25.53	$280

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive income before reclassifications	3	3	—	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance at June 30, 2024	$(936)	$3	$206	$(727)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive income before reclassifications	34	3	—	37
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	(2)
Balance at June 30, 2023	$(951)	$(4)	$216	$(739)

Note 14 – Stock Incentive Plans

Restricted Stock Units and Performance-Based Restricted Stock Units

Restricted stock units ("RSUs") represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The Company also grants performance-based restricted stock units (“PSUs”), which generally vest at the end of a three year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified market- and performance-based criteria over the three-year vesting period. The fair value of RSUs and PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	8,311,293	$33.97	213,755	$26.82
Granted	6,881,052	$21.73	12,040	$17.86
Settled	(2,858,798)	$51.16	—	$—
Canceled/Forfeited	(1,012,310)	$30.28	—	$—
Outstanding as of June 30, 2024	11,321,237	$22.51	225,795	$26.34

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Total share-based compensation cost	$23	$23
Related income tax benefit	$3	$3

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Cash paid for:
Interest	$57	$51
Taxes on income, net of refunds (1)	$52	$52

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$35	$23
Prepaid assets acquired under long-term financing	$—	$4
Investing:
Capital expenditures in accounts payable and accrued expenses	$3	$3
Capital expenditures through finance lease obligations	$7	$17
Assets acquired under long-term financing	$—	$27
Financing:
Shares repurchased but not settled in cash (3)	$—	$13

(1) Income tax refunds were $16 million and $6 million for the three months ended June 30, 2024 and June 30, 2023, respectively.
(2) Net of $237 million and $230 million in lease modifications and terminations for the three months ended June 30, 2024 and June 30, 2023, respectively.
(3) On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement, we reflect the excise tax as a financing activity relating to the repurchase of common stock.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Segment Information

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended June 30, 2024
Revenues	$1,673	$1,563	$3,236	$—	$3,236
Segment profit	$181	$114	$295	$(73)	$222
Depreciation and amortization(1)	$40	$175	$215	$24	$239

Three Months Ended June 30, 2023
Revenues	$1,703	$1,743	$3,446	$—	$3,446
Segment profit	$192	$91	$283	$(59)	$224
Depreciation and amortization(1)	$45	$184	$229	$26	$255

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $87 million and $89 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

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

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Profit
Total profit for reportable segments	$295	$283
All other loss	(73)	(59)
Subtotal	$222	$224
Interest income	51	49
Interest expense	(72)	(66)
Restructuring costs	(39)	(20)
Transaction, separation and integration-related costs	(7)	(1)
Amortization of acquired intangible assets	(87)	(89)
Merger related indemnification	—	(11)
Loss on disposition of businesses	—	(5)
Impairment losses	—	(3)
Income before income taxes	$68	$78
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of June 30, 2024 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2025	$426
2026	556
2027	137
2028	83
2029	30
Thereafter	5
Total	$1,237

Contingencies

Securities Litigation:

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. The trial date has since been extended to February 2026. In May 2024, the Court entered an order granting Plaintiffs’ motion for class certification. In July 2024, notice was provided to potential class members. The case is otherwise in discovery.

On August 2, 2024, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements regarding the Company’s transformation journey. The putative class of plaintiffs includes investors who acquired DXC stock during the period of May 26, 2021 to May 16, 2024.

The Company believes that the lawsuits described above are without merit and intends to vigorously defend all claims asserted.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 12 – “Income Taxes” for further information.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited (“TCS”) and Tata America International Corporation alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. In June 2024, the Court entered a final order in the case, affirming the jury’s verdict in the Company’s favor and revising the monetary award to $56 million in compensatory damages and $112 million in punitive damages. The Court also awarded the Company $26 million in prejudgment interest, post-judgment interest at an annual rate of 4.824%, and its attorney’s fees and costs, in an amount to be determined in a later order. The total award to the Company is $194 million, plus its attorney’s fees and costs. The Court also issued a permanent injunction enjoining TCS from, among other things, possessing, accessing, or using any of the Company’s trade secrets that were at issue in the case, and appointing a monitor to confirm, among other things, that TCS does not do so. TCS may choose to appeal the decision of the District Court. The Company has not recognized any portion of the award in its financial statements and will continue to monitor the progress of the case.

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
•compliance, or failure to comply with obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”) (collectively, the “USPS Separation and Mergers”);
•volatility of the price of our securities, which is subject to market and other conditions; and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and subsequent SEC filings, including Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2025 and our financial condition as of June 30, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2025 and fiscal 2024. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

Background

DXC helps global companies run their mission critical systems and operations while modernizing IT, optimizing data architectures, and ensuring security and scalability across public, private and hybrid clouds. Many of the world’s largest companies and public sector organizations trust DXC to deploy services to drive new levels of performance, competitiveness, and customer experience across their IT estates.

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

Key Metrics

Key metrics for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information, see “Non-GAAP Financial Measures.”

•Revenues of $3.2 billion, down 6.1% compared to the same period a year ago, and down 4.4% on an organic basis;
•Diluted earnings per share of $0.14, compared to $0.17 in the same period a year ago; adjusted diluted earnings per share of $0.74, compared to $0.63 in the same period a year ago;
•For the first quarter of fiscal 2025, operating cash flow of $238 million, less capital expenditures of $193 million, resulted in positive free cash flow of $45 million, compared to negative free cash flow of $75 million in the same period a year ago.

Results of Operations for the Three Months Ended June 30, 2024 and the Three Months Ended June 30, 2023

Revenues

Revenues across operating segments and geographies are provided below:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2024	June 30, 2023	Percentage Change	Constant Currency June 30, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$897	$1,002	(10.5)%	$897	(10.5)%
United Kingdom	448	465	(3.7)%	445	(4.3)%
Other Europe	1,030	1,064	(3.2)%	1,040	(2.3)%
Australia	299	342	(12.6)%	302	(11.7)%
Other International	562	573	(1.9)%	601	4.9%
Total Revenues	$3,236	$3,446	(6.1)%	$3,285	(4.7)%

Reportable Segments
GBS	$1,673	$1,703	(1.8)%	$1,703	—%
GIS	1,563	1,743	(10.3)%	1,582	(9.3)%
Total Revenues	$3,236	$3,446	(6.1)%	$3,285	(4.7)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the first quarter of fiscal 2025, our total revenue was $3.2 billion, a decrease of $0.2 billion or 6.1%, compared to the same period a year ago. The 6.1% decrease against the comparative period includes a 1.4% unfavorable foreign currency exchange rate impact, a 0.3% decline in revenue from the disposition of certain businesses, and a 4.4% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Global Business Services

For the first quarter of fiscal 2025, GBS revenue was $1.7 billion, a decrease of $30 million or 1.8% compared to the same period a year ago. The 1.8% decrease against the comparative period includes a 1.8% unfavorable foreign currency exchange rate impact and a 0.5% decline in revenue from the disposition of certain businesses, partially offset by 0.5% organic revenue growth from additional services provided to new and existing customers. GBS accounts for 51.7% of total revenue, an increase of 230 basis points against the comparative period.

Global Infrastructure Services

For the first quarter of fiscal 2025, GIS revenue was $1.6 billion, a decrease of $180 million or 10.3% compared to the same period a year ago. The 10.3% decrease against the comparative period includes a 1.0% unfavorable foreign currency exchange rate impact and a 9.3% decline in organic revenue from project completions, early terminations, and lower resale revenue.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2024	2023	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,526	$2,719	$(193)	(7.1)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	301	327	(26)	(8.0)%
Depreciation and amortization	326	344	(18)	(5.2)%
Restructuring costs	39	20	19	95.0%
Interest expense	72	66	6	9.1%
Interest income	(51)	(49)	(2)	4.1%
Loss on disposition of businesses	—	5	(5)	(100.0)%
Other income, net	(45)	(64)	19	(29.7)%
Total costs and expenses	$3,168	$3,368	$(200)	(5.9)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.5 billion for the first quarter of fiscal 2025, a decrease of $193 million compared to the same period a year ago. The $193 million decrease was primarily due to a decrease in costs from lower revenue levels, a reduction in professional services and contractor-related expenses from our cost optimization efforts, and a favorable foreign currency exchange rate impact.

Gross margin (Revenues less COS as a percentage of revenue) was 21.9% and 21.1% for the first quarters of fiscal 2025 and 2024, respectively.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $301 million for the first quarter of fiscal 2025, a decrease of $26 million compared to the same period a year ago. During this quarter, SG&A as a percentage of revenues was 9.3%, a decrease of 20 basis points from the prior year period. The $26 million decrease in SG&A expenses was primarily driven by lower payroll and related expenses, and lower merger-related indemnification expenses, partially offset by higher transaction, separation and integration-related (“TSI”) costs.

Depreciation and Amortization

Depreciation expense was $94 million for the first quarter of fiscal 2025, a decrease of $19 million compared to the same period a year ago. The decrease in depreciation expense was primarily due to lower average net property and equipment balances.

Amortization expense was $232 million for the first quarter of fiscal 2025, consistent with the prior year period.

Restructuring Costs

During fiscal 2025, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. Total restructuring costs recorded, net of reversals, was $39 million for the first quarter of fiscal 2025, an increase of $19 million compared to the same period a year ago.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $21 million for the first quarter of fiscal 2025, an increase of $4 million as compared to the same period a year ago primarily due to lower net interest income from lower levels of global cash balances.

Loss on Disposition of Businesses

During the first quarter of fiscal 2024, the Company sold insignificant businesses that resulted in a loss of $5 million.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, pension and other post-retirement benefit (“OPEB”) actuarial and settlement losses (gains), movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, gains on sales of assets, and other miscellaneous gains and losses. The following table summarizes components of other income, net.

The components of other income, net for the first quarters of fiscal 2025 and 2024 were as follows:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023	Dollar Change
Non-service cost components of net periodic pension income	$(40)	$(37)	$(3)
Foreign currency loss (gain)	1	(8)	9
(Gain) loss on sales of assets	(6)	(21)	15
Other loss (gain)	—	2	(2)
Total	$(45)	$(64)	$19

Other income, net, was $45 million and $64 million during the first quarters of fiscal 2025 and fiscal 2024, respectively, a change of $19 million compared to the same period a year ago that was primarily due to:

•a $3 million increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•a $9 million increase in foreign currency losses, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program; and
•a $15 million decrease in gains from sales of assets, partially offset by a $2 million reduction in other losses.

Taxes

Our effective tax rate (“ETR”) was 63.2% and 46.2% for the first quarter of fiscal 2025 and the first quarter of fiscal 2024, respectively. For the first quarter of fiscal 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a reduction in a deferred tax asset for stock based compensation, and a decrease in a deferred tax liability for estimated taxes associated with the repatriation of foreign earnings. For the first quarter of fiscal 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in uncertain tax positions due to an income tax audit settlement.

Earnings Per Share

Diluted EPS for the first quarter of fiscal 2025 was $0.14, compared to $0.17 in the first quarter of fiscal 2024. The decrease in earnings per share was primarily due to a decrease of $10 million in net income attributable to DXC common stockholders, partially offset by a lower weighted average common shares outstanding.

Diluted EPS for the first quarter of fiscal 2025 includes $0.17 per share of restructuring costs, $0.03 per share of transaction, separation and integration-related costs, and $0.39 per share of amortization of acquired intangible assets.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2024	2023	Dollar	Percent
Income before income taxes	$68	$78	$(10)	(12.8)%
Non-GAAP income before income taxes	$201	$207	$(6)	(2.9)%
Net income	$25	$42	$(17)	(40.5)%
Adjusted EBIT	$222	$224	$(2)	(0.9)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:
•Restructuring costs – includes costs, net of reversals, related to workforce and real estate optimization and other similar charges.
•Transaction, separation and integration-related (“TSI”) costs – includes third party costs related to integration, separation, planning, financing and advisory fees and other similar charges associated with mergers, acquisitions, strategic investments, joint ventures, and dispositions and other similar transactions incurred within one year of such transactions closing, except for costs associated with related disputes, which may arise more than one year after closing.
•Amortization of acquired intangible assets – includes amortization of intangible assets acquired through business combinations.
•Merger related indemnification - in fiscal 2024, represents the Company’s then current estimate of potential liability to HPE for a tax related indemnification.
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.
•Impairment losses – non-cash charges associated with the permanent reduction in the value of the Company’s assets (e.g., impairment of goodwill and other long-term assets including fixed assets and impairments to deferred tax assets for discrete changes in valuation allowances). Future discrete reversals of valuation allowances are likewise excluded.
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Non-GAAP Results
Income before income taxes	$68	$39	$7	$87	$201
Income tax expense	43	7	1	15	66
Net income	25	32	6	72	135
Less: net loss attributable to non-controlling interest, net of tax	(1)	—	—	—	(1)
Net income attributable to DXC common stockholders	$26	$32	$6	$72	$136

Effective Tax Rate	63.2%				32.8%

Basic EPS	$0.14	$0.18	$0.03	$0.40	$0.76
Diluted EPS	$0.14	$0.17	$0.03	$0.39	$0.74

Weighted average common shares outstanding for:
Basic EPS	179.66	179.66	179.66	179.66	179.66
Diluted EPS	182.93	182.93	182.93	182.93	182.93

	Three Months Ended June 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Gains and Losses on Dispositions	Impairment Losses	Tax Adjustments	Non-GAAP Results
Income before income taxes	$78	$20	$1	$89	$11	$5	$3	$—	$207
Income tax expense	36	5	—	21	11	—	1	(3)	71
Net income	42	15	1	68	—	5	2	3	136
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	(4)	—	2
Net income attributable to DXC common stockholders	$36	$15	$1	$68	$—	$5	$6	$3	$134

Effective Tax Rate	46.2%								34.3%

Basic EPS	$0.17	$0.07	$0.00	$0.32	$0.00	$0.02	$0.03	$0.01	$0.64
Diluted EPS	$0.17	$0.07	$0.00	$0.32	$0.00	$0.02	$0.03	$0.01	$0.63

Weighted average common shares outstanding for:
Basic EPS	210.11	210.11	210.11	210.11	210.11	210.11	210.11	210.11	210.11
Diluted EPS	213.75	213.75	213.75	213.75	213.75	213.75	213.75	213.75	213.75

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Total revenue growth	(6.1)%	(7.0)%
Foreign currency	1.4%	0.7%
Acquisition and divestitures	0.3%	2.7%
Organic revenue growth	(4.4)%	(3.6)%

GBS revenue growth	(1.8)%	(3.1)%
Foreign currency	1.8%	0.8%
Acquisition and divestitures	0.5%	5.6%
GBS organic revenue growth	0.5%	3.3%

GIS revenue growth	(10.3)%	(10.6)%
Foreign currency	1.0%	0.7%
Acquisition and divestitures	—%	—%
GIS organic revenue growth	(9.3)%	(9.9)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Net income	$25	$42
Income tax expense	43	36
Interest income	(51)	(49)
Interest expense	72	66
EBIT	89	95
Restructuring costs	39	20
Transaction, separation and integration-related costs	7	1
Amortization of acquired intangible assets	87	89
Merger related indemnification	—	11
Loss on disposition of businesses	—	5
Impairment losses	—	3
Adjusted EBIT	$222	$224

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2024, our cash and cash equivalents (“cash”) were $1.3 billion, of which $0.7 billion was held outside of the U.S. As of March 31, 2024, our cash was $1.2 billion, of which $0.6 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023	Change
Net cash provided by (used in):
Operating activities	$238	$127	$111
Investing activities	(188)	(199)	11
Financing activities	41	(210)	251
Effect of exchange rate changes on cash and cash equivalents	2	—	2
Net increase (decrease) in cash and cash equivalents	$93	$(282)	$375

Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at the end of period	$1,317	$1,576

Operating cash flow

Net cash provided by operating activities was $238 million and $127 million, respectively, during the first quarters of fiscal 2025 and fiscal 2024, reflecting a year-over-year increase of $111 million. The increase was primarily due to:

•a $162 million favorable change in working capital during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily from improvements in our cash conversion cycle, partially offset by
•a decrease in net income, net of adjustments of $51 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	June 30, 2024	June 30, 2023
Days of sales outstanding in accounts receivable	68	68
Days of purchases outstanding in accounts payable	(54)	(48)
Cash conversion cycle	14	20

Investing cash flow

Net cash used in investing activities was $188 million and $199 million, respectively, during the first quarters of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $11 million. The change was primarily due to:

•a $9 million decrease in capital expenditures, and
•a $7 million decrease in cash outflows from business dispositions, partially offset by
•a $5 million decrease in cash inflows from other net investing activities.

Financing cash flow

Net cash provided by (used in) financing activities was $41 million and $(210) million, respectively, during the first quarters of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $251 million. The change was primarily due to:

•a $299 million decrease in cash outflows from no share repurchase activity during the first quarter of fiscal 2025 and a decrease in related taxes paid on net share settlements, and
•a $40 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements, partially offset by
•a $90 million decrease in cash inflows from commercial paper borrowings, net of repayments.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2024	March 31, 2024	Change
Short-term debt and current maturities of long-term debt	$381	$271	$110
Long-term debt, net of current maturities	3,766	3,818	(52)
Total debt	$4,147	$4,089	$58

The $58 million increase in total debt during the first quarter of fiscal 2025 was primarily attributable to the increase in borrowings of commercial paper, partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions and a favorable foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2024 and June 30, 2023.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Stable
Moody’s	Baa2	P-2	Negative
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Our total liquidity of $4.5 billion as of June 30, 2024, includes $1.3 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility.

Share Repurchases

See Note 13 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2025.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, other than as disclosed in Note 3 – “Receivables” and Note 17 – “Commitments and Contingencies”.

Cash Commitments

There have been no material changes, outside the ordinary course of business, to our cash commitments since March 31, 2024. For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 17 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets, and loss accruals for litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended June 30, 2024, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Our exposure to market risk has not changed materially since March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 17 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2024 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of June 30, 2024, approximately $592 million worth of shares remained available for repurchase under the plans or programs. There were no share repurchases during the three months ended June 30, 2024.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

See Note 13 - "Stockholders’ Equity" to the financial statements in this Quarterly Report on Form 10-Q for more information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2024, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

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

DXC TECHNOLOGY COMPANY

Dated:	August 8, 2024	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer