Form 10-Q
period 2024-09-30
DXC Technology Co
filed 2024-11-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
       ☐ Yes  ☒   No

181,024,487 shares of common stock, par value $0.01 per share, were outstanding on October 21, 2024.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2024 and September 30, 2023 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2024 and September 30, 2023 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2024 and September 30, 2023 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2024 and September 30, 2023 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Earnings Per Share	10
Note 3–Receivables	11
Note 4–Leases	11
Note 5–Derivative Instruments	14
Note 6–Intangible Assets	16
Note 7–Goodwill	17
Note 8–Debt	18
Note 9–Revenue	19
Note 10–Restructuring Costs	20
Note 11–Pension and Other Benefit Plans	21
Note 12–Income Taxes	21
Note 13–Stockholders’ Equity	23
Note 14–Stock Incentive Plans	23
Note 15–Cash Flows	24
Note 16–Segment Information	25
Note 17–Commitments and Contingencies	27

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$3,241	$3,436	$6,477	$6,882

Costs of services (excludes depreciation and amortization and restructuring costs)	2,427	2,633	4,953	5,352
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	353	328	654	655
Depreciation and amortization	329	361	655	705
Restructuring costs	42	35	81	55
Interest expense	69	78	141	144
Interest income	(51)	(53)	(102)	(102)
Loss on disposition of businesses	—	2	—	7
Other income, net	(21)	(76)	(66)	(140)
Total costs and expenses	3,148	3,308	6,316	6,676

Income before income taxes	93	128	161	206
Income tax expense	48	29	91	65
Net income	45	99	70	141
Less: net income attributable to non-controlling interest, net of tax	3	—	2	6
Net income attributable to DXC common stockholders	$42	$99	$68	$135

Income per common share:
Basic	$0.23	$0.49	$0.38	$0.66
Diluted	$0.23	$0.49	$0.37	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$45	$99	$70	$141
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	79	(40)	82	(6)
Cash flow hedges adjustments, net of tax (2)	(14)	4	(11)	7
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(1)	—	(2)	(2)
Pension and other post-retirement benefit plans, net of tax	(1)	—	(2)	(2)
Other comprehensive income (loss), net of taxes	64	(36)	69	(1)
Comprehensive income	109	63	139	140
Less: comprehensive income (loss) attributable to non-controlling interest	3	(1)	2	5
Comprehensive income attributable to DXC common stockholders	$106	$64	$137	$135

(1) Tax (benefit) expense related to foreign currency translation adjustments was $(7) and $(6) for the three and six months ended September 30, 2024, respectively, and $2 and $2 for the three and six months ended September 30, 2023, respectively.
(2) Tax (benefit) expense related to cash flow hedges adjustments was $(4) and $(3) for the three and six months ended September 30, 2024, respectively, and $1 and $2 for the three and six months ended September 30, 2023, respectively.
(3) Tax benefit related to amortization of prior service costs was $1 and $1 for the three and six months ended September 30, 2024, respectively, and $1 and $1 for the three and six months ended September 30, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,245	$1,224
Receivables and contract assets, net of allowance of $39 and $35	3,104	3,253
Prepaid expenses	550	512
Other current assets	100	146
Assets held for sale	8	—
Total current assets	5,007	5,135
Intangible assets, net of accumulated amortization of $6,023 and $5,792	1,981	2,130
Operating right-of-use assets, net	632	731
Goodwill	541	532
Deferred income taxes, net	908	804
Property and equipment, net of accumulated depreciation of $3,550 and $3,515	1,455	1,671
Other assets	2,961	2,857
Assets held for sale - non-current	19	11
Total Assets	$13,504	$13,871
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	226	271
Accounts payable	708	846
Accrued payroll and related costs	592	558
Current operating lease liabilities	250	282
Accrued expenses and other current liabilities	1,346	1,437
Deferred revenue and advance contract payments	703	866
Income taxes payable	172	134
Liabilities related to assets held for sale	7	—
Total current liabilities	4,004	4,394
Long-term debt, net of current maturities	3,825	3,818
Non-current deferred revenue	645	671
Non-current operating lease liabilities	420	497
Non-current income tax liabilities and deferred tax liabilities	562	556
Other long-term liabilities	812	869
Total Liabilities	10,268	10,805
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 186,520,916 issued as of September 30, 2024 and 183,430,878 issued as of March 31, 2024	2	2
Additional paid-in capital	7,647	7,599
Accumulated deficit	(3,771)	(3,839)
Accumulated other comprehensive loss	(663)	(732)
Treasury stock, at cost, 5,528,105 and 4,591,340 shares as of September 30, 2024 and March 31, 2024	(234)	(219)
Total DXC stockholders’ equity	2,981	2,811
Non-controlling interest in subsidiaries	255	255
Total Equity	3,236	3,066
Total Liabilities and Equity	$13,504	$13,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$70	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	719
Operating right-of-use expense	160	181
Share-based compensation	48	47
Deferred taxes	(95)	(102)
Loss (gain) on dispositions	23	(39)
Provision for losses on accounts receivable	10	2
Unrealized foreign currency exchange (gain) loss	(2)	22
Impairment losses and contract write-offs	9	14
Other non-cash charges, net	3	—
Changes in assets and liabilities:
Decrease in assets	133	223
Decrease in operating lease liability	(160)	(181)
Decrease in other liabilities	(434)	(652)
Net cash provided by operating activities	433	375

Cash flows from investing activities:
Purchases of property and equipment	(89)	(108)
Payments for transition and transformation contract costs	(73)	(110)
Software purchased and developed	(178)	(141)
Proceeds from sale of assets	70	65
Other investing activities, net	12	10
Net cash used in investing activities	(258)	(284)

Cash flows from financing activities:
Borrowings of commercial paper	367	1,098
Repayments of commercial paper	(369)	(841)
Payments on finance leases and borrowings for asset financing	(165)	(231)
Taxes paid related to net share settlements of share-based compensation awards	(18)	(34)
Repurchase of common stock	(2)	(505)
Other financing activities, net	(2)	(8)
Net cash used in financing activities	(189)	(521)
Effect of exchange rate changes on cash and cash equivalents	38	(16)
Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	24	(446)
Cash classified within current assets held for sale	(3)	—
Net increase (decrease) in cash and cash equivalents	21	(446)
Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at end of period	$1,245	$1,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2024	186,267	$2	$7,622	$(3,814)	$(727)	$(233)	$2,850	$253	$3,103
Net Income				42			42	3	45
Other comprehensive income					64		64		64
Share-based compensation expense			25				25		25
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	254						—		—
Non-controlling interest distributions and other				1			1	(1)	—
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236

	Three Months Ended September 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2023	210,584	$2	$8,677	$(4,445)	$(739)	$(217)	$3,278	$325	$3,603
Net income				99			99		99
Other comprehensive loss					(35)		(35)	(1)	(36)
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program(2)	(9,958)		(420)	204			(216)		(216)
Stock option exercises and other common stock transactions	164						—		—
Non-controlling interest distributions and other				(1)			(1)	$(4)	(5)
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467

	Six Months Ended September 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				68			68	2	70
Other comprehensive income					69		69		69
Share-based compensation expense			48				48		48
Acquisition of treasury stock						(15)	(15)		(15)
Stock option exercises and other common stock transactions	3,090						—		—
Non-controlling interest distributions and other							—	(2)	(2)
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236

	Six Months Ended September 30, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				135			135	6	141
Other comprehensive loss							—	(1)	(1)
Share-based compensation expense			45				45		45
Acquisition of treasury stock						(31)	(31)		(31)
Share repurchase program(2)	(20,934)		(886)	388			(498)		(498)
Stock option exercises and other common stock transactions	3,666						—		—
Non-controlling interest distributions and other				(1)			(1)	(8)	(9)
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467

(1) 5,528,105 treasury shares as of September 30, 2024.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to DXC common stockholders:	$42	$99	$68	$135

Common share information:
Weighted average common shares outstanding for basic EPS	180.93	201.72	180.30	205.90
Dilutive effect of stock options and equity awards	2.95	1.34	3.71	3.00
Weighted average common shares outstanding for diluted EPS	183.88	203.06	184.01	208.90

Earnings per share:
Basic	$0.23	$0.49	$0.38	$0.66
Diluted	$0.23	$0.49	$0.37	$0.65

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock Options	906,745	960,455	917,260	924,990
Restricted Stock Units	1,700,549	1,556,542	1,742,251	1,480,781
Performance Stock Units	107,406	1,700,588	114,745	35,604

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	September 30, 2024	March 31, 2024
Beginning balance	$35	$47
Provisions for losses on accounts receivable	10	—
Other adjustments to allowance and write-offs	(6)	(12)
Ending balance	$39	$35

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 26, 2024 extending the termination date to July 25, 2025.

As of September 30, 2024, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$80	$91	$160	$181
Short-term lease cost	6	9	12	16
Variable lease cost	13	16	26	31
Sublease income	(5)	(6)	(10)	(10)
Total operating costs	$94	$110	$188	$218

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Six Months Ended
(in millions)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$160	$181
ROU assets obtained in exchange for operating lease liabilities(1)	$72	$95

(1) Net of $332 million and $557 million in lease modifications and terminations during the first six months of fiscal 2025 and 2024, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2024	March 31, 2024
ROU operating lease assets	Operating right-of-use assets, net	$632	$731

Operating lease liabilities	Current operating lease liabilities	$250	$282
Operating lease liabilities	Non-current operating lease liabilities	420	497
Total operating lease liabilities		$670	$779

The weighted-average operating lease term was 3.7 years and 3.9 years as of September 30, 2024 and March 31, 2024, respectively. The weighted-average operating lease discount rate was 4.7% and 4.6% as of September 30, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments	$150	$219	$139	$109	$67	$43	$727
Less: imputed interest							(57)
Total operating lease liabilities							$670

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization of right-of-use assets	$24	$37	$49	$79
Interest on lease liabilities	3	3	7	7
Total finance lease expense	$27	$40	$56	$86

The following table provides supplemental cash flow information related to the Company’s finance leases:

(in millions)	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Interest paid for finance lease liabilities – Operating cash flows	$7	$7
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	105	124
Total cash paid in the measurement of finance lease obligations	$112	$131

Capital expenditures through finance lease obligations(1)	$17	$41

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2024	March 31, 2024
ROU finance lease assets	Property and Equipment, net	$205	$264

Finance lease	Short-term debt and current maturities of long-term debt	$158	$178
Finance lease	Long-term debt, net of current maturities	207	242
Total finance lease liabilities(1)		$365	$420

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.9 years as of both September 30, 2024 and March 31, 2024. The weighted-average finance lease discount rate was 5.1% and 4.3% as of September 30, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Finance lease payments	$88	$138	$93	$48	$17	$4	$388
Less: imputed interest							(23)
Total finance lease liabilities							$365

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2024 and March 31, 2024 were $721 million and $885 million, respectively. As of September 30, 2024, the related forecasted transactions extend through August 2026.

During the three and six months ended September 30, 2024 and September 30, 2023, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of September 30, 2024, $9 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2024 and March 31, 2024 were $1.7 billion and $1.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	For the Three Months Ended		For the Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency remeasurement (1)	$(25)	$25	$(18)	$21
Undesignated foreign currency forward contracts (2)	25	(26)	19	(30)
Total - Foreign currency (gain) loss	$—	$(1)	$1	$(9)

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2024, there were four counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $2 million.

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

As of September 30, 2024 and March 31, 2024, DXC had $725 million and $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2024, the pre-tax loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $29 million and $24 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2024			As of March 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,747	$3,075	$672	$3,721	$3,070	$651
Customer related intangible assets	3,959	2,810	1,149	3,892	2,588	1,304
Other intangible assets	298	138	160	309	134	175
Total intangible assets	$8,004	$6,023	$1,981	$7,922	$5,792	$2,130

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Intangible asset amortization	$187	$195	$366	$378
Transition and transformation contract cost amortization(1)	48	54	101	102
Total amortization expense	$235	$249	$467	$480

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of September 30, 2024 is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$379
2026	674
2027	477
2028	199
2029	90
Thereafter	162
Total	$1,981

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2024.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2024, net	$532	$—	$532

Assets held for sale	(3)	—	(3)
Foreign currency translation	12	—	12
Balance as of September 30, 2024, net	$541	$—	$541

Goodwill, gross	5,031	5,066	10,097
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of September 30, 2024, net	$541	$—	$541

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

For the Company’s annual goodwill impairment assessment as of July 1, 2024, the Company chose to perform a quantitative goodwill impairment test. This quantitative test concluded that the fair value of the Company’s GBS reporting unit exceeded its carrying amount and, thereby, the goodwill balance for GBS is not impaired.

As of September 30, 2024, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2024.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	9/30/2024(1)	3/31/2024(1)
Short-term debt and current maturities of long-term debt
Current maturities of long-term debt	Various	2025 - 2026	68	93
Current maturities of finance lease liabilities	0.46% - 14.59%	2025 - 2026	158	178
Short-term debt and current maturities of long-term debt			$226	$271

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	725	700
$700 million Senior notes	1.80%	2027	697	697
€750 million Senior notes	0.45%	2028	834	806
$650 million Senior notes	2.375%	2029	646	646
€600 million Senior notes	0.95%	2032	665	643
Finance lease liabilities	0.46% - 14.59%	2025 - 2035	365	420
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2025 - 2029	119	177
Long-term debt			4,051	4,089
Less: current maturities			226	271
Long-term debt, net of current maturities			$3,825	$3,818

(1)The carrying amounts of the senior notes as of September 30, 2024 and March 31, 2024, include the remaining principal outstanding of $3,582 million and $3,509 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $15 million and $17 million, respectively.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.4 billion and $3.3 billion as of September 30, 2024 and March 31, 2024, respectively, compared with carrying value of $3.7 billion and $3.7 billion as of September 30, 2024 and March 31, 2024, respectively. Long-term debt excluding finance lease liabilities are classified as Level 1 or Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
United States	$889	$1,002	$1,786	$2,004
United Kingdom	451	460	899	925
Other Europe	1,035	1,051	2,065	2,115
Australia	309	330	608	672
Other International	557	593	1,119	1,166
Total Revenues	$3,241	$3,436	$6,477	$6,882

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of September 30, 2024, approximately $16.4 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 26% of these remaining performance obligations in fiscal 2025, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2024	March 31, 2024
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,117	$2,195
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$394	$362
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,348	$1,537

Change in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2024	September 30, 2023
Balance, beginning of period	$1,537	$1,842
Deferred revenue	737	873
Recognition of deferred revenue	(879)	(1,085)
Currency translation adjustment	39	(23)
Other	(86)	(29)
Balance, end of period	$1,348	$1,578

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	September 30, 2024	March 31, 2024
Accrued expenses and other current liabilities	$35	$40
Other long-term liabilities	6	11
Total	$41	$51

Summary of Restructuring Plans

Fiscal 2025 Plan

During fiscal 2025, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2025 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2024	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2024
Fiscal 2025 Plan
Workforce Reductions	$—	$42	$—	$(28)	$—	$14
Facilities Costs	—	23	(17)	(5)	(1)	—
	—	65	(17)	(33)	(1)	14
Fiscal 2024 Plan
Workforce Reductions	$8	$—	$—	$(6)	$(1)	$1
Facilities Costs	2	10	(1)	(10)	—	1
	10	10	(1)	(16)	(1)	2
Other Prior Year and Acquired Plans
Workforce Reductions	$40	$(2)	$—	$(14)	$—	$24
Facilities Costs	1	8	(3)	(6)	1	1
	41	6	(3)	(20)	1	25
Total	$51	$81	$(21)	$(69)	$(1)	$41

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Restructuring costs for the six months ended September 30, 2024 includes $8 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$13	$15	$26	$30
Interest cost	76	77	150	156
Expected return on assets	(115)	(112)	(228)	(226)
Amortization of prior service costs	(1)	(1)	(2)	(3)
Net periodic pension income	$(27)	$(21)	$(54)	$(43)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 51.6% and 22.7% for the three months ended September 30, 2024, and September 30, 2023, respectively, and 56.5% and 31.6% for the six months ended September 30, 2024, and September 30, 2023, respectively. For the three months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the six months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, an increase in interest receivables due from tax authorities, and a decrease in a deferred tax asset for stock based compensation. For the three and six months ended September 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and the majority of current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $497 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $424 million of earnings in foreign subsidiaries. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable related to uncertain tax positions, a $52 million tax indemnification receivable related to other tax payables, and a $99 million tax indemnification payable related to other tax receivables.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense of approximately $527 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $602 million if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We do not expect the U.S. Tax Court matters to be resolved in the next 12 months.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The statute of limitations on assessments related to a refund claim for fiscal year 2012 is open through February 28, 2025. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2025. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2026. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2026.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $62 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Stockholders’ Equity

Share Repurchase Program

During the first six months of fiscal 2025, there were no share repurchases under our Share Repurchase Program. The details of shares repurchased during the six months ended September 30, 2023 are shown below:

	Fiscal 2024
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	10,975,643	$25.53	$280
2nd Quarter	9,958,585	$21.50	214
Total	20,934,228	$23.61	$494

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive income before reclassifications	82	(12)	—	70
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Balance at September 30, 2024	$(857)	$(11)	$205	$(663)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive loss before reclassifications	(5)	5	—	—
Amounts reclassified from accumulated other comprehensive loss	—	2	(2)	—
Balance at September 30, 2023	$(990)	$—	$216	$(774)

Note 14 – Stock Incentive Plans

Restricted Stock Units and Performance-Based Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The Company also grants performance-based restricted stock units (“PSUs”), which generally vest at the end of a three-year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified market- and performance-based criteria over the three-year vesting period. The fair value of RSUs and PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	8,311,293	$33.97	213,755	$26.82
Granted	6,947,544	$21.73	131,238	$19.42
Settled	(2,968,681)	$50.19	(143,976)	$20.34
Canceled/Forfeited	(1,827,215)	$26.43	—	$—
Outstanding as of September 30, 2024	10,462,941	$22.52	201,017	$26.63

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total share-based compensation cost	$25	$24	$48	$47
Related income tax benefit	$4	$4	$7	$7

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2024	September 30, 2023
Cash paid for:
Interest	$137	$135
Taxes on income, net of refunds (1)	$215	$235

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$72	$95
Assets acquired under long-term financing	$—	$4
Investing:
Capital expenditures in accounts payable and accrued expenses	$7	$96
Capital expenditures through finance lease obligations	$17	$41
Assets acquired under long-term financing	$—	$27
Financing:
Shares repurchased but not settled in cash (3)	$—	$9

(1) Income tax refunds were $33 million and $18 million for the six months ended September 30, 2024 and September 30, 2023, respectively.
(2) Net of $332 million and $557 million in lease modifications and terminations during the first six months of fiscal 2025 and 2024, respectively.
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

Global Business Services (“GBS”) provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. Global Infrastructure Services (“GIS”) provides a portfolio of technology offerings that deliver predictable outcomes and measurable results while reducing business risk and operational costs for customers.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended September 30, 2024
Revenues	$1,677	$1,564	$3,241	$—	$3,241
Segment profit	$214	$129	$343	$(64)	$279
Depreciation and amortization(1)	$40	$177	$217	$23	$240

Three Months Ended September 30, 2023
Revenues	$1,709	$1,727	$3,436	$—	$3,436
Segment profit	$213	$101	$314	$(63)	$251
Depreciation and amortization(1)	$49	$197	$246	$26	$272

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Six Months Ended September 30, 2024
Revenues	$3,350	$3,127	$6,477	$—	$6,477
Segment profit	$395	$243	$638	$(135)	$503
Depreciation and amortization(1)	$80	$352	$432	$47	$479

Six Months Ended September 30, 2023
Revenues	$3,412	$3,470	$6,882	$—	$6,882
Segment profit	$405	$189	$594	$(125)	$469
Depreciation and amortization(1)	$94	$381	$475	$52	$527

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $89 million and $89 million for the three months ended September 30, 2024 and 2023, respectively, and $176 million and $178 million for the six months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Profit
Total profit for reportable segments	$343	$314	$638	$594
All other loss	(64)	(63)	(135)	(125)
Subtotal	$279	$251	$503	$469
Interest income	51	53	102	102
Interest expense	(69)	(78)	(141)	(144)
Restructuring costs	(42)	(35)	(81)	(55)
Transaction, separation and integration-related costs	(15)	(3)	(22)	(4)
Amortization of acquired intangible assets	(89)	(89)	(176)	(178)
Merger related indemnification	—	(2)	—	(13)
Gains on dispositions	5	33	5	28
(Losses) gains on real estate and facility sales	(27)	—	(29)	6
Impairment losses	—	(2)	—	(5)
Income before income taxes	$93	$128	$161	$206
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of September 30, 2024 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2025	$255
2026	604
2027	222
2028	82
2029	30
Thereafter	5
Total	$1,198

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. The trial date has since been extended to May 2026. In May 2024, the Court entered an order granting Plaintiffs’ motion for class certification. In July 2024, notice was provided to potential class members. The case is otherwise in discovery.

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

On August 29, 2024, a shareholder derivative suit was filed in the United States District Court for the Eastern District of Virginia against the Company’s Board of Directors and certain of its current and former officers. The complaint alleges a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action lawsuit. The derivative suit has been temporarily stayed, pending further developments in the August 2024 securities class action lawsuit.

On September 27, 2024, a shareholder derivative suit was filed in the District Court of the State of Nevada, Clark County against the Company’s Board of Directors and certain of its current and former officers. The complaint alleges a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action lawsuit. The derivative suit has been temporarily stayed, pending further developments in the August 2024 securities class action lawsuit.

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

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited (“TCS”) and Tata America International Corporation alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. In June 2024, the Court entered a final order in the case, affirming the jury’s verdict in the Company’s favor and revising the monetary award to $56 million in compensatory damages and $112 million in punitive damages. The Court also awarded the Company $26 million in prejudgment interest, post-judgment interest at an annual rate of 4.824%, and its attorney’s fees and costs, in an amount to be determined in a later order. The total award to the Company is $194 million, plus its attorney’s fees and costs. The Court also issued a permanent injunction enjoining TCS from, among other things, possessing, accessing, or using any of the Company’s trade secrets that were at issue in the case, and appointing a monitor to confirm, among other things, that TCS does not do so. In August 2024, TCS filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit. The Company has not recognized any portion of the award in its financial statements and will continue to monitor the progress of the case.

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
•compliance or failure to comply with obligations arising under new or existing laws, regulations , and customer contracts relating to the privacy, security and handling of personal data;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”) (collectively the “USPS Separation and Mergers”);
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2025 and our financial condition as of September 30, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2025 and fiscal 2024. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key profitability metrics for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 as well as year to date cash flow comparisons are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.2 billion, down 5.7% compared to prior year period, and down 5.6% on an organic basis;
•Diluted earnings per share of $0.23, compared to $0.49 in the second quarter of fiscal 2024; adjusted diluted earnings per share of $0.93, compared to $0.70 in the second quarter of fiscal 2024, an increase of 32.9%;
•Fiscal 2025 operating cash flow of $433 million, less capital expenditures of $340 million, resulted in free cash flow of $93 million, compared to free cash flow of $16 million in the same period a year ago.

Results of Operations for the Second Quarter and First Six Months of Fiscal 2025 and Fiscal 2024

Revenues

Revenues across operating segments and geographies are provided below:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2024	September 30, 2023	Percentage Change	Constant Currency September 30, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$889	$1,002	(11.3)%	$889	(11.3)%
U.K.	451	460	(2.0)%	439	(4.6)%
Other Europe	1,035	1,051	(1.5)%	1,024	(2.6)%
Australia	309	330	(6.4)%	302	(8.5)%
Other International	557	593	(6.1)%	586	(1.2)%
Total Revenues	$3,241	$3,436	(5.7)%	$3,240	(5.7)%

Operating Segments
GBS	$1,677	$1,709	(1.9)%	$1,679	(1.8)%
GIS	1,564	1,727	(9.4)%	1,561	(9.6)%
Total Revenues	$3,241	$3,436	(5.7)%	$3,240	(5.7)%

	Six Months Ended			Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	Percentage Change	Constant Currency September 30, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$1,786	$2,004	(10.9)%	$1,786	(10.9)%
U.K.	899	925	(2.8)%	884	(4.4)%
Other Europe	2,065	2,115	(2.4)%	2,064	(2.4)%
Australia	608	672	(9.5)%	604	(10.1)%
Other International	1,119	1,166	(4.0)%	1,187	1.8%
Total Revenues	$6,477	$6,882	(5.9)%	$6,525	(5.2)%

Operating Segments
GBS	$3,350	$3,412	(1.8)%	$3,382	(0.9)%
GIS	3,127	3,470	(9.9)%	3,143	(9.4)%
Total Revenues	$6,477	$6,882	(5.9)%	$6,525	(5.2)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the second quarter of fiscal 2025, our total revenue was $3.2 billion, a decrease of $195 million or 5.7%, compared to the same period a year ago. For the first six months of fiscal 2025, our total revenue was $6.5 billion, a decrease of $405 million or 5.9%, as compared to the same period a year ago. The 5.9% decrease against the comparative period includes a 0.7% unfavorable foreign currency exchange rate impact, a 0.2% decline in revenue from the disposition of certain businesses, and a 5.0% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Global Business Services

For the second quarter of fiscal 2025, GBS revenue was $1.7 billion, a decrease of $32 million or 1.9%, as compared to the same period a year ago. The 1.9% decrease against the comparative period includes a 1.6% decline in organic revenue, a 0.2% decline in revenue from the disposition of certain businesses, and a 0.1% unfavorable foreign currency exchange rate impact.

For the first six months of fiscal 2025, GBS revenue was $3.4 billion, a decrease of $62 million or 1.8%, as compared to the same period a year ago. The 1.8% decrease against the comparative period includes a 0.6% decline in organic revenue, 0.3% decline in revenue from the disposition of certain businesses, and a 0.9% unfavorable foreign currency exchange rate impact.

Global Infrastructure Services

For the second quarter of fiscal 2025, our GIS revenue was $1.6 billion, a decrease of $163 million or 9.4%, as compared to the same period a year ago. The 9.4% decrease against the comparative period includes a 9.6% decline in organic revenue from project completions and lower resale revenue, partially offset by a 0.2% favorable foreign currency exchange rate impact.

For the first six months of fiscal 2025, our GIS revenue was $3.1 billion, a decrease of $343 million or 9.9%, as compared to the same period a year ago. The 9.9% decrease against the comparative period includes a 9.4% decline in organic revenue from project completions and lower resale revenue and a 0.5% unfavorable foreign currency exchange rate impact.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2024	2023	Dollar	Percent	2024	2023	Dollar	Percent
Costs of services	$2,427	$2,633	$(206)	(7.8)%	$4,953	$5,352	$(399)	(7.5)%
Selling, general and administrative	353	328	25	7.6%	654	655	(1)	(0.2)%
Depreciation and amortization	329	361	(32)	(8.9)%	655	705	(50)	(7.1)%
Restructuring costs	42	35	7	20.0%	81	55	26	47.3%
Interest expense	69	78	(9)	(11.5)%	141	144	(3)	(2.1)%
Interest income	(51)	(53)	2	(3.8)%	(102)	(102)	—	—%
Loss on disposition of businesses	—	2	(2)	(100.0)%	—	7	(7)	(100.0)%
Other income, net	(21)	(76)	55	(72.4)%	(66)	(140)	74	(52.9)%
Total Costs and Expenses	$3,148	$3,308	$(160)	(4.8)%	$6,316	$6,676	$(360)	(5.4)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.4 billion and $5.0 billion for the second quarter and first six months of fiscal 2025, respectively, a decrease of $206 million and $399 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in expense against both comparative periods was primarily due to a decrease in costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts.

Gross margin (Revenues less COS as a percentage of revenue) was 25.1% and 23.5% for the second quarter and first six months of fiscal 2025, respectively, an increase of 1.7% and 1.3% against the comparative period.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $353 million and $654 million for the second quarter and first six months of fiscal 2025, respectively, an increase of $25 million and a decrease of $1 million, respectively, as compared to the same periods of the prior fiscal year.

The $25 million increase in expense for the second quarter of fiscal 2025 was primarily due to an increase in higher transaction, separation and integration-related (“TSI”) costs and an alignment of business development expenses from COS in support of the offering model, partially offset by a gain from a legal settlement in the second quarter of fiscal 2025 and reductions in payroll related expenses.

The $1 million decrease in expense for the first six months of fiscal 2025 was primarily due to a reduction in payroll related expenses, lower merger-related indemnification expenses, and a gain from a legal settlement in the second quarter of fiscal 2025, partially offset by higher TSI costs and an alignment of business development expenses from COS in support of the offering model.

Depreciation and Amortization

Depreciation expense was $94 million and $188 million for the second quarter and first six months of fiscal 2025, respectively, a decrease of $18 million and $37 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in depreciation expense against both comparative periods was primarily due to lower average net property and equipment balances.

Amortization expense was $235 million and $467 million for the second quarter and first six months of fiscal 2025, respectively, a decrease of $14 million and $13 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in amortization expense against both comparative periods was primarily due to lower software amortization.

Restructuring Costs

During fiscal 2025, management approved global cost savings initiatives designed to better align our facility and data center requirements. During the second quarter and first six months of fiscal 2025, total restructuring costs recorded, net of reversals, were $42 million and $81 million, respectively, an increase of $7 million and $26 million, respectively, as compared to the same periods of the prior fiscal year.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $18 million and $39 million for the second quarter and first six months of fiscal 2025, respectively, a decrease of $7 million and $3 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in net interest expense against both comparative periods was primarily due to decreased interest expense from lower levels of asset financing and commercial paper liabilities, partially offset by lower net income from cash deposits.

Loss on Disposition of Businesses

During the first six months of fiscal 2024, the Company sold insignificant businesses that resulted in a loss of $7 million.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous gains and losses. The following table summarizes components of other income, net.

The components of other income, net were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-service cost components of net periodic pension income	$(40)	$(36)	$(80)	$(73)
Foreign currency (gain) loss	—	(1)	1	(9)
Loss (gain) on real estate and facility sales	27	—	29	(6)
Other gain	(8)	(39)	(16)	(52)
Total	$(21)	$(76)	$(66)	$(140)
Other income, net, was $21 million for the second quarter of fiscal 2025, a decrease of $55 million against the comparative period. Other income, net, was $66 million for the first six months of fiscal 2025, a decrease of $74 million against the comparative period. The change against the comparative period was primarily due to:
•net periodic pension income increased by $4 million and $7 million primarily due to changes in expected returns on assets and other actuarial assumptions.
•foreign currency gains for the six months ended decreased by $10 million, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•net losses on real estate and facility sales increased by $27 million and $35 million; and
•a decrease in other gains of $31 million and $36 million, primarily from the sale of a strategic investment in the second quarter of fiscal 2024.

Taxes

Our effective tax rate (“ETR”) was 51.6% and 22.7% for the three months ended September 30, 2024, and September 30, 2023, respectively, and 56.5% and 31.6% for the six months ended September 30, 2024, and September 30, 2023, respectively. For the three months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the six months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, an increase in interest receivables due from tax authorities, and a decrease in a deferred tax asset for stock based compensation. For the three and six months ended September 30, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit.

Earnings Per Share

Diluted EPS for the second quarter and first six months of fiscal 2025 was $0.23 and $0.37, respectively, a decrease of $0.26 and $0.28, respectively, as compared to the same periods of the prior fiscal year. The decrease in diluted EPS against both comparative periods was primarily due to decreases in net income attributable to DXC common stockholders, partially offset by lower weighted average share counts from the Company’s share repurchases.

Diluted EPS for the second quarter of fiscal 2025 includes $0.18 per share of restructuring costs, $0.07 per share of transaction, separation and integration-related costs, $0.38 per share of amortization of acquired intangible assets, $(0.03) per share of merger related indemnification costs, $(0.03) per share of gains on dispositions, $0.11 per share of net losses on real estate and facility sales, and $0.03 per share of tax adjustments.

Diluted EPS for the first six months of fiscal 2025 includes $0.35 per share of restructuring costs, $0.10 per share of transaction, separation and integration-related costs, $0.77 per share of amortization of acquired intangible assets, $(0.03) per share of merger related indemnification costs, $(0.03) per share of gains on dispositions, $0.12 per share of net losses on real estate and facility sales, and $0.03 per share of tax adjustments.

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

We believe EBIT, adjusted EBIT, non-GAAP income before income taxes, non-GAAP net income, non-GAAP net income attributable to DXC common stockholders, and non-GAAP EPS provide investors with useful supplemental information about our operating performance after excluding certain categories of expenses as well as gains and losses on certain dispositions and certain tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2024	2023	Dollar	Percent	2024	2023	Dollar	Percent
Income before income taxes	$93	$128	$(35)	(27.3)%	$161	$206	$(45)	(21.8)%
Non-GAAP income before income taxes	$261	$226	$35	15.5%	$464	$427	$37	8.7%
Net income	$45	$99	$(54)	(54.5)%	$70	$141	$(71)	(50.4)%
Adjusted EBIT	$279	$251	$28	11.2%	$503	$469	$34	7.2%

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
•Merger related indemnification – in fiscal 2025, represents the Company’s current net estimate to HPE for a tax related indemnification; in fiscal 2024, represents the Company’s then current estimate of potential liability to HPE for a tax related indemnification.
•Gains and losses on dispositions – gains and losses related to dispositions of businesses, strategic assets and interests in less than wholly-owned entities.
•Gains and losses on real estate and facility sales – gains and losses related to dispositions of real property.(1)
•Impairment losses – non-cash charges associated with the permanent reduction in the value of the Company’s assets (e.g., impairment of goodwill and other long-term assets including fixed assets and impairments to deferred tax assets for discrete changes in valuation allowances). Future discrete reversals of valuation allowances are likewise excluded.
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of merger and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).

(1) Starting in the fiscal quarter ended September 30, 2024, the Company’s reported non-GAAP financial results reflect an adjustment for gains and losses on real estate and facilities dispositions, which the Company’s current management believes are not reflective of the core operating performance of our business. For comparability purposes, historical non-GAAP financial measures set forth herein have been recast to reflect this change, which included gains on dispositions of real property of approximately $6 million during the six months ended September 30, 2023. For the fiscal years ended March 31, 2024 and March 31, 2023, the Company had gains on dispositions of real property of approximately $7 million and $21 million, respectively.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Tax Adjustment	Non-GAAP Results
Income before income taxes	$93	$42	$15	$89	$—	$(5)	$27	$—	$261
Income tax expense	48	9	3	20	5	1	6	(5)	87
Net income	45	33	12	69	(5)	(6)	21	5	174
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	—	—	3
Net income attributable to DXC common stockholders	$42	$33	$12	$69	$(5)	$(6)	$21	$5	$171

Effective Tax Rate	51.6%								33.3%

Basic EPS	$0.23	$0.18	$0.07	$0.38	$(0.03)	$(0.03)	$0.12	$0.03	$0.95
Diluted EPS	$0.23	$0.18	$0.07	$0.38	$(0.03)	$(0.03)	$0.11	$0.03	$0.93

Weighted average common shares outstanding for:
Basic EPS	180.93	180.93	180.93	180.93	180.93	180.93	180.93	180.93	180.93
Diluted EPS	183.88	183.88	183.88	183.88	183.88	183.88	183.88	183.88	183.88

	Six Months Ended September 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Tax Adjustment	Non-GAAP Results
Income before income taxes	$161	$81	$22	$176	$—	$(5)	$29	$—	$464
Income tax expense	91	16	4	35	5	1	7	(5)	154
Net income	70	65	18	141	(5)	(6)	22	5	310
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$68	$65	$18	$141	$(5)	$(6)	$22	$5	$308

Effective Tax Rate	56.5%								33.2%

Basic EPS	$0.38	$0.36	$0.10	$0.78	$(0.03)	$(0.03)	$0.12	$0.03	$1.71
Diluted EPS	$0.37	$0.35	$0.10	$0.77	$(0.03)	$(0.03)	$0.12	$0.03	$1.67

Weighted average common shares outstanding for:
Basic EPS	180.30	180.30	180.30	180.30	180.30	180.30	180.30	180.30	180.30
Diluted EPS	184.01	184.01	184.01	184.01	184.01	184.01	184.01	184.01	184.01

	Three Months Ended September 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$128	$35	$3	$89	$2	(33)	$2	$—	$226
Income tax expense	29	8	1	19	1	(10)	—	35	83
Net income	99	27	2	70	1	(23)	2	(35)	143
Less: net income attributable to non-controlling interest, net of tax	—	—	—	—	—	—	—	—	—
Net income attributable to DXC common stockholders	$99	$27	$2	$70	$1	$(23)	$2	$(35)	$143

Effective Tax Rate	22.7%								36.7%

Basic EPS	$0.49	$0.13	$0.01	$0.35	$0.00	$(0.11)	$0.01	$(0.17)	$0.71
Diluted EPS	$0.49	$0.13	$0.01	$0.34	$0.00	$(0.11)	$0.01	$(0.17)	$0.70

Weighted average common shares outstanding for:
Basic EPS	201.72	201.72	201.72	201.72	201.72	201.72	201.72	201.72	201.72
Diluted EPS	203.06	203.06	203.06	203.06	203.06	203.06	203.06	203.06	203.06

	Six Months Ended September 30, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related indemnification	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Impairment Losses	Tax adjustment	Non-GAAP Results
Income before income taxes	$206	$55	$4	$178	$13	$(28)	$(6)	$5	$—	$427
Income tax expense	65	13	1	40	12	(10)	(2)	1	32	152
Net income	141	42	3	138	1	(18)	(4)	4	(32)	275
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	—	(4)	—	2
Net income attributable to DXC common stockholders	$135	$42	$3	$138	$1	$(18)	$(4)	$8	$(32)	$273

Effective Tax Rate	31.6%									35.6%

Basic EPS	$0.66	$0.20	$0.01	$0.67	$0.00	$(0.09)	$(0.02)	$0.04	$(0.16)	$1.33
Diluted EPS	$0.65	$0.20	$0.01	$0.66	$0.00	$(0.09)	$(0.02)	$0.04	$(0.15)	$1.31

Weighted average common shares outstanding for:
Basic EPS	205.90	205.90	205.90	205.90	205.90	205.90	205.90	205.90	205.90	205.90
Diluted EPS	208.90	208.90	208.90	208.90	208.90	208.90	208.90	208.90	208.90	208.90

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue growth	(5.7)%	(3.6)%	(5.9)%	(5.4)%
Foreign currency	—%	(2.0)%	0.7%	(0.5)%
Acquisition and divestitures	0.1%	2.0%	0.2%	2.3%
Organic revenue growth	(5.6)%	(3.6)%	(5.0)%	(3.6)%

GBS revenue growth	(1.9)%	(0.2)%	(1.8)%	(1.7)%
Foreign currency	0.1%	(1.6)%	0.9%	(0.3)%
Acquisition and divestitures	0.2%	4.2%	0.3%	4.8%
GBS organic revenue growth	(1.6)%	2.4%	(0.6)%	2.8%

GIS revenue growth	(9.4)%	(6.8)%	(9.9)%	(8.7)%
Foreign currency	(0.2)%	(2.3)%	0.5%	(0.8)%
Acquisition and divestitures	—%	—%	—%	—%
GIS organic revenue growth	(9.6)%	(9.1)%	(9.4)%	(9.5)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$45	$99	$70	$141
Income tax expense	48	29	91	65
Interest income	(51)	(53)	(102)	(102)
Interest expense	69	78	141	144
EBIT	111	153	200	248
Restructuring costs	42	35	81	55
Transaction, separation and integration-related costs	15	3	22	4
Amortization of acquired intangible assets	89	89	176	178
Merger related indemnification	—	2	—	13
Gains on dispositions	(5)	(33)	(5)	(28)
Losses (gains) on real estate and facility sales	27	—	29	(6)
Impairment losses	—	2	—	5
Adjusted EBIT	$279	$251	$503	$469

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2024, our cash and cash equivalents (“cash”) were $1.2 billion, of which $0.6 billion was held outside of the U.S. As of March 31, 2024, our cash was $1.2 billion, of which $0.6 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2024	September 30, 2023	Change
Net cash provided by (used in):
Operating activities	$433	$375	$58
Investing activities	(258)	(284)	26
Financing activities	(189)	(521)	332
Effect of exchange rate changes on cash and cash equivalents	38	(16)	54
Cash classified within current assets held for sale	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	$21	$(446)	$467

Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at the end of period	$1,245	$1,412

Operating cash flow

Net cash provided by operating activities was $433 million and $375 million, respectively, during the first six months of fiscal 2025 and fiscal 2024, reflecting a year-over year increase of $58 million. Operating cash flow against the comparative period included:

•a $149 million favorable change in working capital primarily from improvements in our cash conversion cycle; partially offset by
•a decrease in net income, net of adjustments of $91 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	September 30, 2024	September 30, 2023
Days of sales outstanding in accounts receivable	71	65
Days of purchases outstanding in accounts payable	(56)	(44)
Cash conversion cycle	15	21

Investing cash flow

Net cash used in investing activities was $258 million and $284 million, respectively, during the first six months of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $26 million. The change against the comparative period was primarily due to:

•a $19 million decrease in capital expenditures;
•an increase in proceeds from sales of assets of $5 million; and
•an increase in cash inflows from other net investing activities of $2 million.

Financing cash flow

Net cash used in financing activities was $189 million and $521 million, respectively, during the first six months of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $332 million. The change against the comparative period was primarily due to:

•a $519 million decrease in cash used for share repurchase activity and related taxes paid on net share settlements; and
•a $66 million decrease in payments on capital leases and borrowings for asset financing, as the Company continues reducing the volume of these financing arrangements; partially offset by
•a $253 million decrease in cash inflows from commercial paper borrowings, net of repayments and other financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2024	March 31, 2024
Short-term debt and current maturities of long-term debt	$226	$271
Long-term debt, net of current maturities	3,825	3,818
Total debt	$4,051	$4,089

The $38 million decrease in total debt during the first six months of fiscal 2025 was primarily attributable to the decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions, partially offset by an unfavorable foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2024.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Negative
Moody’s	Baa2	P-2	Negative
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper, and bonds. In addition, we currently utilize, and will further utilize accounts receivables, sales facilities, and our cross-currency cash pool for liquidity needs. However, there is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts that require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contracts and is dependent upon our performance as well as customer acceptance.

Our total liquidity of $4.4 billion as of September 30, 2024, includes $1.2 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility. On November 1, 2024, the Company extended the term of our revolving credit facility to November 1, 2029.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets and loss accruals for litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended September 30, 2024, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 17 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2024 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of September 30, 2024, approximately $592 million worth of shares remained available for repurchase under the plans or programs. There were no share repurchases during the six months ended September 30, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2024, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (filed August 9, 2024) (file no. 001-38033))

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

DXC TECHNOLOGY COMPANY

Dated:	November 7, 2024	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer