Form 10-Q
period 2024-12-31
DXC Technology Co
filed 2025-02-05
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
       ☐ Yes  ☒   No

181,048,561 shares of common stock, par value $0.01 per share, were outstanding on January 21, 2025.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2024 and December 31, 2023 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2024 and December 31, 2023 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2024 and December 31, 2023 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2024 and December 31, 2023 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Divestitures	10
Note 3–Earnings Per Share	10
Note 4–Receivables	11
Note 5–Leases	11
Note 6–Derivative Instruments	14
Note 7–Intangible Assets	16
Note 8–Goodwill	17
Note 9–Debt	18
Note 10–Revenue	19
Note 11–Restructuring Costs	20
Note 12–Pension and Other Benefit Plans	21
Note 13–Income Taxes	21
Note 14–Stockholders’ Equity	23
Note 15–Stock Incentive Plans	24
Note 16–Cash Flows	25
Note 17–Segment Information	26
Note 18–Commitments and Contingencies	28

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Revenues	$3,225	$3,399	$9,702	$10,281

Costs of services (excludes depreciation and amortization and restructuring costs)	2,416	2,636	7,369	7,988
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	335	294	989	949
Depreciation and amortization	320	350	975	1,055
Restructuring costs	43	36	124	91
Interest expense	66	78	207	222
Interest income	(51)	(56)	(153)	(158)
Gain on disposition of businesses	(7)	(103)	(7)	(96)
Other income, net	(28)	(48)	(94)	(188)
Total costs and expenses	3,094	3,187	9,410	9,863

Income before income taxes	131	212	292	418
Income tax expense	68	72	159	137
Net income	63	140	133	281
Less: net income (loss) attributable to non-controlling interest, net of tax	6	(16)	8	(10)
Net income attributable to DXC common stockholders	$57	$156	$125	$291

Income per common share:
Basic	$0.31	$0.82	$0.69	$1.45
Diluted	$0.31	$0.81	$0.68	$1.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income	$63	$140	$133	$281
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	(59)	37	23	31
Cash flow hedges adjustments, net of tax (2)	4	(4)	(7)	3
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (3)	—	(7)	—	(7)
Amortization of prior service cost, net of tax (4)	(1)	(1)	(3)	(3)
Pension and other post-retirement benefit plans, net of tax	(1)	(8)	(3)	(10)
Other comprehensive income (loss), net of taxes	(56)	25	13	24
Comprehensive income	7	165	146	305
Less: comprehensive income (loss) attributable to non-controlling interest	5	(23)	7	(18)
Comprehensive income attributable to DXC common stockholders	$2	$188	$139	$323

(1) Tax expense (benefit) related to foreign currency translation adjustments was $13 and $7 for the three and nine months ended December 31, 2024, respectively, and $(3) and $(1) for the three and nine months ended December 31, 2023, respectively.
(2) Tax expense (benefit) related to cash flow hedges adjustments was $1 and $(2) for the three and nine months ended December 31, 2024, respectively, and $(1) and $1 for the three and nine months ended December 31, 2023, respectively.
(3) Tax expense related to prior service costs was $0 for the three and nine months ended December 31, 2023, respectively.
(4) Tax benefit related to amortization of prior service costs was $0 and $1 for the three and nine months ended December 31, 2024, respectively, and $0 and $1 for the three and nine months ended December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,723	$1,224
Receivables and contract assets, net of allowance of $37 and $35	2,759	3,253
Prepaid expenses	468	512
Other current assets	125	146
Total current assets	5,075	5,135
Intangible assets, net of accumulated amortization of $6,034 and $5,792	1,786	2,130
Operating right-of-use assets, net	638	731
Goodwill	518	532
Deferred income taxes, net	917	804
Property and equipment, net of accumulated depreciation of $3,347 and $3,515	1,285	1,671
Other assets	2,812	2,857
Assets held for sale - non-current	2	11
Total Assets	$13,033	$13,871
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	193	271
Accounts payable	563	846
Accrued payroll and related costs	509	558
Current operating lease liabilities	235	282
Accrued expenses and other current liabilities	1,329	1,437
Deferred revenue and advance contract payments	744	866
Income taxes payable	215	134
Total current liabilities	3,788	4,394
Long-term debt, net of current maturities	3,637	3,818
Non-current deferred revenue	597	671
Non-current operating lease liabilities	436	497
Non-current income tax liabilities and deferred tax liabilities	549	556
Other long-term liabilities	774	869
Total Liabilities	9,781	10,805
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2024 and March 31, 2024	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 186,609,810 issued as of December 31, 2024 and 183,430,878 issued as of March 31, 2024	2	2
Additional paid-in capital	7,657	7,599
Accumulated deficit	(3,715)	(3,839)
Accumulated other comprehensive loss	(719)	(732)
Treasury stock, at cost, 5,567,341 and 4,591,340 shares as of December 31, 2024 and March 31, 2024	(235)	(219)
Total DXC stockholders’ equity	2,990	2,811
Non-controlling interest in subsidiaries	262	255
Total Equity	3,252	3,066
Total Liabilities and Equity	$13,033	$13,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$133	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995	1,076
Operating right-of-use expense	235	269
Share-based compensation	59	75
Deferred taxes	(182)	(159)
Loss (gain) on dispositions	30	(153)
Provision for losses on accounts receivable	9	—
Unrealized foreign currency exchange loss	33	48
Impairment losses and contract write-offs	25	17
Other non-cash charges, net	3	3
Changes in assets and liabilities:
Decrease in assets	334	431
Decrease in operating lease liability	(235)	(269)
Decrease in other liabilities	(356)	(538)
Net cash provided by operating activities	1,083	1,081

Cash flows from investing activities:
Purchases of property and equipment	(171)	(144)
Payments for transition and transformation contract costs	(106)	(159)
Software purchased and developed	(230)	(177)
Business dispositions	26	31
Proceeds from sale of assets	126	70
Other investing activities, net	12	12
Net cash used in investing activities	(343)	(367)

Cash flows from financing activities:
Borrowings of commercial paper	367	1,536
Repayments of commercial paper	(369)	(1,281)
Payments on finance leases and borrowings for asset financing	(242)	(333)
Taxes paid related to net share settlements of share-based compensation awards	(18)	(34)
Repurchase of common stock	(14)	(755)
Other financing activities, net	19	(10)
Net cash used in financing activities	(257)	(877)
Effect of exchange rate changes on cash and cash equivalents	16	(4)
Net increase (decrease) in cash and cash equivalents	499	(167)
Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at end of period	$1,723	$1,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236
Net Income				57			57	6	63
Other comprehensive loss					(55)		(55)	(1)	(56)
Share-based compensation expense			11				11		11
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	89						—		—
Non-controlling interest distributions and other			(1)	(1)	(1)		(3)	2	(1)
Balance at December 31, 2024	186,610	$2	$7,657	$(3,715)	$(719)	$(235)	$2,990	$262	$3,252

	Three Months Ended December 31, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2023	200,790	$2	$8,280	$(4,143)	$(774)	$(218)	$3,147	$320	$3,467
Net income				156			156	(16)	140
Other comprehensive income					32		32	(7)	25
Share-based compensation expense			26				26		26
Share repurchase program(2)	(11,341)		(479)	224			(255)		(255)
Stock option exercises and other common stock transactions	20						—		—
Non-controlling interest distributions and other				1			1	$(38)	(37)
Balance at December 31, 2023	189,469	$2	$7,827	$(3,762)	$(742)	$(218)	$3,107	$259	$3,366

	Nine Months Ended December 31, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				125			125	8	133
Other comprehensive income					14		14	(1)	13
Share-based compensation expense			59				59		59
Acquisition of treasury stock						(16)	(16)		(16)
Stock option exercises and other common stock transactions	3,179						—		—
Non-controlling interest distributions and other			(1)	(1)	(1)		(3)		(3)
Balance at December 31, 2024	186,610	$2	$7,657	$(3,715)	$(719)	$(235)	$2,990	$262	$3,252

	Nine Months Ended December 31, 2023
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				291			291	(10)	281
Other comprehensive income					32		32	(8)	24
Share-based compensation expense			71				71		71
Acquisition of treasury stock						(31)	(31)		(31)
Share repurchase program(2)	(32,275)		(1,365)	612			(753)		(753)
Stock option exercises and other common stock transactions	3,686						—		—
Non-controlling interest distributions and other				—			—	(46)	(46)
Balance at December 31, 2023	189,469	$2	$7,827	$(3,762)	$(742)	$(218)	$3,107	$259	$3,366

(1) 5,567,341 treasury shares as of December 31, 2024.
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

Recent Accounting Pronouncements

During fiscal 2024 and fiscal 2025, the following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
November 2023 ASU 2023-07, “Improvements to Reportable Segment Disclosures”	Fiscal 2025	This update requires disclosure of significant segment expenses used by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources, disclose the title and position of the CODM and modifies other segment disclosures and the frequency thereof. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s segment disclosures, but not its consolidated financial statements.
December 2023 ASU 2023-09, “Improvements to Income Tax Disclosures”	Fiscal 2026	The update requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s income tax disclosures, but not its consolidated financial statements.
November 2024 ASU 2024-03, “Disaggregation of Income Statement Expenses”	Fiscal 2028
The update requires disclosure, in the notes to financial statements, of specified quantitative information about certain costs and expenses presented in the income statement and certain qualitative information about costs that are not disaggregated. Early adoption of this update is permitted.
The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s financial statement disclosures, but not its consolidated financial statements.

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC’s condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

During the first nine months of fiscal 2025 and fiscal 2024, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million and $96 million, respectively.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income attributable to DXC common stockholders:	$57	$156	$125	$291

Common share information:
Weighted average common shares outstanding for basic EPS	181.02	190.31	180.54	200.68
Dilutive effect of stock options and equity awards	3.75	1.62	4.11	2.87
Weighted average common shares outstanding for diluted EPS	184.77	191.93	184.65	203.55

Earnings per share:
Basic	$0.31	$0.82	$0.69	$1.45
Diluted	$0.31	$0.81	$0.68	$1.43

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Stock Options	899,937	952,077	911,471	956,588
Restricted Stock Units	224,415	1,173,687	1,524,055	1,444,021
Performance Stock Units	6,982	1,104,305	113,051	37,610

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	December 31, 2024	March 31, 2024
Beginning balance	$35	$47
Provisions for losses on accounts receivable	9	—
Other adjustments to allowance and write-offs	(7)	(12)
Ending balance	$37	$35

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility’s termination date is July 25, 2025.

As of December 31, 2024, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Operating lease cost	$75	$88	$235	$269
Short-term lease cost	7	6	19	22
Variable lease cost	12	16	38	47
Sublease income	(4)	(5)	(14)	(15)
Total operating costs	$90	$105	$278	$323

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$235	$269
ROU assets obtained in exchange for operating lease liabilities(1)	$180	$131

(1) Net of $528 million and $691 million in lease modifications and terminations during the first nine months of fiscal 2025 and 2024, respectively. See Note 16 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2024	March 31, 2024
ROU operating lease assets	Operating right-of-use assets, net	$638	$731

Operating lease liabilities	Current operating lease liabilities	$235	$282
Operating lease liabilities	Non-current operating lease liabilities	436	497
Total operating lease liabilities		$671	$779

The weighted-average operating lease term was 3.8 years and 3.9 years as of December 31, 2024 and March 31, 2024, respectively. The weighted-average operating lease discount rate was 5.0% and 4.6% as of December 31, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of December 31, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments	$77	$236	$162	$133	$85	$46	$739
Less: imputed interest							(68)
Total operating lease liabilities							$671

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Amortization of right-of-use assets	$17	$31	$66	$110
Interest on lease liabilities	4	4	11	11
Total finance lease expense	$21	$35	$77	$121

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023
Interest paid for finance lease liabilities – Operating cash flows	$11	$11
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	159	177
Total cash paid in the measurement of finance lease obligations	$170	$188

Capital expenditures through finance lease obligations(1)	$20	$84

(1) See Note 16 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2024	March 31, 2024
ROU finance lease assets	Property and Equipment, net	$166	$264

Finance lease	Short-term debt and current maturities of long-term debt	$131	$178
Finance lease	Long-term debt, net of current maturities	174	242
Total finance lease liabilities(1)		$305	$420

(1) See Note 9 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.8 years and 2.9 years as of December 31, 2024 and March 31, 2024, respectively. The weighted-average finance lease discount rate was 5.6% and 4.3% as of December 31, 2024 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of December 31, 2024:

	Fiscal Year
(in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Finance lease payments	$40	$130	$89	$49	$18	$4	$330
Less: imputed interest							(25)
Total finance lease liabilities							$305

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Derivative Instruments

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Euro and Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2024 and March 31, 2024 were $730 million and $885 million, respectively. As of December 31, 2024, the related forecasted transactions extend through December 2026.

During the three and nine months ended December 31, 2024 and December 31, 2023, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 14 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of December 31, 2024, $2 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of December 31, 2024 and March 31, 2024 were $1.7 billion and $1.5 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Foreign currency remeasurement (1)	$48	$(17)	$29	$4
Undesignated foreign currency forward contracts (2)	(49)	22	(29)	(8)
Total - Foreign currency (gain) loss	$(1)	$5	$—	$(4)

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2024, there were seven counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $19 million.

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

As of December 31, 2024 and March 31, 2024, DXC had $673 million and $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2024, the pre-tax gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $52 million and $28 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2024			As of March 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,689	$3,082	$607	$3,721	$3,070	$651
Customer related intangible assets	3,846	2,819	1,027	3,892	2,588	1,304
Other intangible assets	285	133	152	309	134	175
Total intangible assets	$7,820	$6,034	$1,786	$7,922	$5,792	$2,130

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Intangible asset amortization	$182	$192	$548	$570
Transition and transformation contract cost amortization(1)	51	53	152	155
Total amortization expense	$233	$245	$700	$725

(1)Transition and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of December 31, 2024 is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$184
2026	675
2027	480
2028	208
2029	97
Thereafter	142
Total	$1,786

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2024.

(in millions)	GBS	GIS	Total
Balance as of March 31, 2024, net	$532	$—	$532

Divestitures	(3)	—	(3)
Foreign currency translation	(11)	—	(11)
Balance as of December 31, 2024, net	$518	$—	$518

Goodwill, gross	5,008	5,066	10,074
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of December 31, 2024, net	$518	$—	$518

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2024(1)	March 31, 2024(1)
Short-term debt and current maturities of long-term debt
Current maturities of long-term debt	Various	2025 - 2026	62	93
Current maturities of finance lease liabilities	0.51% - 14.59%	2025 - 2026	131	178
Short-term debt and current maturities of long-term debt			$193	$271

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	673	700
$700 million Senior notes	1.80%	2027	698	697
€750 million Senior notes	0.45%	2028	774	806
$650 million Senior notes	2.375%	2029	647	646
€600 million Senior notes	0.95%	2032	617	643
Finance lease liabilities	0.51% - 14.59%	2025 - 2035	305	420
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2025 - 2029	96	177
Other borrowings	Various	2025 - 2035	20	—
Long-term debt			3,830	4,089
Less: current maturities			193	271
Long-term debt, net of current maturities			$3,637	$3,818

(1)The carrying amounts of the senior notes as of December 31, 2024 and March 31, 2024, include the remaining principal outstanding of $3,422 million and $3,509 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $13 million and $17 million, respectively.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.3 billion as of both December 31, 2024 and March 31, 2024, compared with carrying value of $3.5 billion and $3.7 billion as of December 31, 2024 and March 31, 2024, respectively. Long-term debt excluding finance lease liabilities are classified as Level 1 or Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
United States	$902	$967	$2,688	$2,971
United Kingdom	441	465	1,340	1,390
Other Europe	1,041	1,075	3,106	3,190
Australia	286	297	894	969
Other International	555	595	1,674	1,761
Total Revenues	$3,225	$3,399	$9,702	$10,281

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 17 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of December 31, 2024, approximately $16.6 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 14% of these remaining performance obligations in fiscal 2025, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2024	March 31, 2024
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,874	$2,195
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$326	$362
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,341	$1,537

Change in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023
Balance, beginning of period	$1,537	$1,842
Deferred revenue	1,221	1,342
Recognition of deferred revenue	(1,289)	(1,608)
Currency translation adjustment	(28)	21
Other	(100)	(53)
Balance, end of period	$1,341	$1,544

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	December 31, 2024	March 31, 2024
Accrued expenses and other current liabilities	$39	$40
Other long-term liabilities	6	11
Total	$45	$51

Summary of Restructuring Plans

Fiscal 2025 Plan

During fiscal 2025, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2025 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2024	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of December 31, 2024
Fiscal 2025 Plan
Workforce Reductions	$—	$74	$—	$(47)	$(1)	$26
Facilities Costs	—	30	(19)	(10)	(1)	—
	—	104	(19)	(57)	(2)	26
Fiscal 2024 Plan
Workforce Reductions	$8	$—	$—	$(7)	$(1)	$—
Facilities Costs	2	15	(2)	(14)	—	1
	10	15	(2)	(21)	(1)	1
Other Prior Year and Acquired Plans
Workforce Reductions	$40	$(6)	$1	$(17)	$(1)	$17
Facilities Costs	1	11	(4)	(8)	1	1
	41	5	(3)	(25)	—	18
Total	$51	$124	$(24)	$(103)	$(3)	$45

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Restructuring costs for the nine months ended December 31, 2024 includes $11 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Service cost	$13	$11	$39	$41
Interest cost	75	74	225	230
Expected return on assets	(113)	(108)	(341)	(334)
Amortization of prior service costs	(2)	(1)	(4)	(4)
Net periodic pension income	$(27)	$(24)	$(81)	$(67)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

Note 13 – Income Taxes

The Company’s effective tax rate (“ETR”) was 51.9% and 34.0% for the three months ended December 31, 2024, and December 31, 2023, respectively, and 54.5% and 32.8% for the nine months ended December 31, 2024, and December 31, 2023, respectively. For the three months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the three months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit.

The majority of our global unremitted foreign earnings have been taxed or would be exempt from U.S. tax upon repatriation. Such earnings and the majority of current foreign earnings are not indefinitely reinvested. The following earnings are considered indefinitely reinvested: approximately $463 million that could be subject to U.S. federal tax when repatriated to the U.S. under section 1.245A-5(b) of the final Treasury regulations; and approximately $423 million of earnings in foreign subsidiaries. A portion of these indefinitely reinvested earnings may be subject to foreign and U.S. state tax consequences when remitted. The Company will continue to evaluate its position in the future based on its future strategy and cash needs.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable related to uncertain tax positions, a $53 million tax indemnification receivable related to other tax payables, and a $99 million tax indemnification payable related to other tax receivables.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable from Perspecta related to other tax receivables and a $5 million tax indemnification payable to Perspecta related to income tax and other tax payables.

In connection with the sale of its healthcare provider software business (“HPS”), the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years. As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, these matters are not fully reserved and would result in incremental federal and state tax expense of approximately $536 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $613 million if we do not prevail. We have received notices of deficiency with respect to fiscal 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court. During fiscal 2024, some of these cases were dismissed, but the dismissals were procedural in nature only and do not impact the Company’s potential liability for the aforementioned fiscal years. We expect court proceedings to progress during calendar year 2025 that may result in resolution of some or all of the litigation matters by the end of fiscal year 2026.

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended December 31, 2024, the Company’s liability for uncertain tax positions decreased by $19 million (excluding interest and penalties and related tax attributes) primarily due to a change in the uncertain tax position related to capitalized research and experimental expenditures. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $62 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 – Stockholders’ Equity

Share Repurchase Program

During the first nine months of fiscal 2025, there were no share repurchases under our Share Repurchase Program. During the third quarter of fiscal 2025, the Company made a $12 million payment for the excise tax associated with prior year share repurchases in compliance with the Inflation Reduction Act.

The details of shares repurchased during the nine months ended December 31, 2023 are shown below:

	Fiscal 2024
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	10,975,643	$25.53	$280
2nd Quarter	9,958,585	$21.50	214
3rd Quarter	11,340,699	$22.18	252
Total	32,274,927	$23.11	$746

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive income before reclassifications	23	(8)	—	15
Amounts reclassified from accumulated other comprehensive loss	—	1	(3)	(2)
Balance at December 31, 2024	$(916)	$(7)	$204	$(719)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Other comprehensive loss before reclassifications	39	(3)	—	36
Amounts reclassified from accumulated other comprehensive loss	—	6	(10)	(4)
Balance at December 31, 2023	$(946)	$(4)	$208	$(742)

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Stock Incentive Plans

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2024	8,311,293	$33.97	213,755	$26.82
Granted	7,059,601	$21.71	131,238	$19.42
Settled	(3,062,100)	$49.46	(143,976)	$20.34
Canceled/Forfeited	(2,784,790)	$25.61	—	$—
Outstanding as of December 31, 2024	9,524,004	$22.32	201,017	$26.63

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Total share-based compensation cost	$11	$28	$59	$75
Related income tax benefit	$3	$4	$10	$11

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023
Cash paid for:
Interest	$189	$197
Taxes on income, net of refunds (1)	$305	$334

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$180	$131
Assets acquired under long-term financing	$—	$18
Investing:
Capital expenditures in accounts payable and accrued expenses	$13	$91
Capital expenditures through finance lease obligations	$20	$84
Assets acquired under long-term financing	$—	$34
Financing:
Shares repurchased but not settled in cash (3)	$—	$14

(1) Income tax refunds were $36 million and $26 million for the nine months ended December 31, 2024 and December 31, 2023, respectively.
(2) Net of $528 million and $691 million in lease modifications and terminations during the nine months ended December 31, 2024 and December 31, 2023, respectively.
(3) On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement we reflect the excise tax as a financing activity relating to the repurchase of common stock.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Segment Information

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Three Months Ended December 31, 2024
Revenues	$1,666	$1,559	$3,225	$—	$3,225
Segment profit	$224	$101	$325	$(39)	$286
Depreciation and amortization(1)	$40	$171	$211	$22	$233

Three Months Ended December 31, 2023
Revenues	$1,696	$1,703	$3,399	$—	$3,399
Segment profit	$202	$119	$321	$(65)	$256
Depreciation and amortization(1)	$45	$191	$236	$26	$262

(in millions)	GBS	GIS	Total Reportable Segments	All Other	Totals
Nine Months Ended December 31, 2024
Revenues	$5,016	$4,686	$9,702	$—	$9,702
Segment profit	$619	$344	$963	$(174)	$789
Depreciation and amortization(1)	$120	$523	$643	$69	$712

Nine Months Ended December 31, 2023
Revenues	$5,108	$5,173	$10,281	$—	$10,281
Segment profit	$607	$308	$915	$(190)	$725
Depreciation and amortization(1)	$139	$572	$711	$78	$789

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets of $87 million and $88 million for the three months ended December 31, 2024 and 2023, respectively, and $263 million and $266 million for the nine months ended December 31, 2024 and 2023, respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Profit
Total profit for reportable segments	$325	$321	$963	$915
All other loss	(39)	(65)	(174)	(190)
Subtotal	$286	$256	$789	$725
Interest income	51	56	153	158
Interest expense	(66)	(78)	(207)	(222)
Restructuring costs	(43)	(36)	(124)	(91)
Transaction, separation and integration-related costs	(3)	(2)	(25)	(6)
Amortization of acquired intangible assets	(87)	(88)	(263)	(266)
Merger related indemnification	—	(2)	—	(15)
Gains on dispositions	8	104	13	132
(Losses) gains on real estate and facility sales	(3)	2	(32)	8
Impairment losses	(12)	—	(12)	(5)
Income before income taxes	$131	$212	$292	$418
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of December 31, 2024 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2025	$195
2026	652
2027	272
2028	122
2029	58
Thereafter	26
Total	$1,325

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In November and December 2024, two additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Virginia against the Company’s Board of Directors and certain of its current and former officers and directors. The complaints allege a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action lawsuit.

In January 2025, a second shareholder derivative suit was filed in the District Court of the State of Nevada, Clark County against the Company’s Board of Directors and certain of its current and former officers. The complaint alleges a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action lawsuit. This case has been consolidated with the previously filed derivative suit from September 2024, and has been temporarily stayed pending further developments in the August 2024 securities class action lawsuit.

The Company believes that the lawsuits described above are without merit and intends to vigorously defend all claims asserted.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 13 – “Income Taxes” for further information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2025 and our financial condition as of December 31, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and first nine months of fiscal 2025 and fiscal 2024. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key profitability metrics for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 as well as year to date cash flow comparisons are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.2 billion, down 5.1% compared to prior year period, and down 4.2% on an organic basis;
•Diluted earnings per share of $0.31, compared to $0.81 in the third quarter of fiscal 2024; adjusted diluted earnings per share of $0.92, compared to $0.86 in the third quarter of fiscal 2024, an increase of 7.0%;
•Fiscal 2025 operating cash flow of $1,083 million, less capital expenditures of $507 million, resulted in free cash flow of $576 million, compared to free cash flow of $601 million in the same period a year ago.

Results of Operations for the Third Quarter and First Nine Months of Fiscal 2025 and Fiscal 2024

Revenues

Revenues across operating segments and geographies are provided below:

	Three Months Ended			Three Months Ended
(in millions)	December 31, 2024	December 31, 2023	Percentage Change	Constant Currency December 31, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$902	$967	(6.7)%	$902	(6.7)%
U.K.	441	465	(5.2)%	428	(8.0)%
Other Europe	1,041	1,075	(3.2)%	1,050	(2.3)%
Australia	286	297	(3.7)%	286	(3.7)%
Other International	555	595	(6.7)%	584	(1.8)%
Total Revenues	$3,225	$3,399	(5.1)%	$3,250	(4.4)%

Operating Segments
GBS	$1,666	$1,696	(1.8)%	$1,680	(0.9)%
GIS	1,559	1,703	(8.5)%	1,570	(7.8)%
Total Revenues	$3,225	$3,399	(5.1)%	$3,250	(4.4)%

	Nine Months Ended			Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	Percentage Change	Constant Currency December 31, 2024(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$2,688	$2,971	(9.5)%	$2,688	(9.5)%
U.K.	1,340	1,390	(3.6)%	1,312	(5.6)%
Other Europe	3,106	3,190	(2.6)%	3,114	(2.4)%
Australia	894	969	(7.7)%	890	(8.2)%
Other International	1,674	1,761	(4.9)%	1,771	0.6%
Total Revenues	$9,702	$10,281	(5.6)%	$9,775	(4.9)%

Operating Segments
GBS	$5,016	$5,108	(1.8)%	$5,062	(0.9)%
GIS	4,686	5,173	(9.4)%	4,713	(8.9)%
Total Revenues	$9,702	$10,281	(5.6)%	$9,775	(4.9)%

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the third quarter of fiscal 2025, our total revenue was $3.2 billion, a decrease of $174 million or 5.1%, compared to the same period a year ago. The 5.1% decrease against the comparative period includes a 0.7% unfavorable foreign currency exchange rate impact, a 0.2% decline in revenue from the disposition of certain businesses, and a 4.2% decline in organic revenue. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the first nine months of fiscal 2025, our total revenue was $9.7 billion, a decrease of $579 million or 5.6%, as compared to the same period a year ago. The 5.6% decrease against the comparative period includes a 0.7% unfavorable foreign currency exchange rate impact, a 0.2% decline in revenue from the disposition of certain businesses, and a 4.7% decline in organic revenue.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Global Business Services

For the third quarter of fiscal 2025, GBS revenue was $1.67 billion, a decrease of $30 million or 1.8%, as compared to the same period a year ago. The 1.8% decrease against the comparative period includes a 0.5% decline in organic revenue, a 0.4% decline in revenue from the disposition of certain businesses, and a 0.9% unfavorable foreign currency exchange rate impact.

For the first nine months of fiscal 2025, GBS revenue was $5.0 billion, a decrease of $92 million or 1.8%, as compared to the same period a year ago. The 1.8% decrease against the comparative period includes a 0.5% decline in organic revenue, 0.4% decline in revenue from the disposition of certain businesses, and a 0.9% unfavorable foreign currency exchange rate impact.

Global Infrastructure Services

For the third quarter of fiscal 2025, GIS revenue was $1.56 billion, a decrease of $144 million or 8.5%, as compared to the same period a year ago. The 8.5% decrease against the comparative period includes a 7.8% decline in organic revenue from project completions and lower resale revenue and a 0.7% unfavorable foreign currency exchange rate impact.

For the first nine months of fiscal 2025, GIS revenue was $4.7 billion, a decrease of $487 million or 9.4%, as compared to the same period a year ago. The 9.4% decrease against the comparative period includes a 8.9% decline in organic revenue from project completions and lower resale revenue and a 0.5% unfavorable foreign currency exchange rate impact.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2024	2023	Dollar	Percent	2024	2023	Dollar	Percent
Costs of services	$2,416	$2,636	$(220)	(8.3)%	$7,369	$7,988	$(619)	(7.7)%
Selling, general and administrative	335	294	41	13.9%	989	949	40	4.2%
Depreciation and amortization	320	350	(30)	(8.6)%	975	1,055	(80)	(7.6)%
Restructuring costs	43	36	7	19.4%	124	91	33	36.3%
Interest expense	66	78	(12)	(15.4)%	207	222	(15)	(6.8)%
Interest income	(51)	(56)	5	(8.9)%	(153)	(158)	5	(3.2)%
Gain on disposition of businesses	(7)	(103)	96	(93.2)%	(7)	(96)	89	(92.7)%
Other income, net	(28)	(48)	20	(41.7)%	(94)	(188)	94	(50.0)%
Total Costs and Expenses	$3,094	$3,187	$(93)	(2.9)%	$9,410	$9,863	$(453)	(4.6)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), were $2.4 billion and $7.4 billion for the third quarter and first nine months of fiscal 2025, respectively, a decrease of $220 million and $619 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in expense against both comparative periods was primarily due to a decrease in costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts.

Gross margin (Revenues less COS as a percentage of revenue) was 25.1% and 24.0% for the third quarter and first nine months of fiscal 2025, respectively, an increase of 2.7% and 1.7% against the comparative period.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs (“SG&A”), was $335 million and $989 million for the third quarter and first nine months of fiscal 2025, respectively, an increase of $41 million and $40 million, respectively, as compared to the same periods of the prior fiscal year.

The $41 million increase in expense for the third quarter of fiscal 2025 was primarily due to an alignment of business development expenses from COS in support of the offering model and an increase in professional services and other vendor-related expenses, partially offset by reductions in payroll related expenses.

The $40 million increase in expense for the first nine months of fiscal 2025 was primarily due to an alignment of business development expenses from COS in support of the offering model and an increase in transaction, separation and integration-related (“TSI”) costs, partially offset by lower merger-related indemnification expenses and a gain from a legal settlement in fiscal 2025.

Depreciation and Amortization

Depreciation expense was $87 million and $275 million for the third quarter and first nine months of fiscal 2025, respectively, a decrease of $18 million and $55 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in depreciation expense against both comparative periods was primarily due to lower average net property and equipment balances.

Amortization expense was $233 million and $700 million for the third quarter and first nine months of fiscal 2025, respectively, a decrease of $12 million and $25 million, respectively, as compared to the same periods of the prior fiscal year. The decrease in amortization expense against both comparative periods was primarily due to lower software amortization.

Restructuring Costs

During fiscal 2025, management approved global cost savings initiatives designed to better align our facility and data center requirements. During the third quarter and first nine months of fiscal 2025, total restructuring costs recorded, net of reversals, were $43 million and $124 million, respectively, an increase of $7 million and $33 million, respectively, as compared to the same periods of the prior fiscal year.

See Note 11 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $15 million and $54 million for the third quarter and first nine months of fiscal 2025, respectively, a decrease of $7 million and $10 million, respectively, as compared to the same periods of the prior fiscal year.

The decrease in net interest expense against both comparative periods was primarily due to decreased interest expense from lower levels of asset financing and commercial paper liabilities, partially offset by lower interest from cash deposits.

Gain on Disposition of Businesses

During the first nine months of fiscal 2025 and fiscal 2024, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million and $96 million, respectively.

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

The components of other income, net were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Non-service cost components of net periodic pension income	$(40)	$(35)	$(120)	$(108)
Foreign currency (gain) loss	(1)	5	—	(4)
Loss (gain) on real estate and facility sales	3	(2)	32	(8)
Other loss (gain)	10	(16)	(6)	(68)
Total	$(28)	$(48)	$(94)	$(188)
Other income, net, was $28 million for the third quarter of fiscal 2025, a decrease of $20 million against the comparative period. Other income, net, was $94 million for the first nine months of fiscal 2025, a decrease of $94 million against the comparative period. The change against the comparative period was primarily due to:
•net periodic pension income increased by $5 million and $12 million primarily due to changes in expected returns on assets and other actuarial assumptions.
•foreign currency gains increased by $6 million and decreased by $4 million, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program.
•net losses on real estate and facility sales increased by $5 million and $40 million; and
•a decrease in other gains of $26 million and $62 million, primarily from an impairment loss in the third quarter of fiscal 2025 and the sale of a strategic investment in the first nine months of fiscal 2024.

Taxes

Our effective tax rate (“ETR”) was 51.9% and 34.0% for the three months ended December 31, 2024, and December 31, 2023, respectively, and 54.5% and 32.8% for the nine months ended December 31, 2024, and December 31, 2023, respectively. For the three months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the three months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2023, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a decrease in valuation allowances on deferred tax assets, and the foreign tax credit.

Earnings Per Share

Diluted EPS for the third quarter and first nine months of fiscal 2025 was $0.31 and $0.68, respectively, a decrease of $0.50 and $0.75, respectively, as compared to the same periods of the prior fiscal year. The decrease in diluted EPS against both comparative periods was primarily due to decreases in net income attributable to DXC common stockholders, partially offset by lower weighted average share counts from the Company’s share repurchases.

Diluted EPS for the third quarter of fiscal 2025 includes $0.18 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.37 per share of amortization of acquired intangible assets, $0.05 per share of impairment losses, $(0.01) per share of gains on dispositions, $0.01 per share of net losses on real estate and facility sales, and $(0.01) per share of tax adjustments.

Diluted EPS for the first nine months of fiscal 2025 includes $0.54 per share of restructuring costs, $0.11 per share of transaction, separation and integration-related costs, $1.14 per share of amortization of acquired intangible assets, $(0.03) per share of merger related indemnification costs, $0.05 per share of impairment losses, $(0.04) per share of gains on dispositions, $0.13 per share of net losses on real estate and facility sales, and $0.02 per share of tax adjustments.

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

Free cash flow represents cash flow from operations, less capital expenditures. Free cash flow is utilized by our management, investors, and analysts to evaluate cash available for normal business operations, to pay debt, repurchase shares, and provide further investment in the business.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount				Dollar Amount
	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2024	2023	Dollar	Percent	2024	2023	Dollar	Percent
Income before income taxes	$131	$212	$(81)	(38.2)%	$292	$418	$(126)	(30.1)%
Non-GAAP income before income taxes	$271	$234	$37	15.8%	$735	$661	$74	11.2%
Net income	$63	$140	$(77)	(55.0)%	$133	$281	$(148)	(52.7)%
Adjusted EBIT	$286	$256	$30	11.7%	$789	$725	$64	8.8%

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
•Merger related indemnification – in fiscal 2025 and fiscal 2024, represents the Company’s estimate of potential net liability to HPE for tax related indemnifications.
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

(1) Starting in the fiscal quarter ended September 30, 2024, the Company’s reported non-GAAP financial results reflect an adjustment for gains and losses on real estate and facilities dispositions, which the Company’s current management believes are not reflective of the core operating performance of our business. For comparability purposes, historical non-GAAP financial measures set forth herein have been recast to reflect this change, which included gains on dispositions of real property of approximately $2 million and $8 million during the three and nine months ended December 31, 2023, respectively. For the fiscal years ended March 31, 2024 and March 31, 2023, the Company had gains on dispositions of real property of approximately $7 million and $21 million, respectively.

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Impairment Losses	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Tax Adjustment	Non-GAAP Results
Income before income taxes	$131	$43	$3	$87	$12	$(8)	$3	$—	$271
Income tax expense	68	9	1	18	2	(6)	1	2	95
Net income	63	34	2	69	10	(2)	2	(2)	176
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	—	—	6
Net income attributable to DXC common stockholders	$57	$34	$2	$69	$10	$(2)	$2	$(2)	$170

Effective Tax Rate	51.9%								35.1%

Basic EPS	$0.31	$0.19	$0.01	$0.38	$0.06	$(0.01)	$0.01	$(0.01)	$0.94
Diluted EPS	$0.31	$0.18	$0.01	$0.37	$0.05	$(0.01)	$0.01	$(0.01)	$0.92

Weighted average common shares outstanding for:
Basic EPS	181.02	181.02	181.02	181.02	181.02	181.02	181.02	181.02	181.02
Diluted EPS	184.77	184.77	184.77	184.77	184.77	184.77	184.77	184.77	184.77

	Nine Months Ended December 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Impairment Losses	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Tax Adjustment	Non-GAAP Results
Income before income taxes	$292	$124	$25	$263	$—	$12	$(13)	$32	$—	$735
Income tax expense	159	25	5	53	5	2	(5)	8	(3)	249
Net income	133	99	20	210	(5)	10	(8)	24	3	486
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	—	—	—	—	8
Net income attributable to DXC common stockholders	$125	$99	$20	$210	$(5)	$10	$(8)	$24	$3	$478

Effective Tax Rate	54.5%									33.9%

Basic EPS	$0.69	$0.55	$0.11	$1.16	$(0.03)	$0.06	$(0.04)	$0.13	$0.02	$2.65
Diluted EPS	$0.68	$0.54	$0.11	$1.14	$(0.03)	$0.05	$(0.04)	$0.13	$0.02	$2.59

Weighted average common shares outstanding for:
Basic EPS	180.54	180.54	180.54	180.54	180.54	180.54	180.54	180.54	180.54	180.54
Diluted EPS	184.65	184.65	184.65	184.65	184.65	184.65	184.65	184.65	184.65	184.65

	Three Months Ended December 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Tax Adjustment	Non-GAAP Results
Income before income taxes	$212	$36	$2	$88	$2	(104)	$(2)	$—	$234
Income tax expense	72	5	—	13	—	(10)	(1)	5	84
Net income	140	31	2	75	2	(94)	(1)	(5)	150
Less: net loss attributable to non-controlling interest, net of tax	(16)	—	—	—	—	—	—	—	(16)
Net income attributable to DXC common stockholders	$156	$31	$2	$75	$2	$(94)	$(1)	$(5)	$166

Effective Tax Rate	34.0%								35.9%

Basic EPS	$0.82	$0.16	$0.01	$0.39	$0.01	$(0.49)	$(0.01)	$(0.03)	$0.87
Diluted EPS	$0.81	$0.16	$0.01	$0.39	$0.01	$(0.49)	$(0.01)	$(0.03)	$0.86

Weighted average common shares outstanding for:
Basic EPS	190.31	190.31	190.31	190.31	190.31	190.31	190.31	190.31	190.31
Diluted EPS	191.93	191.93	191.93	191.93	191.93	191.93	191.93	191.93	191.93

	Nine Months Ended December 31, 2023
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related indemnification	(Gains) and Losses on Dispositions	(Gains) and Losses on Real Estate and Facility Sales	Impairment Losses	Tax adjustment	Non-GAAP Results
Income before income taxes	$418	$91	$6	$266	$15	$(132)	$(8)	$5	$—	$661
Income tax expense	137	18	1	53	12	(20)	(3)	1	37	236
Net income	281	73	5	213	3	(112)	(5)	4	(37)	425
Less: net loss attributable to non-controlling interest, net of tax	(10)	—	—	—	—	—	—	(4)	—	(14)
Net income attributable to DXC common stockholders	$291	$73	$5	$213	$3	$(112)	$(5)	$8	$(37)	$439

Effective Tax Rate	32.8%									35.7%

Basic EPS	$1.45	$0.36	$0.02	$1.06	$0.01	$(0.56)	$(0.02)	$0.04	$(0.18)	$2.19
Diluted EPS	$1.43	$0.36	$0.02	$1.05	$0.01	$(0.55)	$(0.02)	$0.04	$(0.18)	$2.16

Weighted average common shares outstanding for:
Basic EPS	200.68	200.68	200.68	200.68	200.68	200.68	200.68	200.68	200.68	200.68
Diluted EPS	203.55	203.55	203.55	203.55	203.55	203.55	203.55	203.55	203.55	203.55

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Total revenue growth	(5.1)%	(4.7)%	(5.6)%	(5.1)%
Foreign currency	0.7%	(1.7)%	0.7%	(1.0)%
Acquisition and divestitures	0.2%	1.9%	0.2%	2.2%
Organic revenue growth	(4.2)%	(4.5)%	(4.7)%	(3.9)%

GBS revenue growth	(1.8)%	(2.4)%	(1.8)%	(1.9)%
Foreign currency	0.9%	(1.4)%	0.9%	(0.7)%
Acquisition and divestitures	0.4%	4.1%	0.4%	4.6%
GBS organic revenue growth	(0.5)%	0.3%	(0.5)%	2.0%

GIS revenue growth	(8.5)%	(6.8)%	(9.4)%	(8.1)%
Foreign currency	0.7%	(2.1)%	0.5%	(1.2)%
Acquisition and divestitures	—%	—%	—%	—%
GIS organic revenue growth	(7.8)%	(8.9)%	(8.9)%	(9.3)%

Reconciliations of net income to adjusted EBIT are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income	$63	$140	$133	$281
Income tax expense	68	72	159	137
Interest income	(51)	(56)	(153)	(158)
Interest expense	66	78	207	222
EBIT	146	234	346	482
Restructuring costs	43	36	124	91
Transaction, separation and integration-related costs	3	2	25	6
Amortization of acquired intangible assets	87	88	263	266
Merger related indemnification	—	2	—	15
Gains on dispositions	(8)	(104)	(13)	(132)
Losses (gains) on real estate and facility sales	3	(2)	32	(8)
Impairment losses	12	—	12	5
Adjusted EBIT	$286	$256	$789	$725

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2024, our cash and cash equivalents (“cash”) were $1.7 billion, of which $0.9 billion was held outside of the U.S. As of March 31, 2024, our cash was $1.2 billion, of which $0.6 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2024	December 31, 2023	Change
Net cash provided by (used in):
Operating activities	$1,083	$1,081	$2
Investing activities	(343)	(367)	24
Financing activities	(257)	(877)	620
Effect of exchange rate changes on cash and cash equivalents	16	(4)	20
Net increase (decrease) in cash and cash equivalents	$499	$(167)	$666

Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at the end of period	$1,723	$1,691

Operating cash flow

Net cash provided by operating activities was $1,083 million and $1,081 million, respectively, during the first nine months of fiscal 2025 and fiscal 2024, reflecting a year-over year increase of $2 million. Operating cash flow against the comparative period included:

•a $119 million favorable change in working capital primarily from improvements in our cash conversion cycle; partially offset by
•a decrease in net income, net of adjustments of $117 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	December 31, 2024	December 31, 2023
Days of sales outstanding in accounts receivable	62	65
Days of purchases outstanding in accounts payable	(44)	(63)
Cash conversion cycle	18	2

Investing cash flow

Net cash used in investing activities was $343 million and $367 million, respectively, during the first nine months of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $24 million. The change against the comparative period was primarily due to:

•an increase in proceeds from sales of assets of $56 million; partially offset by
•a $27 million increase in capital expenditures; and
•a decrease in cash inflows from business dispositions of $5 million.

Financing cash flow

Net cash used in financing activities was $257 million and $877 million, respectively, during the first nine months of fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $620 million. The change against the comparative period was primarily due to:

•a $757 million decrease in cash used for share repurchase activity and related taxes paid on net share settlements; and
•a $91 million decrease in payments on capital leases and borrowings for asset financing, as the Company continues reducing the volume of these financing arrangements; partially offset by
•a $228 million decrease in cash inflows from commercial paper borrowings, net of repayments and other financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2024	March 31, 2024
Short-term debt and current maturities of long-term debt	$193	$271
Long-term debt, net of current maturities	3,637	3,818
Total debt	$3,830	$4,089

The $259 million decrease in total debt during the first nine months of fiscal 2025 was primarily attributable to the decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions and a favorable foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2024.

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

Our total liquidity of $4.9 billion as of December 31, 2024, includes $1.7 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility. On November 1, 2024, the Company extended the term of our revolving credit facility to November 1, 2029.

Share Repurchases

See Note 14 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2025.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, other than as disclosed in Note 4 – “Receivables” and Note 18 – “Commitments and Contingencies”.

Cash Commitments

There have been no material changes, outside the ordinary course of business, to our cash commitments since March 31, 2024. For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 18 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets and loss accruals for litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended December 31, 2024, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended December 31, 2024 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of December 31, 2024, approximately $592 million worth of shares remained available for repurchase under the plans or programs. There were no share repurchases during the nine months ended December 31, 2024.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

See Note 14 - "Stockholders’ Equity" to the financial statements in this Quarterly Report on Form 10-Q for more information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

DXC TECHNOLOGY COMPANY

Dated:	February 4, 2025	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer