Form 10-K
period 2025-03-31
DXC Technology Co
filed 2025-05-15
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025

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
☐ Yes  ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $3,736,469,619.

181,266,304 shares of common stock, par value $0.01 per share, were outstanding as of May 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Annual Report on Form 10-K and in the documents incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” that involve numerous assumptions, risks and uncertainties. Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target,” and “will” and words and terms of similar substance in discussions of future operating or financial performance. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements represent current expectations and beliefs, and no assurance can be given that the results, goals or plans described in such statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Forward-looking statements include, among other things, statements with respect to our future financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, potential acquisitions and divestitures, competitive position, growth opportunities, effective tax rates, liquidity and capital resources, capital return strategy, plans and objectives of management, the outcome of and costs associated with regulatory and litigation matters, and other matters.

Important factors that could cause actual results to differ materially from those described in forward-looking statements, many of which are outside of our control, include, but are not limited to:

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
•our inability to develop and expand our service offerings to address emerging business demands and technological trends, including our inability to sell differentiated services amongst our offerings and the competitive pressures faced by our business;
•our inability to compete in certain markets and expand our capacity in certain offshore locations;
•failure to maintain our credit rating and ability to manage working capital, refinance and raise additional capital for future needs;
•difficulty in understanding the changes to our business model by equity research or industry analysts or our failure to meet our publicly announced financial guidance;
•public health crises;
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
•the risks associated with prolonged periods of inflation or current macroeconomic conditions, including the possibility of reduced spending by customers in the areas we serve, the uncertainty related to our cost-takeout efforts, and our ability to close new deals in the event of an economic slowdown;
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

•risks associated with disruption of our supply chain or increases in procurement costs, including as a result of ongoing trade tensions and tariff charges;
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

We provide certain ESG and sustainability-related information in this Annual Report on Form 10-K and on our website, including in our voluntary ESG-related reporting, that is not necessarily “material” under the U.S. federal securities laws for Securities and Exchange Commission (the “SEC”) reporting purposes, even if we use the term “material” or “materiality” herein, on our website and in our external ESG disclosures, or in other materials that we may release from time to time in connection with our ESG efforts, goals and initiatives. For example, we include climate risk cost estimates in our voluntary climate change-related reporting, and these estimates, which are based on assumptions, we do not currently consider material as that term is defined under the U.S. federal securities laws. Any such ESG-related information, whether included herein, on our website or otherwise, may be informed by definitions of materiality other than the definition under the U.S. federal securities laws and may be informed by various ESG standards and frameworks (including EU CSRD double materiality, SASB, TCFD, CDP and GRI standards as well as standards for the measurement of underlying data) and the interests of various stakeholders. Given the inherent uncertainty of such information, estimates, assumptions and timelines contained in our ESG-related disclosures, we may not be able to anticipate in advance whether or the degree to which such matters are “material” under the U.S. federal securities laws or whether we will or will not be able to meet our plans, targets or goals.

Furthermore, much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For example, we note that methodologies regarding the calculation of greenhouse gas emissions metrics as well as any associated reductions are still evolving. Our disclosures may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, changing stakeholder focus, or other factors, some of which may be beyond our control. However, we cannot guarantee that any changes will strictly align with particular standards, frameworks, or the methodological preferences of particular stakeholders. We may also rely on third-party information, standards, and certifications, which may change over time as methodologies and data availability and quality continue to evolve. These factors, as well as any inaccuracies or methodological concerns with the third-party data and frameworks we use, including in our own estimates or assumptions in response to such frameworks, may cause results to differ materially, and adversely, from estimates and beliefs made by us or third parties, including regarding our ability to achieve our goals. While we are not aware of any material flaws with the third-party information we have used, except to the extent disclosed, we have not undertaken to independently verify this information or the assumptions or other methodological aspects underlying such information.

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

PART I

ITEM 1. BUSINESS

Overview

DXC Technology is a leading global provider of information technology ("IT") services. We are a trusted partner to many of the world’s most innovative organizations, building solutions that move industries and companies forward. Our engineering, consulting, and technology experts help clients simplify, optimize, and modernize their systems and processes, manage their most critical workloads, integrate AI-powered intelligence into their operations, and put security and trust at the forefront. Through innovative solutions, we help clients to achieve competitive advantages in the marketplace.

We serve a global client base, including many Fortune 500 companies, through our more than 120,000 employees in over 60 countries. We operate through two segments - Global Business Services ("GBS") and Global Infrastructure Services ("GIS") - delivering solutions that modernize operations and drive innovation across our customers' entire IT estate.

DXC was formed on April 1, 2017 by the merger of CSC and HPES (the "HPES Merger").

Segments and Services

Global Business Services

GBS provides innovative technology solutions that help our customers address key business challenges and accelerate transformations tailored to each customer’s industry and specific objectives. GBS offerings include:

•Consulting & Engineering Services (“CES”). Helps businesses use artificial intelligence ("AI") and data analytics to improve operations, automate tasks, and speed up their digital transformation. We provide software engineering, consulting, as well as custom and enterprise applications solutions that help companies manage essential functions, modernize processes, and drive innovation. We have strong expertise in industries like finance, automotive, manufacturing, healthcare, life sciences, travel, and the public sector. Our solutions help businesses stay competitive by improving efficiency, launching new products faster, expanding into new markets, and achieving their strategic goals.

•Insurance Software and Business Process Services. DXC is a leader in software and services for Life and Wealth, Property & Casualty and Reinsurance providers, helping them optimize, run and digitally transform their operations. We help insurers modernize their technology landscape from heritage systems to advanced AI-powered solutions that enhances operational efficiency, improves customer experiences, and enables insurers to adopt a digital-first approach. Beyond our software solutions, we provide comprehensive business process services, leveraging deep industry expertise to support the full spectrum of insurance operations. We also help operate and continuously improve bank cards, payment and lending processes and operations, and customer experience operations.

Global Infrastructure Services

GIS implements and operates the technology underpinning the critical systems of global businesses and governments. Our clients trust us to help secure, modernize and operate their critical systems and improve their workplace experience to support business growth. GIS offerings include:

•Cloud ITO & Security. We design, implement, run and optimize the essential IT infrastructure that underpins our clients’ hybrid IT environments, spanning data centers, public cloud, mainframes, and networks. Our comprehensive set of services encompass strategic planning, migration, and the management of complex data center and cloud ecosystems. By integrating security, compliance, scalability, and cost efficiency, we empower clients to drive innovation while maintaining operational resilience. Leveraging a human-led, AI-driven Intelligent Operations approach, we deliver secure, reliable IT operations that clients trust.

Our security practice safeguards businesses against cyber threats across all environments with a secure-by-design approach. Backed by 3,500 security professionals and eight global Security Operations Centers, we are one of the largest security providers to deliver 24/7 protection at scale. Our expertise in regulatory compliance and strong ties with global government agencies make us a trusted partner for organizations with the most demanding security requirements.

•Modern Workplace. We provide clients and their employees with secure, reliable technology that enhances productivity and streamlines daily operations, including device management, helpdesk support, and more. We reduce the burden on internal IT teams and enhance employee experience by transforming how people connect, create, and collaborate. We deliver AI-powered, secure workplaces where employees work seamlessly on their preferred devices, resolving most issues through intuitive, automated self-service—boosting productivity, engagement, and efficiency, while reducing support costs and complexity.

See Note 19 - "Segment and Geographic Information" for additional information related to our reportable segments, including the disclosure of segment revenues, segment profit, and financial information by geographic area.

Important Divestitures

During the past three fiscal years, we completed the sale of various insignificant businesses. In addition, during fiscal 2023, we completed the sale of our German financial services subsidiary to the FNZ Group. See Note 2 - "Divestitures" for further information.

Sales and Marketing

We market and sell our services to customers through our direct sales force, which operates out of various locations around the world. Our customers include commercial businesses of many sizes and across many industries, as well as public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2025, fiscal 2024, or fiscal 2023.

Seasonality

Our business results may vary from period to period with overall demand for our services impacted by factors such as customer budget cycles, industry-specific trends, and year-end project activity. While these seasonal variations do not materially affect our long-term performance, they may contribute to periodic fluctuations in revenue, expenses, and profitability. We continue to monitor these trends and adjust our operations as needed to optimize performance throughout the year.

Competition

The IT and professional services markets we compete in are highly competitive,with a substantial number of companies having onshore and offshore delivery capabilities offering services that overlap with our offerings.

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

Environmental, Social and Governance (ESG)

The governance of DXC's ESG program is a multitiered process involving our Board of Directors (the "Board"), members of our executive staff and internal leadership. Our Board provides oversight of our ESG program, enabling us to have the governance, long-term strategy and processes to manage ESG outcomes and meet the needs of our stakeholders. The Nominating/Corporate Governance Committee of our Board has specific oversight of ESG and receives quarterly updates from our ESG leadership team.

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

Available Information

We use our corporate website, www.dxc.com, as a routine channel for distributing important information, including detailed company information, financial news, SEC filings, Annual Reports, historical stock information and links to a recent earnings call webcast. DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available through the SEC at www.sec.gov. Our corporate governance guidelines, Board committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Conduct" are also available on our website. The information on our website is not incorporated by reference into, and is not a part of, this report.

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Raul Fernandez	58	2023	Indefinite	President and Chief Executive Officer	None
Rob Del Bene	65	2023	Indefinite	Executive Vice President and Chief Financial Officer	None
Howard Boville	57	2023	Indefinite	Executive Vice President, Consulting & Engineering Services	None
Christopher R. Drumgoole	50	2021	Indefinite	Executive Vice President, Global Infrastructure Services	None
Matthew K. Fawcett	57	2024	Indefinite	Executive Vice President and General Counsel	None
Jennifer Ragone	54	2025	Indefinite	Executive Vice President and Chief People Officer	None
Christopher A. Voci	53	2021	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

Business Experience of Executive Officers

Raul Fernandez serves as President and Chief Executive Officer of DXC since February 1, 2024. He previously served as Interim President and Chief Executive Officer of DXC from December 18, 2023, to January 31, 2024. Mr. Fernandez has served as a member of our Board of Directors since August 13, 2020. He is Vice Chairman and co-owner of Monumental Sports & Entertainment, a private partnership which owns some of Washington, D.C.’s major sports franchises. Mr. Fernandez brings more than three decades of executive experience scaling innovative and rapidly growing technology companies. Mr. Fernandez was the founder of Proxicom, which under his leadership evolved into a prominent early global provider of e-commerce solutions for Fortune 500 companies. Mr. Fernandez guided the growth of Proxicom from its launch in 1991 to public listing in 1999. Proxicom was acquired by Dimension Data. From 2000 to 2002, he served as Chief Executive Officer for Dimension Data North America, an information systems integration company, and as a director of its parent company, Dimension Data Holdings Plc, in 2001. He also served as Chairman and CEO for ObjectVideo, a leading developer of intelligent video surveillance software, which was sold to Alarm.com in 2017. He was also a member of President George W. Bush’s Council of Advisors on Science and Technology. Mr. Fernandez has also served on the board of directors of several public companies, including Broadcom, Inc. from January 2020 to April 2024, GameStop Corp. from April 2019 to June 2021, and Kate Spade & Co. from 2000 until its acquisition by Coach, Inc. in July 2017. Mr. Fernandez has had an extensive and successful career as an active investor, executive, board member and advisor at numerous disruptive technology companies.

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

Howard Boville serves as Executive Vice President, Consulting & Engineering Services (formerly titled General Manager for Applications Services and Artificial Intelligence) since September 2023. Before joining DXC, he served as Senior Vice President and Head of IBM Cloud Platform & Technology Lifecycle Services from April 2020 to September 2023. Prior to his role at IBM, Mr. Boville served as Chief Technology Officer at Bank of America from August 2012 to April 2020. He joined Bank of America from British Telecom, where he served in its Global Services Division. Mr. Boville currently serves on the board of Entrust, a global leader in trusted identities, payments and data protection.

Christopher R. Drumgoole serves as Executive Vice President, Global Infrastructure Services (formerly titled General Manager, Cloud Infrastructure and ITO) since April 2023. He previously served as Executive Vice President and Chief Operating Officer of DXC from August 2021 to April 2023 and as Executive Vice President and Chief Information Officer of DXC from April 2020 to August 2021. Before joining DXC, Mr. Drumgoole served as Chief Information Officer at GE from May 2018 to April 2020, where he led the company’s global technology operations, including applications, infrastructure, and related shared services. Prior to that role, he was GE’s Chief Technology Officer from April 2014 to April 2018. Mr. Drumgoole joined GE from Verizon, where he was Chief Operating Officer of Verizon’s Terremark subsidiary, a cloud, hosting, and data center provider, from January 2012 to April 2014. Mr. Drumgoole serves on the Board of Directors of Kodiak Gas Services; on the Advisory Board of Florida International University’s College of Engineering & Computing; and on the Board of Directors of ONUG, a forum for IT business leaders interested in open technologies. Mr. Drumgoole previously served on the Board of Directors of PetSmart.

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

Jennifer Ragone serves as Executive Vice President and Chief People Officer of DXC since February 2025. With more than 30 years at DXC, she has held leadership positions across multiple HR disciplines. Most recently, she served as Vice President, Global Head of Business HR from February 2023 to February 2025. Prior to that, she served as Vice President, Global Head of Talent from November 2021 to February 2023, as Vice President, Global Head of Talent Acquisition and Human Capital Consulting from August 2020 to November 2021, and as Vice President, Human Capital Consulting, Digital Labor Growth and Optimization from April 2017 to August 2020.

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

•We may fail to continue to develop and expand service offerings to address emerging demands in the highly competitive markets we serve.

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

•Disruption of our supply chain or increases in procurement costs, including as a result of ongoing trade tensions and tariff charges, could adversely impact our business.

•We may fail to maintain effective disclosure controls and internal control over financial reporting.

•We could suffer additional losses due to asset impairment charges.

•We may fail to pay dividends or repurchase shares of our common stock.

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

Our strategic priorities are focused on our customers, optimizing costs and seizing the market. We may not be able to implement our strategic priorities in accordance with our expectations for a variety of reasons, including failure to execute on our plans in a timely fashion, lack of adequate skills, ineffective management, inadequate incentives, customer resistance to new initiatives, inability to control costs or maintain competitive offerings. We also cannot be certain that executing on our strategy will generate the benefits we expect. If we fail to execute successfully on our strategic priorities, or if we pursue strategic priorities that prove to be unsuccessful, our business, financial position, results of operations and cash flows may be materially and adversely affected.

We could be held liable for damages, our reputation could suffer, and our business may be materially impacted due to service interruptions from security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.

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

Threat actors are increasingly sophisticated and using tools and techniques, including AI, designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence, which makes it more difficult for us to detect, identify, investigate, contain or recover from, future cyberattacks and security incidents. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments increase the likelihood that our encryption and other algorithms that we use to protect our data and that of customers, including sensitive customer transaction data, may fail. Computer programmers and hackers have deployed and may continue to develop and deploy ransomware, malware and other malicious software programs through phishing and other methods that attack our products. Given the nature of complex systems, hardware, software and services like ours, and the scanning tools that we deploy across our infrastructure, environment and products, we regularly identify and track security vulnerabilities. We cannot guarantee that, in all instances, we can comprehensively apply patches or confirm that measures are in place to mitigate or otherwise manage vulnerabilities before they can be exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If threat actors are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, compromises could impact our and our customers’ IT Systems and data. From time to time, we also identify security vulnerabilities and deficiencies to our IT Systems from risk assessments, penetration testing, internal audit activities and third-party reports. Remediation of such vulnerabilities and deficiencies is a continuous process, and there is no guarantee that such remediation efforts will be successful. Sophisticated hardware, software and applications produced or procured from third parties, notwithstanding our third-party risk management process and our efforts to test and remediate cyber vulnerabilities before integrating them into our IT systems, may still contain defects in design or manufacture, including “bugs” or other vulnerabilities that may be exploited. We have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to cybersecurity, operational, and financial risks. In addition, continued remote and hybrid working arrangements present potentially increased risk associated with security vulnerabilities present in non-corporate and home networks. And, as we and various third parties continue to explore and integrate AI into various products and services, we are likely exposed to new and unknown cybersecurity risks and threats.

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

Some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. To the extent our customers are required by laws, rules, or regulations to impose such contractual obligations on us, we may have limited ability to reject them or negotiate them in our favor. Moreover, some of our customer contracts may not limit our liability for the loss of confidential information (including personal data), data breaches or other cybersecurity incidents or other business impact. If we are unable to adequately address these concerns, our business and results of operations could suffer.

The regulatory landscape in these areas continues to evolve rapidly, varying in requirements, restrictions and potential legal risk, requiring additional investment in compliance programs. This could impact our strategies regarding the use of new technologies, such as artificial intelligence, and availability of previously collected data.

For example, we are subject to the General Data Protection Regulation (“GDPR”), among other regulations, imposing comprehensive data privacy compliance obligations in relation to our collection and use of “personal data” and can include significant financial penalties for non-compliance. Penalties for a material breach of GDPR and the rights and freedom of individuals are up to 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions).

While we strive to comply with all applicable data protection laws and regulations, as well as internal privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of confidential or sensitive information may result in legal proceedings or actions against us or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Product and service quality issues could impact our business, operating results and financial condition.

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

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends, including our ability to sell differentiated services and compete in the highly competitive markets we serve, may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to develop and implement innovative technology solutions that meet evolving customer needs and industry standards in analytics, software engineering, applications, business process services, digital cloud, IT outsourcing and consulting, and in areas such as AI, automation, Internet of Things and software as-a-service solutions, among others, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. The markets we serve are highly competitive and characterized by rapid technological change. If we are unable to continue to execute our strategy or if we are unable to commercialize our services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. For example, we have been integrating AI, particularly generative AI, into our services and solutions to meet client demand and to maintain competitiveness in a highly competitive and rapidly evolving market. We have made substantial investments in developing and supporting AI capabilities and services, and we anticipate making further investments in the future. If we are unable to quickly develop, adopt, and deploy generative AI technologies, we risk falling behind our industry competitors. Furthermore, generative AI is changing how we identify, recruit, hire, retain, and deploy our professionals, as well as how we price their services. Our clients may increasingly expect that we integrate generative AI with human delivery teams to develop solutions at lower costs compared to traditional, human-only approaches. Customers may be less inclined to pay premium rates for human labor if they perceive that the same services can be delivered more cost-effectively through generative AI. This could prompt clients to explore alternative providers or seek price reductions, which may negatively impact our results of operations and financial performance. The AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient, and our AI features may not achieve sufficient levels of accuracy or may have unintended consequences, including allegations of bias, discrimination, legal and regulatory violations, or violation of third-party intellectual property rights. There is no guarantee that our products or services that integrate AI capabilities will achieve market acceptance and help us maintain or enhance our competitive position.

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology (including building AI capabilities into our offerings), innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support and security. If we are unable to compete based on such factors, we could lose customers or we may experience reduced profitability from our customers and our results of operations and business prospects could be harmed. Technological developments have caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies by some of our customers are not sufficient to make up any shortfall by other customers.

Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. However, markets for new technologies, such as AI, may not develop as we have anticipated. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

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

A significant portion of our application outsourcing and software development activities has been shifted to India and other lower-cost locations. As a result, we are exposed to the risks inherent in operating in India or other locations, including (1) a highly competitive labor market for skilled workers, which may result in significant increases in labor costs, as well as shortages of qualified workers in the future, (2) currency exchange risks, and (3) the possibility that the U.S. Federal Government or the European Union (the "EU") may enact legislation that creates significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in such locations and may adversely impact our cost structure and profitability. In addition, India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Negative or uncertain political climates in countries or locations where we operate, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our operations or cause us to exit certain markets.
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

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may place our ratings on negative outlook or credit watch, or take downgrade actions, due to factors including adverse changes in macroeconomic conditions, such as a global or regional recession, trade policy uncertainty (including tariff impositions or escalations), or broader credit market trends. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including potential new standards requiring the agencies to reassess rating practices and methodologies. Ratings agencies may consider changes in credit ratings based on changes in expectations about future profitability and cash flows even if short-term liquidity expectations are not negatively impacted. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. For example, we fund a portion of our working capital requirements in the U.S. and European commercial paper markets from time to time. Any downgrade below our current rating would, absent changes to current market liquidity, substantially reduce or eliminate our ability to access that source of funding and could otherwise negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. In addition, like many multinational regulated enterprises, our operations are subject to a variety of tax, foreign exchange and regulatory capital requirements in different jurisdictions that have the effect of limiting, delaying or increasing the cost of moving cash between jurisdictions or using our cash for certain purposes. Our ability to maintain sufficient liquidity going forward is subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition and results of operations. It is difficult to predict the impact of increased borrowing costs on us, our third-party partners or customers or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Such actions may impact our ability, desire, or the timing of seeking funding for various investment opportunities.

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

If industry or equity research analysts have difficulty in understanding the changes to our business model, or we fail to meet our publicly announced financial guidance, our stock price and trading volume could decline.

Given the complexity of implementing our strategic priorities and the uncertain global economic conditions, we may not be able to progress on our strategic priorities in accordance with our expectations, and it is likely that our prior forecasts will prove to be incorrect. Additionally, industry and equity research analysts that publish reports about our business may not accurately capture and reflect our turnaround progress. As a result, we may fail to meet their expectations.

If our financial results fail to meet our publicly announced financial guidance or market expectations, equity research analysts could downgrade our common stock or publish unfavorable research that could cause our stock price or trading volume to decline, potentially significantly.

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

Any future economic downturn induced by a public health crisis, depending upon its severity and duration, could also lead to a deterioration of worldwide credit and financial markets that could negatively affect the financial health of customers, lower their demand for our services, limit their ability or willingness to pay us in a timely manner and our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in a higher rate of losses on our accounts receivables due to credit defaults.

We have indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

We have indebtedness totaling approximately $3.9 billion as of March 31, 2025 (including capital lease obligations). We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
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

There are inherent climate-related risks wherever business is conducted. Climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our worldwide business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. We have facilities around the world and our facilities, our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause loss of power or water access to data centers and service disruptions, resulting in contractual fines or loss of business. Many of our data centers require water for cooling purposes, and severe droughts or other extreme weather events or atmospheric changes that result in water scarcity, particularly in high-stress water areas, could adversely impact our ability to continue to operate or utilize data centers that we own or lease. Additionally, our customers’ facilities may be impacted by climate change-related weather events or effects, which may impact our ability to serve our customers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

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

While we have in the past and may at times continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately achieve such commitments or goals due to cost, technological constraints, or other factors that are within or outside of our control. Certain of our commitments, goals and other ESG-related disclosures are based on estimates, including, for example, our risk cost estimates disclosed in our voluntary climate change disclosures, and, even though we currently do not expect such costs to be material, they may attract regulatory or stakeholder attention or result in additional disclosure requirements in the future. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, or not in keeping with particular standards or best practices or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters, even if they are currently voluntary. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various jurisdictions. Sustainability and ESG-related regulations are evolving rapidly and operating in more than one jurisdiction is likely to make our compliance with ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure or inability to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers and customers, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. As competition for highly skilled employees in our industry has grown increasingly intense, we have experienced, and may experience in the future, higher than anticipated levels of employee attrition. These risks to attracting and retaining the necessary talent may be exacerbated by labor constraints and inflationary pressures on employee wages and benefits. Additionally, we may be unable to hire or retain talent who are trained in artificial intelligence, machine learning and advanced algorithms, to keep pace with the rapid and continuous technological changes in our industry. Immigration laws in the countries in which we operate are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions. Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas in the U.S. may impact our ability to hire talent that we need to enhance our products and services and for our operations. It is also difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our international personnel. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Inflation and government efforts to combat inflation could increase market volatility and have an adverse effect on the financial market and general economic conditions. In a time of uncertainty, our customers may reduce spending or have difficulty in budgeting for external IT services, delay procurement of products and services from us or delay their payment for products and services we have already provided, and we may have difficulty closing new deals in the event of an economic slowdown, all of which could adversely affect our profitability, results of operations and cash flow.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases. Approximately 72% of revenues earned during fiscal 2025 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations that use a different currency from where we generate our revenue.

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

We operate in over 60 countries countries in an increasingly complex regulatory environment. Among other things, we provide complex industry-specific insurance processing in the U.K., which is regulated by authorities in the U.K. and elsewhere, such as the U.K.’s Financial Conduct Authority and His Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction, along with industry regulations such as regulation by bank regulators in the U.S. and Europe. These regulations and environments are also subject to change. Additionally, the rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging laws and regulations may require us to develop additional AI-specific compliance programs.

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

In addition, changing expectations from stakeholders and the evolving landscape of regulatory and disclosure requirements regarding ESG could affect our business. We are subject to, and anticipate becoming increasingly subject to, laws, regulations, and international agreements concerning ESG, such as the European Union's Corporate Sustainability Reporting Directive (CSRD) and California's climate change disclosure requirements. As these new laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we may be required to comply or potentially face market access limitations, fines or reputational injury, and we expect to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. Other laws, regulations, treaties or initiatives in response to climate change, including, but not limited to, the introduction of a carbon tax, could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations. Moreover, we may experience loss of market share if we are unable to provide competitive products and services that incorporate climate-change mitigations, and if we are unable to achieve and sustain a carbon-neutral business model in a meaningful time frame, we could lose stockholder or customer confidence, resulting in loss of business and loss of access to the financial markets.

We are also subject to risks associated with ESG regulations. Divergent ESG interests across the various jurisdictions where we operate may expose us to increased legal, financial or reputational risks related to our ESG practices. Our inability to keep pace with any ESG regulations, trends and developments or failure to meet the expectations, including, but not limited to, any expectations resulting from goals we have established, or interests of our clients and investors, could adversely affect our business and reputation and could result in undesirable investor actions or customer or talent retention and attraction issues. For more information, see our risk factor “Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business."

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

We rely on a combination of trade secrets, patents, copyright, trademarks, and contractual provisions to protect our intellectual property rights. The existing laws in the various countries in which we provide services or solutions may offer only limited protection of our intellectual property and are subject to change. From time to time, we may discover that third parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property is difficult and expensive, and we may therefore not always be aware of such unauthorized use or misappropriation, or have adequate resources to enforce our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, market or distribute our intellectual property rights or technology, and our competitive position and results of operations could be harmed and our legal costs could increase.

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

Disruption of our supply chain or increases in procurement costs could adversely impact our business.

Delays and shortages of certain necessary components to the services and solutions we offer our clients, whether caused by natural disasters, pandemics, geopolitical events, labor strikes, or transportation delays, may increase component delivery lead times and costs to source available components and delay the delivery of our hardware products and services, which may adversely affect our ability to comply with our contracts and our ability to support our existing customers and our growth through sales to new customers. In the event of a component shortage or interruptions at a supplier, we may not be able to develop alternate sources quickly, cost effectively, or at all. Furthermore, the ongoing global uncertainty, including trade tensions and tariff changes, may also impact the cost and availability of materials or products from certain regions, particularly those reliant on international suppliers. We may not be able to quickly replace or secure alternative suppliers, and we may be forced to absorb higher costs, reduce margins, or adjust our pricing. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, harm our operational efficiency, financial performance, and reputation, and materially and adversely affect our business.

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

We acquired substantial goodwill and other intangibles as a result of the HPES Merger, increasing our exposure to this risk. We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors or if we suffer further declines in share price, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. Either of these impairments could materially affect our reported net earnings.

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

Our customers' contracts with the U.S. federal government and related agencies are also subject to issues with respect to federal budgetary and spending limits or matters and may be affected by staffing and resource reductions and funding authorizations. Any changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Additionally, impasses impacting the U.S. federal government’s ability to reach an agreement on the federal budget, debt ceiling or extended U.S. federal government shut downs could result in material payment delays, payment reductions or contract terminations by the U.S. federal government, which in turn may adversely impact the results of operations and financial condition of our government contractor customers and cause those customers to become unable to meet their obligations under contracts with us, or reduce their demand for our products and services, which could have an adverse effect on our financial condition, results of operations and/or cash flows.

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

In January 2019, the Organization for Economic Co-operation and Development (“OECD”) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion (“GloBE”) Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. Such rules have been or may be implemented in many jurisdictions. When and how these Pillar Two rules are adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

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

Our stock price is subject to changes in financial analysts’ earnings estimates, valuation and recommendations, our credit ratings and other factors beyond our control such as the inflationary pressures, other macroeconomic factors and the impact on customer demand. Speculation and market sentiment over our results of operations, financial condition and implementation of our strategic priorities can also cause changes in our stock price. In addition to economic, political and market conditions, our stock price may be adversely impacted if our financial results are inconsistent with earlier projections or market expectations, announcements of new products or new technologies by us, our competitors or our customers, or announcements of major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We could be held liable for damages, our reputation could suffer, and our business may be materially impacted due to service interruptions from security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.”

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

Our management team, including our Global CISO, Chief Information Officer, Managing Director of Global Infrastructure Services, and General Counsel, along with other key business and functional leaders, constitute our Security Steering Committee ("SCC") which is responsible for assessing and managing our material risks from cybersecurity threats. Our Global CISO and our Managing Director of Global Infrastructure Services have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Global CISO has extensive experience assessing and managing cybersecurity-related risks and implementing related policies, procedures, and strategies. Our Global CISO has served in leadership roles related to information security for over 23 years, including serving as a CISO at another company since 2015, then as DXC's IT CISO since May 2022 and as DXC’s Global CISO since August 2024. Our Global CISO reports to our Managing Director of Global Infrastructure Services who is a well-known industry leader with more than 20 years of experience in the technology industry and has been with DXC since 2020.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Ashburn, VA. We own or lease numerous offices and data centers in approximately 340 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by both segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-locations, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2025:

	Approximate Square Feet (in millions)
Geographic Area	Owned	Leased	Total
United States	1.3	1.0	2.3
EMEA	1.1	2.3	3.4
APAC	0.2	2.1	2.3
All other	0.6	0.1	0.7
Real estate in restructuring	—	0.9	0.9
Inactive space	0.7	0.1	0.8
Sublet space	0.2	—	0.2
Total	4.1	6.5	10.6

	Approximate Square Feet (in millions)
Type	Owned	Leased	Total
Offices	0.9	4.1	5.0
Data centers	2.3	1.4	3.7
Real estate in restructuring	—	0.9	0.9
Inactive space	0.7	0.1	0.8
Sublet space	0.2	—	0.2
Total	4.1	6.5	10.6

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

Number of Holders

As of May 5, 2025, there were 34,247 holders of record of our common stock.

Dividends

The Board indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021. As of March 31, 2025, the Company does not intend to reinstate its quarterly cash dividends.

Issuer Purchases of Equity Securities

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of March 31, 2025, approximately $592 million worth of shares remained available for repurchase under the plans or programs. There were no share repurchases during fiscal 2025.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock. During the third quarter of fiscal 2025, the Company made a $12 million payment for the excise tax associated with prior year share repurchases in compliance with the IRA.

See Note 15 - "Stockholders' Equity" to the financial statements in this Annual Report on Form 10-K for more information.

Performance Graph

The following graph compares the cumulative return on our common stock for the most recent five years, with the cumulative return on the Standard & Poor’s 600 Stock Index ("S&P 600 Index") and Standard & Poor's 600 Information Technology Index ("S&P 600 Information Technology Index"). The graph assumes that $100 was invested at the market close on March 31, 2020 (the last trading day of fiscal 2020) in our common stock, and the relevant comparison indices and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return

The following table provides total shareholder returns assuming $100 was invested on April 1, 2020, with annual returns using our fiscal year-end date:

Company/Market/Peer Group	2021	2022	2023	2024	2025
DXC Technology Company	140.0%	4.0%	(22.0)%	(17.0)%	(20.0)%
S&P 600 Index	95.0%	1.0%	(9.0)%	16.0%	(3.0)%
S&P 600 Information Technology Index	93.0%	2.0%	(5.0)%	6.0%	(14.0)%

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management's Discussion and Analysis (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2025 and our financial condition as of March 31, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2025 and fiscal 2024. A comparison of our results of operations and liquidity and capital resources for fiscal 2024 and fiscal 2023 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on May 16, 2024.

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

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia, and Australia. We operate through two segments: Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). We market and sell our services directly to customers through our direct sales force around the world. Our customers include commercial businesses of many sizes and in many industries and public sector clients.

Key Metrics

Key profitability and cash flow metrics for fiscal 2025 compared to fiscal 2024 are included below. We have presented organic revenue, adjusted earnings before income taxes, and adjusted diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $12.87 billion, down 5.8% compared to prior year period, and down 4.6% on an organic basis;
•Income before income taxes was $630 million; adjusted earnings before income taxes was $1,019 million, an increase of 1.0% on an adjusted basis;
•Diluted earnings per share of $2.10, compared to $0.46 in fiscal 2024; adjusted diluted earnings per share of $3.43, compared to $3.10 in fiscal 2024, an increase of 10.6%;
•Cash generated from operations was $1,398 million, less capital expenditures of $711 million, resulted in free cash flow of $687 million.
•Book-to-bill ratio (contract awards divided by annual revenue) of 1.03x, compared to 0.91x during fiscal 2024.

Results of Operations

The following table provides financial data for fiscal 2025 and 2024:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2025	March 31, 2024
Revenues	$12,871	$13,667

Income before income taxes (1)	630	109
Income tax expense	234	23
Net income (1)	$396	$86

Diluted earnings per common share: (1)	$2.10	$0.46

(1) Income before income taxes, Net income, and Diluted earnings per common share include Pension and OPEB actuarial and settlement (gains) and losses that were $(232) million and $445 million for the fiscal years ended March 31, 2025 and March 31, 2024, respectively.

Revenues

Our revenues by geography and operating segments are provided below:

	Fiscal Years Ended			Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	Percentage Change	Constant Currency March 31, 2025(1)	Percentage Change in Constant Currency(1)
Geographic Market
United States	$3,560	$3,909	(8.9)%	$3,560	(8.9)%
United Kingdom	1,817	1,881	(3.4)%	1,791	(4.8)%
Other Europe	4,128	4,267	(3.3)%	4,162	(2.5)%
Australia	1,145	1,261	(9.2)%	1,154	(8.5)%
Other International	2,221	2,349	(5.4)%	2,347	(0.1)%
Total Revenues	$12,871	$13,667	(5.8)%	$13,014	(4.8)%

Reportable Segments
GBS	$6,646	$6,820	(2.6)%	$6,727	(1.4)%
GIS	6,225	6,847	(9.1)%	6,287	(8.2)%
Total Revenues	$12,871	$13,667	(5.8)%	$13,014	(4.8)%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

Total revenue for fiscal 2025 was $12.9 billion, a decline of $796 million or 5.8%, compared to the prior fiscal year, primarily driven by a 4.6% decline in organic revenue and a 1.0% unfavorable foreign currency exchange rate impact. Organic revenue is a non-GAAP measure, as discussed in our "Non-GAAP Financial Measures." In addition, for a discussion of risks associated with our foreign operations, see Part I, Item 1A - "Risk Factors."

Reportable Segment Results

Global Business Services
•Revenue was $6.6 billion, down 2.6% year-over-year (down 1.0% on an organic basis).
•Segment profit was $797 million, down 4.6% year-over-year, with a corresponding margin of 12.0%.
•Book-to-bill ratio of 1.03x, compared to 0.96x during fiscal 2024.

Global Infrastructure Services
•Revenue was $6.2 billion, down 9.1% year-over-year (down 8.2% on an organic basis).
•Segment profit was $451 million, up 4.2% year-over-year, with a corresponding margin of 7.2%.
•Book-to-bill ratio of 1.03x, compared to 0.86x during fiscal 2024.

Costs and Expenses

Our total costs and expenses were as follows:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2025	March 31, 2024	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,770	$10,576	$(806)	(7.6)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,348	1,244	104	8.4
Depreciation and amortization	1,287	1,404	(117)	(8.3)
Restructuring costs	153	111	42	37.8
Interest expense	265	298	(33)	(11.1)
Interest income	(199)	(214)	15	(7.0)
Gain on disposition of businesses	(7)	(79)	72	(91.1)
Other (income) expense, net	(376)	218	(594)	(272.5)
Total costs and expenses	$12,241	$13,558	$(1,317)	(9.7)%

Costs of Services

Costs of services ("COS") were $9.8 billion for fiscal 2025, a decrease of $806 million compared to the prior fiscal year. The decrease in expenses against the prior fiscal year was primarily due to a decline in costs from lower revenue levels and a reduction in professional services and contractor-related expenses from our cost optimization efforts.

Gross margin (Revenues less COS as a percentage of revenue) was 24.1% for fiscal 2025, an increase of 150 basis points against the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expense ("SG&A") was $1.3 billion for fiscal 2025, an increase of $104 million compared to the prior fiscal year. The increase in expenses against the prior fiscal year was primarily due to an alignment of business development expenses from COS in support of the offering model and an increase in transaction, separation and integration-related (“TSI”) costs, partially offset by lower merger-related indemnification expenses, lower share-based compensation and a gain from a legal settlement in fiscal 2025.

SG&A as a percentage of revenue was 10.5% for fiscal 2025, an increase of 140 basis points against the prior fiscal year.

Depreciation and Amortization

Depreciation expense was $351 million for fiscal 2025, a decrease of $82 million compared to the prior fiscal year. The decrease in depreciation expense was primarily due to lower average net property and equipment balances.

Amortization expense was $936 million for fiscal 2025, a decrease of $35 million compared to the prior fiscal year. The decrease in amortization expense was primarily due to lower software amortization.

Restructuring Costs

During fiscal 2025, management approved global cost savings initiatives designed to better align our workforce, facility, and data center requirements. Total restructuring costs recorded, net of reversals, during fiscal 2025 were $153 million, an increase of $42 million compared to the prior fiscal year, primarily from a reduction in workforce-related expenses.

See Note 12 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

For fiscal 2025, net interest expense (interest expense less interest income) was $66 million, a decrease of $18 million as compared to the prior fiscal year.

The decrease in net interest expense against the comparative period was primarily due to decreased interest expense from lower levels of asset financing and commercial paper, and higher net interest income from cash deposits.

Gain on Disposition of Businesses

During fiscal 2025 and fiscal 2024, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million and $79 million, respectively.

Other (Income) Expense, Net

Other (income) expense, net comprises non-service cost components of net periodic pension income, pension and OPEB actuarial and settlement (gains) losses, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous (gains) and losses.

The components of other (income) expense, net were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	Dollar Change
Non-service cost components of net periodic pension income	$(160)	$(145)	$(15)
Pension and OPEB actuarial and settlement (gains) losses	(232)	445	(677)
Foreign currency gains	(4)	(7)	3
Loss (gain) on real estate and facility sales	23	(7)	30
Other miscellaneous (gains) and losses	(3)	(68)	65
Total	$(376)	$218	$(594)

Other (income) expense, net, was $(376) million in fiscal 2025, a change of $594 million against the prior fiscal year. The change against the prior fiscal year was primarily due to:

•net periodic pension income increased by $15 million primarily due to changes in expected returns on assets and other actuarial assumptions;
•pension and OPEB actuarial and settlement (gains) losses were $(232) million and $445 million, respectively, a change of $677 million, from mark-to-market adjustments and other settlement (gains) losses;
•foreign currency gains decreased $3 million, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•losses (gains) on real estate and facility were $23 million and $(7) million, respectively, a change of $30 million;
•a decrease in other miscellaneous (gains) and losses of $65 million, primarily from impairment losses in fiscal 2025 and the gain on the sale of a strategic investment in fiscal 2024.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2025 and 2024 was 37.1% and 21.1%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 14 - "Income Taxes."

In fiscal 2025, the ETR was primarily impacted by:
•The global mix of income and changes in foreign statutory tax rates, which increased the foreign tax rate differential and the ETR by $145 million and 23.0%, respectively.
•Income tax and foreign tax credits, which decreased income tax expense and the ETR by $84 million and 13.3%, respectively, offset by tax expense on U.S. international tax inclusions, which increased tax expense and the ETR by $59 million and 9.4%, respectively.
•The tax benefit of changes in uncertain tax positions related to the expiration of the statute of limitations and capitalized research and experimental expenditures, offset by the impact of increases in other uncertain tax positions and accrued interest, which decreased income tax expense and the ETR by $52 million and 8.3%, respectively.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal years 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal years 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years.

We have received notices of deficiency and a final partnership administrative adjustment with respect to fiscal years 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court.

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $469 million, inclusive of penalties and interest, which continues to accrue. The matter is currently scheduled for trial in August 2025.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $146 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $101 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’s motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $165 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $124 million, inclusive of penalties and interest, which continues to accrue. This matter is currently pending a summary judgment motion from the IRS.

As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, the above matters are not fully reserved and would result in incremental federal and state tax expense of approximately $544 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $623 million if we do not prevail. These amounts are net of an expected $71 million interest deduction tax benefit.

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $2 million.

Earnings Per Share (EPS)

Diluted EPS for fiscal 2025 was $2.10, an increase of $1.64 compared to the prior fiscal year. The increase in diluted EPS against the prior fiscal year was primarily due to an increase in net income attributable to DXC common stockholders and a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for fiscal 2025 includes $0.65 per share of restructuring costs, $0.11 per share of transaction, separation and integration-related costs, $1.47 per share of amortization of acquired intangible assets, $(0.02) per share of merger-related indemnification, $0.09 per share of impairment losses, $(0.05) per share of net gains on dispositions, $0.08 per share of net losses on real estate and facility sales, $(0.89) per share of pension and OPEB actuarial and settlement gains, and $(0.09) per share of tax adjustments primarily relating to tax adjustments to impair or recognize certain deferred tax assets and adjustments for changes in tax legislation.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2025	March 31, 2024	Dollar (1)	Percent (1)
Income before income taxes	$630	$109	$521	NM(2)
Non-GAAP income before income taxes	$953	$925	$28	3.0%
Net income	$396	$86	$310	NM(2)
Adjusted EBIT	$1,019	$1,009	$10	1.0%

(1) The dollar and percent change for Income before income taxes and Net income include Pension and OPEB actuarial and settlement (gains) and losses that were $(232) million and $445 million for the fiscal years ended March 31, 2025 and March 31, 2024, respectively.
(2) Calculation is not meaningful ("NM") due to inclusion of Pension and OPEB actuarial and settlement gains and losses.

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
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation, and adjustments to transition tax. Income tax expense (benefit) from the impact of mergers and divestitures is separately computed based on the underlying transaction. Income tax expense of all other (non-discrete) non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis.

(1) Starting in the fiscal quarter ended September 30, 2024, the Company’s reported non-GAAP financial results reflect an adjustment for gains and losses on real estate and facilities dispositions, which the Company’s current management believes are not reflective of the core operating performance of our business. For comparability purposes, historical non-GAAP financial measures set forth herein have been recast to reflect this change, which included gains on dispositions of real property of approximately $7 million for the fiscal year ended March 31, 2024.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Impairment Losses	Gains and Losses on Dispositions	Gains and Losses on Real Estate and Facility Sales	Pension and OPEB Actuarial and Settlement Gains and Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	630	153	25	348	2	17	(13)	23	(232)	—	953
Income tax expense	234	33	5	77	6	1	(3)	9	(66)	17	313
Net income	396	120	20	271	(4)	16	(10)	14	(166)	(17)	640
Less: net income attributable to non-controlling interest, net of tax	7	—	—	—	—	—	—	—	(1)	—	6
Net income attributable to DXC common stockholders	$389	$120	$20	$271	$(4)	$16	$(10)	$14	$(165)	(17)	$634

Effective Tax Rate	37.1%										32.8%

Basic EPS	$2.15	$0.66	$0.11	$1.50	$(0.02)	$0.09	$(0.06)	$0.08	$(0.91)	$(0.09)	$3.51
Diluted EPS	$2.10	$0.65	$0.11	$1.47	$(0.02)	$0.09	$(0.05)	$0.08	$(0.89)	$(0.09)	$3.43

Weighted average common shares outstanding for:
Basic EPS	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68
Diluted EPS	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92

	Fiscal Year Ended March 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Impairment Losses	Gains and Losses on Dispositions	Gains and Losses on Real Estate and Facility Sales	Pension and OPEB Actuarial and Settlement Gains and Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	109	111	7	354	16	5	(115)	(7)	445	—	925
Income tax expense	23	23	1	75	14	1	(26)	(2)	109	97	315
Net income	86	88	6	279	2	4	(89)	(5)	336	(97)	610
Less: net loss attributable to non-controlling interest, net of tax	(5)	—	—	—	—	(4)	—	—	2	—	(7)
Net income attributable to DXC common stockholders	$91	$88	$6	$279	$2	$8	$(89)	$(5)	$334	$(97)	$617

Effective Tax Rate	21.1%										34.1%

Basic EPS	$0.46	$0.45	$0.03	$1.42	$0.01	$0.04	$(0.45)	$(0.03)	$1.71	$(0.50)	$3.15
Diluted EPS	$0.46	$0.44	$0.03	$1.40	$0.01	$0.04	$(0.45)	$(0.03)	$1.68	$(0.49)	$3.10

Weighted average common shares outstanding for:
Basic EPS	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80	195.80
Diluted EPS	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78	198.78

Reconciliations of revenue growth to organic revenue growth are as follows:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024
Total revenue growth	(5.8)%	(5.3)%
Foreign currency	1.0%	(0.7)%
Acquisitions and divestitures	0.2%	1.9%
Organic revenue growth	(4.6)%	(4.1)%

GBS revenue growth	(2.6)%	(2.0)%
Foreign currency	1.2%	(0.4)%
Acquisitions and divestitures	0.4%	3.8%
GBS organic revenue growth	(1.0)%	1.4%

GIS revenue growth	(9.1)%	(8.3)%
Foreign currency	0.9%	(1.0)%
Acquisitions and divestitures	—%	—%
GIS organic revenue growth	(8.2)%	(9.3)%

Reconciliations of net income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024
Net income	$396	$86
Income tax expense	234	23
Interest income	(199)	(214)
Interest expense	265	298
EBIT	696	193
Restructuring costs	153	111
Transaction, separation and integration-related costs	25	7
Amortization of acquired intangible assets	348	354
Merger-related indemnification	2	16
Gains on dispositions	(13)	(115)
Losses (gains) on real estate and facility sales	23	(7)
Impairment losses	17	5
Pension and OPEB actuarial and settlement (gains) losses	(232)	445
Adjusted EBIT	$1,019	$1,009

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2025, our cash and cash equivalents ("cash") were $1.8 billion, of which $0.8 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

We have $0.2 billion in cash held by foreign subsidiaries used for local operations that is subject to country-specific limitations, which may restrict or result in increased costs in the repatriation of these funds. In addition, other practical considerations may limit our use of consolidated cash. This includes cash of $0.2 billion held by majority owned consolidated subsidiaries where third parties or public shareholders hold minority interests.

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	Change
Net cash provided by (used in):
Operating activities	$1,398	$1,361	$37
Investing activities	(512)	(491)	(21)
Financing activities	(317)	(1,487)	1,170
Effect of exchange rate changes on cash and cash equivalents	3	(17)	20
Net increase (decrease) in cash and cash equivalents	$572	$(634)	$1,206

Cash and cash equivalents at beginning of year	1,224	1,858
Cash and cash equivalents at end of year	$1,796	$1,224

Operating cash flow

Net cash provided by operating activities was $1,398 million and $1,361 million, respectively, in fiscal 2025 and fiscal 2024, reflecting a year-over-year increase of $37 million. Operating cash flow against the comparative period included:

•an increase in net income, net of adjustments of $48 million; partially offset by
•a $11 million unfavorable change in working capital due to higher working capital outflows during fiscal 2025.

The following table contains certain key working capital metrics:

	Three months ended
	March 31, 2025	March 31, 2024	March 31, 2023
Days of sales outstanding in accounts receivable	68	69	67
Days of purchases outstanding in accounts payable	(43)	(64)	(51)
Cash conversion cycle	25	5	16

Investing cash flow

Net cash used in investing activities was $512 million and $491 million, respectively, in fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $21 million. The change was primarily due to:

•a $106 million year-over-year increase in cash outflows from capital expenditures primarily from software purchased and developed; partially offset by
•an increase in proceeds from sale of assets of $86 million.

Financing cash flow

Net cash used in financing activities was $317 million and $1,487 million, respectively, in fiscal 2025 and fiscal 2024, reflecting a year-over-year change of $1,170 million. The change was primarily due to:

•an $899 million decrease in cash used for share repurchase activity and related taxes paid on net share settlements;
•a $132 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements;
•a $101 million decrease in cash outflows from commercial paper payments, net of borrowings; and
•a $38 million increase in cash inflows from other financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2025	March 31, 2024
Short-term debt and current maturities of long-term debt	$880	$271
Long-term debt, net of current maturities	2,996	3,818
Total debt	$3,876	$4,089

The $213 million decrease in total debt during fiscal 2025 was primarily due to the net decreases in finance lease liabilities and borrowings for asset financing. The $609 million increase in short-term debt and current maturities of long-term debt reflects the fiscal year 2026 maturity of the €650 million senior note.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2025 and March 31, 2024.

As of March 31, 2025, our credit ratings were as follows:

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

Our liquidity of $5.0 billion as of March 31, 2025, includes $1.8 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility. On November 1, 2024, the Company extended the term of our revolving credit facility to November 1, 2029.

Share Repurchases

See Note 15 - "Stockholders' Equity."

Dividends

To maintain our financial flexibility, we continued to suspend payment of quarterly dividends for fiscal 2025.

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

Our other cash commitments as of March 31, 2025, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
U.S. Tax Reform - Transition Tax(1)	—	(37)	—	—	(37)
Interest payments(2)	53	57	20	12	142
Total	$53	$20	$20	$12	$105

(1) The transition tax is payable over eight years. We have remitted the first seven installment payments. Our remaining liability from the originally computed transition tax in 2018 is $71 million. We are in the process of amending our tax return for historical transactions and other adjustments which are expected to reduce our overall transition tax obligation by approximately $108 million, resulting in a net refund due of $37 million.
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

The Organization for Economic Co-operation and Development (“OECD”), along with members of its inclusive framework, have, through the Base Erosion and Profit Shifting project, proposed changes to numerous long-standing tax principles (“Pillar Two Rules”), which imposes a global minimum corporate tax rate of 15%. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules recently and several other countries are also considering changes to their tax laws to implement it. When and how these rules are adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

As of March 31, 2025, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $32 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings of approximately $1.4 billion and other outside basis differences in foreign subsidiaries that were indefinitely reinvested in foreign operations. No taxes have been provided on the undistributed foreign earnings and outside basis differences that are indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, historical and projected taxable income as well as deferred tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.2 billion as of March 31, 2025, due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors such as when inputs or estimates used in determining valuation allowances significantly change or upon the receipt of new information.

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

Our weighted average rates used were:

	March 31, 2025	March 31, 2024
Discount rates	4.4%	4.5%
Expected long-term rates of return on assets	6.3%	6.0%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact that changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2025:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	50 basis points	$(36)	$36
Expected long-term return on plan assets	(50) basis points	$36	$(36)

Discount rate	50 basis points	$10	$(363)
Discount rate	(50) basis points	$(12)	$400

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal year 2024 due primarily to the volatility of the Euro, British Pound, and Australian Dollar in relation to the U.S. dollar. Significant foreign currency fluctuations continued to impact the U.S dollar during fiscal 2025 due primarily to the volatility of the British Pound and other foreign currencies in the Americas.

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

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar; see Note 11 - "Revenue." During fiscal 2025, approximately 72% of our revenues were generated outside of the United States. For the year ended March 31, 2025, a hypothetical 10% increase (decrease) in the value of the U.S. dollar against all currencies would have decreased (increased) revenues by approximately 7.2%, or $0.9 billion. The majority of this fluctuation would be offset by expenses incurred in local currency. To the extent that we were not able to match local currency revenues with local currency expenses, there would be an impact to our results of operations and cash flows.

Interest Rate Risk

As of March 31, 2025, we had outstanding debt with varying maturities for an aggregate carrying amount of $3.9 billion, of which none was floating interest rate debt. As of March 31, 2025, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our balance sheet as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We analyzed the population of material revenue arrangements and performed the following procedures on a selection of new or modified contracts:

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
May 14, 2025

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,796	$1,224
Receivables and contract assets, net of allowance for doubtful accounts of $32 and $35	2,972	3,253
Prepaid expenses	477	512
Other current assets	118	146
Total current assets	5,363	5,135
Intangible assets, net of accumulated amortization of $6,241 and $5,792	1,642	2,130
Operating lease assets, net	635	731
Goodwill	526	532
Deferred income taxes, net	819	804
Property and equipment, net of accumulated depreciation of $3,409 and $3,515	1,253	1,671
Other assets	2,967	2,857
Assets held for sale - non-current	—	11
Total Assets	$13,205	$13,871
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$880	$271
Accounts payable	549	846
Accrued payroll and related costs	571	558
Operating lease liabilities	227	282
Accrued expenses and other current liabilities	1,358	1,437
Deferred revenue and advance contract payments	762	866
Income taxes payable	64	134
Total current liabilities	4,411	4,394
Long-term debt, net of current maturities	2,996	3,818
Non-current deferred revenue	635	671
Non-current income tax liabilities and deferred income taxes	495	556
Non-current operating lease liabilities	444	497
Non-current pension obligations	387	423
Other long-term liabilities	347	446
Total Liabilities	9,715	10,805
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2025 and March 31, 2024	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 186,856,421 as of March 31, 2025 and 183,430,878 as of March 31, 2024	2	2
Additional paid-in capital	7,677	7,599
Accumulated deficit	(3,451)	(3,839)
Accumulated other comprehensive loss	(762)	(732)
Treasury stock, at cost, 5,653,666 and 4,591,340 shares as of March 31, 2025 and March 31, 2024	(237)	(219)
Total DXC stockholders’ equity	3,229	2,811
Non-controlling interest in subsidiaries	261	255
Total Equity	3,490	3,066
Total Liabilities and Equity	$13,205	$13,871

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2025	March 31, 2024	March 31, 2023

Revenues	$12,871	$13,667	$14,430

Costs of services (excludes depreciation and amortization and restructuring costs)	9,770	10,576	11,246
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,348	1,244	1,375
Depreciation and amortization	1,287	1,404	1,519
Restructuring costs	153	111	216
Interest expense	265	298	200
Interest income	(199)	(214)	(135)
Gain on disposition of businesses	(7)	(79)	(190)
Other (income) expense, net	(376)	218	1,084
Total costs and expenses	12,241	13,558	15,315

Income (loss) before income taxes	630	109	(885)
Income tax expense (benefit)	234	23	(319)
Net income (loss)	396	86	(566)
Less: net income (loss) attributable to non-controlling interest, net of tax	7	(5)	2
Net income (loss) attributable to DXC common stockholders	$389	$91	$(568)

Income (loss) per common share:
Basic	$2.15	$0.46	$(2.48)
Diluted	$2.10	$0.46	$(2.48)

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023

Net income (loss)	$396	$86	$(566)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(9)	39	(336)
Cash flow hedges adjustments, net of tax (2)	(7)	7	(17)
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (3)	(10)	(6)	(2)
Amortization of prior service cost, net of tax (4)	(4)	(5)	(36)
Pension and other post-retirement benefit plans, net of tax	(14)	(11)	(38)
Other comprehensive (loss) income, net of taxes	(30)	35	(391)
Comprehensive income (loss)	366	121	(957)
Less: comprehensive income (loss) attributable to non-controlling interest	7	(12)	—
Comprehensive income (loss) attributable to DXC common stockholders	$359	$133	$(957)

(1) Tax (benefit) expense related to foreign currency translation adjustments was $0, $(4), and $2 for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively.
(2) Tax (benefit) expense related to cash flow hedge adjustments was $(2), $3, and $(6) for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively.
(3) Tax benefit related to prior service costs was $3, $0, and $1 for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively.
(4) Tax benefit related to amortization of prior service costs was $1, $1, and $15 for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$396	$86	$(566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,313	1,433	1,551
Operating right-of-use expense	309	353	404
Pension & other post-employment benefits, actuarial & settlement (gains) losses	(232)	445	1,431
Share-based compensation	79	109	108
Deferred taxes	(35)	(416)	(609)
Loss (gain) on dispositions	24	(131)	(260)
Provision for losses on accounts receivable	12	—	(1)
Unrealized foreign currency exchange losses (gains)	40	(7)	8
Impairment losses and contract write-offs	32	18	47
Amortization of debt issuance costs and discount	5	5	4
Cash surrender value in excess of premiums paid	(12)	(14)	(17)
Other non-cash charges, net	7	9	4
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	320	176	412
(Increase) Decrease in prepaid expenses and other current assets	(81)	211	(119)
Decrease in accounts payable and accruals	(335)	(278)	(424)
(Decrease) Increase in income taxes payable and income tax liability	(57)	13	(161)
Decrease in operating lease liability	(309)	(353)	(404)
(Decrease) Increase in advance contract payments and deferred revenue	(78)	(290)	11
Other operating activities, net	—	(8)	(4)
Net cash provided by operating activities	1,398	1,361	1,415

Cash flows from investing activities:
Purchases of property and equipment	(248)	(182)	(267)
Payments for transition and transformation contract costs	(135)	(198)	(223)
Software purchased and developed	(328)	(225)	(188)
Business dispositions	26	26	(147)
Proceeds from sale of assets	161	75	171
Other investing activities, net	12	13	19
Net cash used in investing activities	(512)	(491)	(635)

Cash flows from financing activities:
Borrowings of commercial paper	367	1,784	1,514
Repayments of commercial paper	(369)	(1,887)	(1,757)
Principal payments on long-term debt	—	—	(63)
Payments on finance leases and borrowings for asset financing	(298)	(430)	(511)
Proceeds from stock options and other common stock transactions	—	—	2
Taxes paid related to net share settlements of share-based compensation awards	(20)	(35)	(17)
Repurchase of common stock	(14)	(898)	(669)
Other financing activities, net	17	(21)	(6)
Net cash used in financing activities	(317)	(1,487)	(1,507)
Effect of exchange rate changes on cash and cash equivalents	3	(17)	(97)

Net increase (decrease) in cash and cash equivalents including cash classified within current assets held for sale	572	(634)	(824)
Cash classified within current assets held for sale	—	—	10
Net increase (decrease) in cash and cash equivalents	572	(634)	(814)
Cash and cash equivalents at beginning of year	1,224	1,858	2,672
Cash and cash equivalents at end of year	$1,796	$1,224	$1,858

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2022	240,508	$3	$10,057	$(4,450)	$(385)	$(173)	$5,052	$323	$5,375
Net loss				(568)			(568)	2	(566)
Other comprehensive loss					(389)		(389)	(2)	(391)
Share-based compensation expense			98				98		98
Acquisition of treasury stock						(14)	(14)		(14)
Share repurchase program(2)	(24,437)	(1)	(1,036)	354			(683)		(683)
Stock option exercises and other common stock transactions	1,987		1				1		1
Non-controlling interest distributions and other			1	(1)			—		—
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820

(1)3,333,592 treasury shares as of March 31, 2023

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income				91			91	(5)	86
Other comprehensive loss					42		42	(7)	35
Share-based compensation expense			107				107		107
Acquisition of treasury stock						(32)	(32)		(32)
Share repurchase program(2)	(38,445)		(1,626)	734			(892)		(892)
Stock option exercises and other common stock transactions	3,818						—		—
Non-controlling interest distributions and other			(3)	1			(2)	(56)	(58)
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066

(1)4,591,340 treasury shares as of March 31, 2023

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				389			389	7	396
Other comprehensive income					(30)		(30)		(30)
Share-based compensation expense			78				78		78
Acquisition of treasury stock						(18)	(18)		(18)
Stock option exercises and other common stock transactions	3,425						—		—
Non-controlling interest distributions and other				(1)			(1)	(1)	(2)
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490

(1) 5,653,666 treasury shares as of March 31, 2025
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC," the "Company," "we," "us," or "our") is a leading global provider of IT services. We are a trusted partner to many of the world’s most innovative organizations, building solutions that move industries and companies forward. Our engineering, consulting, and technology experts help clients simplify, optimize, and modernize their systems and processes, manage their most critical workloads, integrate AI-powered intelligence into their operations, and put security and trust at the forefront. Through innovative solutions, we help clients to achieve competitive advantages in the marketplace.

We serve a global client base, including many Fortune 500 companies, through our more than 120,000 people in over 60 countries. We operate through two segments - Global Business Services ("GBS") and Global Infrastructure Services ("GIS") - delivering solutions that modernize operations and drive innovation across our customers' entire IT estate.

Basis of Presentation

In order to make this report easier to read, DXC refers throughout to (i) the Consolidated Financial Statements as the “financial statements,” (ii) the Consolidated Statements of Operations as the “statements of operations,” (iii) the Consolidated Statements of Comprehensive Income (Loss) as the "statements of comprehensive income (loss)," (iv) the Consolidated Balance Sheets as the “balance sheets,” and (v) the Consolidated Statements of Cash Flows as the “statements of cash flows.” In addition, references are made throughout to the numbered Notes to the Consolidated Financial Statements (“Notes”) in this Annual Report on Form 10-K.

The accompanying financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for annual reports and accounting principles generally accepted in the United States ("GAAP"). The financial statements include the accounts of DXC, its consolidated subsidiaries, and those business entities in which DXC maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. Non-controlling interests are presented as a separate component within equity in the balance sheets. Net earnings attributable to the non-controlling interests are presented separately in the statements of operations, and comprehensive income (loss) attributable to non-controlling interests are presented separately in the statements of comprehensive income (loss). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. The Company bases its estimates on assumptions regarding historical experience, currently available information, and anticipated developments that it believes are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax positions, valuation allowances on deferred tax assets, loss accruals for litigation, and obligations related to our pension plans. In the opinion of the Company's management, the accompanying financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Software contracts. Certain of DXC's arrangements involve the sale of DXC proprietary software, post-contract customer support, and other software-related services. The standalone selling price generally is determined for each performance obligation using an adjusted market assessment approach based on the price charged where each deliverable is sold separately. In certain limited cases (typically for software licenses) when the historical selling price is highly variable, the residual approach is used. This approach allocates revenue to the performance obligation equal to the difference between the total transaction price and the observable standalone selling prices for the other performance obligations. Revenue from distinct software licenses is recognized at a point in time when the customer can first use the software license. If significant customization is required, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion cost-to-cost method described above. Revenue for post-contract customer support and other software services is recognized over time as those services are provided.

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

Software Development Costs

After establishing technological feasibility, and until such time as the software products are available for general release to customers, the Company capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized when such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated useful life of the product.

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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation

Share-based awards are accounted for under the fair value method. The Company provides different forms of share-based compensation to its employees and non-employee directors. This generally includes restricted stock units ("RSUs"), including performance-based restricted stock units ("PSUs"). The fair value of awards is determined on the grant date, based on the Company's closing stock price. The Company uses a Monte Carlo simulation model to compute the estimated fair value of PSUs with a market condition. This model includes assumptions regarding term, risk-free interest rates, expected volatility and dividend yields, which are evaluated each time the Company issues an award. The risk-free rate equals the yield, as of the Valuation Date on semi-annual zero-coupon U.S. Treasury rates. The dividend yield assumption is based on the respective fiscal year dividend payouts. Expected volatility is based on a historical approach and the Company considers the performance period of the award.

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

Receivables

The Company records receivables at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion cost-to-cost method of accounting), and amounts retained by the customer until the completion of a specified contract and claims. Unbilled receivables amounts under contracts in progress generally become billable upon the passage of time, the achievement of project milestones, or upon acceptance by the customer.

Allowances for uncollectible trade receivables are estimated based on a combination of write-off history, aging analysis, any known collectability issues, and certain forward-looking information.

DXC uses receivables securitization facilities or receivables sales facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, along with the related allowances, from its balance sheets. Generally, the fair value of the sold receivables approximates the book value due to the short-term nature and, as a result, no gain or loss on sale of receivables is recorded.

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

Recently Adopted Accounting Pronouncements
During fiscal 2025, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
November 2023 ASU 2023-07, “Improvements to Reportable Segment Disclosures”	January 1, 2025 Prospective
This update requires disclosure of significant segment expenses used by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources, disclose the title and position of the CODM and modifies other segment disclosures and the frequency thereof.
The Company adopted this standard by expanding disclosures related to segments in the notes to the financial statements.

New Accounting Pronouncements

During fiscal 2024 and fiscal 2025, the following ASUs were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
December 2023 ASU 2023-09, “Improvements to Income Tax Disclosures”	Fiscal 2026	The update requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact our financial statement disclosures, but not its consolidated financial statements.
November 2024 ASU 2024-03, "Disaggregation of Income Statement Expenses"	Fiscal 2028	The update requires disclosure, in the notes to financial statements, of specified quantitative information about certain costs and expenses presented in the income statement and certain qualitative information about costs that are not disaggregated. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s financial statement disclosures, but not its consolidated financial statements.

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC's consolidated financial statements.

Note 2 - Divestitures

Fiscal 2025 Divestitures

During fiscal 2025, the Company sold insignificant businesses that resulted in a gain of $7 million.

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

During fiscal 2023, the Company sold insignificant businesses that resulted in a net loss of $25 million. Included in this amount was the Company's primary Russian entity that the Company sold in the second quarter of fiscal 2023.

Note 3 - Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2025	March 31, 2024	March 31, 2023
Net income (loss) attributable to DXC common shareholders:	$389	$91	$(568)

Common share information:
Weighted average common shares outstanding for basic EPS	180.68	195.80	228.99
Dilutive effect of stock options and equity awards	4.24	2.98	—
Weighted average common shares outstanding for diluted EPS	184.92	198.78	228.99

Earnings (loss) per share:
Basic	$2.15	$0.46	$(2.48)
Diluted	$2.10	$0.46	$(2.48)

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Stock Options	810,895	953,126	523,969
RSUs	508,620	1,137,403	3,242,461
PSUs	118,704	37,504	3,380,812

Note 4 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2025	March 31, 2024
Billed trade receivables	$1,331	$1,433
Unbilled receivables	1,048	1,124
Other receivables	593	696
Total	$2,972	$3,253

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the change in balance for the allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024
Beginning balance	$35	$47
Provisions for losses on accounts receivable	12	—
Other adjustments to allowance and write-offs	(15)	(12)
Ending balance	$32	$35

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified as of March 31, 2025, the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers") for the sale of commercial accounts receivable in the United States. The Receivables Facility has a facility limit of $400 million as of March 31, 2025. The Receivables Facility's termination date is July 25, 2025.

As of March 31, 2025, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company's balance sheet.

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

Operating Leases

The components of operating lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Operating lease cost	$309	$353	$404
Short-term lease cost	26	28	35
Variable lease cost	52	61	73
Sublease income	(17)	(19)	(18)
Total operating costs	$370	$423	$494

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	For the Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$309	$353	$404
ROU assets obtained in exchange for operating lease liabilities(1)	$241	$175	$227

(1) There were $703 million, $880 million, and $1,142 million in modifications and terminations in fiscal 2025, 2024, and 2023, respectively. See Note 17 – "Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2025	March 31, 2024
ROU operating lease assets	Operating right-of-use assets, net	$635	$731

Operating lease liabilities	Current operating lease liabilities	$227	$282
Operating lease liabilities	Non-current operating lease liabilities	444	497
Total operating lease liabilities		$671	$779

The weighted-average operating lease term was 3.8 years and 3.9 years as of March 31, 2025 and March 31, 2024, respectively. The weighted-average operating lease discount rate was 4.9% and 4.6% as of March 31, 2025 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of March 31, 2025:

	Fiscal Year
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease payments	$251	$176	$146	$95	$34	$32	$734
Less: imputed interest							(63)
Total operating lease liabilities							$671

Finance Leases

The components of finance lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$81	$137	$218
Interest on lease liabilities	14	15	17
Total finance lease cost	$95	$152	$235

The following table provides supplemental cash flow information related to the Company’s finance leases:

	For the Fiscal Year Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Interest paid for finance lease liabilities – Operating cash flows	$14	$15	$17
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	200	240	315
Total cash paid in the measurement of finance lease obligations	$214	$255	$332

Capital expenditures through finance lease obligations(1)	$24	$105	$102

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2025	March 31, 2024
ROU finance lease assets	Property and Equipment, net	$145	$264

Finance lease	Short-term debt and current maturities of long-term debt	$123	$178
Finance lease	Long-term debt, net of current maturities	155	242
Total finance lease liabilities(1)		$278	$420

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.7 years and 2.9 years as of March 31, 2025 and March 31, 2024, respectively. The weighted-average finance lease discount rate was 5.6% and 4.3% as of March 31, 2025 and March 31, 2024, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of March 31, 2025:

	Fiscal Year
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Finance lease payments	$135	$92	$51	$19	$1	$3	$301
Less: imputed interest							(23)
Total finance lease liabilities							$278

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2025 and March 31, 2024 were $668 million and $885 million, respectively. As of March 31, 2025, the related forecasted transactions extend through December 2026.

For the fiscal years ended March 31, 2025 and March 31, 2024, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - “Stockholders' Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of March 31, 2025, $4 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of March 31, 2025 and March 31, 2024 was $1.9 billion and $1.5 billion, respectively.

The following table presents the foreign currency (gain) loss to Other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Foreign currency remeasurement (1)	$3	$18	$12
Undesignated foreign currency forward contracts (2)	(7)	(25)	(27)
Total - Foreign currency gain	$(4)	$(7)	$(15)

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

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2025	March 31, 2024
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$1	$6
	Accrued expenses and other current liabilities	$7	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$12	$16
	Accrued expenses and other current liabilities	$32	$12

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2025, there were three counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is immaterial.

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

As of March 31, 2025 and March 31, 2024, DXC had $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2025, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was immaterial.

Note 7 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2025	March 31, 2024
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,545	$1,917
Computers and related equipment	2,977	3,142
Furniture and other equipment	134	118
Construction in progress	6	9
	4,662	5,186
Less: accumulated depreciation	3,409	3,515
Property and equipment, net	$1,253	$1,671

Depreciation expense for fiscal 2025, 2024 and 2023 was $351 million, $433 million and $519 million, respectively.

Note 8 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2025			As of March 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,713	$3,166	$547	$3,721	$3,070	$651
Customer related intangible assets	3,886	2,933	953	3,892	2,588	1,304
Other intangible assets	284	142	142	309	134	175
Total intangible assets	$7,883	$6,241	$1,642	$7,922	$5,792	$2,130

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Intangible asset amortization	$731	$759	$796
Transition and transformation contract cost amortization(1)	205	212	204
Total amortization expense	$936	$971	$1,000

(1)Transition and transformation contract costs are included within other assets on the balance sheet.

Estimated future intangible asset amortization as of March 31, 2025 is as follows:

Fiscal Year	(in millions)
2026	$687
2027	491
2028	215
2029	102
2030	57
Thereafter	90
Total	$1,642

Note 9 - Goodwill

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2025 and March 31, 2024, respectively:

(in millions)	GBS	GIS	Total
Balance as of March 31, 2024, net	$532	$—	$532

Divestitures	(3)	—	(3)
Foreign currency translation	(3)	—	(3)
Balance as of March 31, 2025, net	$526	$—	$526

Goodwill, gross	5,016	5,066	10,082
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2025, net	$526	$—	$526

(in millions)	GBS	GIS	Total
Balance as of March 31, 2023, net	$539	$—	$539

Divestitures	(3)	—	(3)
Foreign currency translation	(4)	—	(4)
Balance as of March 31, 2024, net	$532	$—	$532

Goodwill, gross	5,022	5,066	10,088
Accumulated impairment losses	(4,490)	(5,066)	(9,556)
Balance as of March 31, 2024, net	$532	$—	$532

Divestitures are described in Note 2 - "Divestitures." The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

For the Company’s annual goodwill impairment assessment performed as of July 1, 2024, the Company chose the option to bypass the initial qualitative assessment stage and proceed directly to the quantitative goodwill impairment test; the impairment analyses performed as of July 1, 2023 and 2022 were performed qualitatively. The analyses for each of these fiscal years did not result in an impairment charge. At the end of each fiscal year, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of the end of each respective fiscal year.

Note 10 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2025(1)	March 31, 2024(1)
Short-term debt and current maturities of long-term debt
€650 million Senior notes	1.75%	2026	$702	$—
Current maturities of finance lease liabilities	0.51% - 14.59%	2026	123	178
Current maturities of other long-term debt	Various	2026	55	93
Short-term debt and current maturities of long-term debt			$880	$271

Long-term debt, net of current maturities
€650 million Senior notes	1.75%	2026	—	700
$700 million Senior notes	1.80%	2027	698	697
€750 million Senior notes	0.45%	2028	808	806
$650 million Senior notes	2.375%	2029	647	646
€600 million Senior notes	0.95%	2032	644	643
Finance lease liabilities	0.51% - 14.59%	2026 - 2035	155	242
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2026 - 2029	28	84
Other borrowings	Various	2026 - 2035	16	—
Long-term debt, net of current maturities			$2,996	$3,818

Total debt			$3,876	$4,089

(1)The carrying amounts of the senior notes as of March 31, 2025 and March 31, 2024, include the remaining principal outstanding of $3,510 million and $3,509 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $11 million and $17 million, respectively.

Fair Value of Debt

The estimated fair value of the Company's long-term debt excluding finance lease liabilities was $3.3 billion as of both March 31, 2025 and March 31, 2024, respectively, as compared with the carrying value of $3.6 billion and $3.7 billion as of March 31, 2025 and March 31, 2024, respectively. If measured at fair value, long-term debt excluding finance lease liabilities would be classified as Level 1 or Level 2 within the fair value hierarchy.

Future Maturities of Debt

Future maturities of debt, excluding finance lease liabilities, for fiscal years after March 31, 2025, are as follows:

Fiscal Year	(in millions)
2026	$757
2027	722
2028	813
2029	653
2030	2
Thereafter	651
Total	$3,598

Note 11 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
United States	$3,560	$3,909	$4,320
United Kingdom	1,817	1,881	1,883
Other Europe	4,128	4,267	4,429
Australia	1,145	1,261	1,449
Other International	2,221	2,349	2,349
Total Revenues	$12,871	$13,667	$14,430

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 19 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2025, approximately $16.9 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations in fiscal 2026, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2025	March 31, 2024
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,041	$2,195
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$338	$362
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,397	$1,537

Change in contract liabilities were as follows:

(in millions)	Twelve Months Ended March 31, 2025	Twelve Months Ended March 31, 2024
Balance, beginning of period	$1,537	$1,842
Deferred revenue	1,727	1,845
Recognition of deferred revenue	(1,751)	(2,081)
Currency translation adjustment	(4)	(3)
Other	(112)	(66)
Balance, end of period	$1,397	$1,537

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2025	March 31, 2024
Capitalized sales commission costs(1)	$94	$89
Transition and transformation contract costs, net(2)	$668	$751

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Capitalized sales commission costs amortization(1)	$47	$61	$76
Transition and transformation contract cost amortization(2)	$205	$212	$204

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

Note 12 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $153 million, $111 million and $216 million for fiscal 2025, 2024 and 2023, respectively. The costs recorded during fiscal 2025 were largely the result of implementing the Fiscal 2025 Plan as described below.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2025	March 31, 2024
Accrued expenses and other current liabilities	$33	$40
Other long-term liabilities	6	11
Total	$39	$51

Summary of Restructuring Plans

Fiscal 2025 Plan

During fiscal 2025, management approved global cost savings initiatives designed to better align the Company’s workforce, facilities and data centers (the “Fiscal 2025 Plan”).

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2024	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2025
Fiscal 2025 Plan
Workforce Reductions	$—	$95	$1	$(70)	$—	$26
Facilities Costs	—	35	(21)	(13)	(1)	—
	—	$130	(20)	(83)	(1)	26

Fiscal 2024 Plan
Workforce Reductions	$8	$—	$—	$(7)	$(1)	$—
Facilities Costs	2	19	(3)	(18)	—	—
	10	19	(3)	(25)	(1)	—

Other Prior Year and Acquired Plans
Workforce Reductions	$40	$(7)	$—	$(21)	$—	$12
Facilities Costs	1	11	(4)	(8)	1	1
	41	4	(4)	(29)	1	13
Total	$51	$153	$(27)	$(137)	$(1)	$39

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for fiscal 2025 is $13 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

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

Defined Benefit Plans

The Company sponsors a number of defined benefit and post-retirement medical benefit plans for the benefit of eligible employees. The benefit obligations of the Company's U.S. pension, U.S. OPEB, and non-U.S. OPEB plans represent an insignificant portion of the Company's pension and other post-retirement benefit plans. As a result, the disclosures below include the Company's U.S. and non-U.S. pension and OPEB plans on a global consolidated basis.

Eligible employees are enrolled in defined benefit pension plans in their country of domicile. The defined benefit pension plans in the U.K. represents the largest plans. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the United States are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

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

The change in projected benefit obligation for fiscal year 2025 is primarily related to interest cost, benefits paid, and actuarial gains. Actuarial gains were primarily due to discount rate increases in the U.K.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2025	March 31, 2024
Projected benefit obligation at beginning of year	$6,915	$6,937
Service cost	52	53
Interest cost	300	307
Plan participants’ contributions	7	21
Amendments	13	6
Business/contract acquisitions/divestitures	—	4
Settlement/curtailment	(23)	(268)
Actuarial (gain) loss	(908)	67
Benefits paid	(286)	(292)
Foreign currency exchange rate changes	91	98
Other	(17)	(18)
Projected benefit obligation at end of year	$6,144	$6,915

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024
Discount rate	5.1%	4.4%
Rates of increase in compensation levels	2.2%	2.4%
Interest Crediting Rate	3.3%	2.7%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2025	March 31, 2024
Fair value of plan assets at beginning of year	$7,318	$7,636
Actual return on plan assets	(229)	67
Employer contribution	15	49
Plan participants’ contributions	7	21
Benefits paid	(286)	(292)
Contractual termination benefits	—	1
Plan settlement	(21)	(265)
Foreign currency exchange rate changes	108	118
Other	(17)	(17)
Fair value of plan assets at end of year	$6,895	$7,318

Funded status at end of year	$751	$403

Selected Information

	As of
(in millions)	March 31, 2025	March 31, 2024
Other assets	$1,181	$874
Accrued expenses and other current liabilities	(30)	(34)
Non-current pension obligations	(387)	(423)
Other long-term liabilities - OPEB	(13)	(14)
Net amount recorded	$751	$403

Accumulated benefit obligation	$6,084	$6,842

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Projected benefit obligation	$1,048	$1,113	$741	$777
Accumulated benefit obligation	$994	$1,047	$708	$744
Fair value of plan assets	$617	$646	$324	$327

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Service cost	$52	$53	$73
Interest cost	300	307	254
Expected return on assets	(455)	(446)	(498)
Amortization of prior service credit	(5)	(6)	(7)
Subtotal	(108)	(92)	(178)
Settlement/curtailment (gain) loss	—	(2)	361
Recognition of actuarial (gain) loss	(232)	447	1,070
Net periodic pension (income) expense	$(340)	$353	$1,253

The service cost component of net periodic pension (income) expense is presented in costs of services and selling, general and administrative and the other components of net periodic pension (income) expense are presented in other (income) expense, net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Discount or settlement rates	4.4%	4.5%	2.7%
Expected long-term rates of return on assets	6.3%	6.0%	4.3%
Rates of increase in compensation levels	2.4%	2.8%	2.9%
Interest Crediting Rate	2.7%	4.5%	4.0%

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024
Prior service credit	$(158)	$(176)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2026	$34

Benefit Payments:
2026	$337
2027	340
2028	353
2029	361
2030	371
2031 and thereafter	1,982
Total	$3,744

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$21	$652	$—	$673
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	3	76	—	79
Fixed income commingled funds	38	323	—	361
Corporate and other bonds	1	3,145	—	3,146
Alternatives:
Other Alternatives (1)	—	783	1,480	2,263
Hedge Funds(2)	—	—	37	37
Other Assets	—	19	77	96
Insurance contracts	—	111	—	111
Cash and cash equivalents	112	12	—	124
Totals	$180	$5,121	$1,594	$6,895

	As of March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$21	$662	$—	$683
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	—	29	—	29
Fixed income commingled funds	1	205	12	218
Fixed income mutual funds	—	—	—	—
Corporate and other bonds	—	3,678	91	3,769
Alternatives:
Other Alternatives (1)	—	943	1,018	1,961
Hedge Funds(2)	—	8	48	56
Other Assets	28	26	60	114
Insurance contracts	—	91	—	91
Cash and cash equivalents	347	45	—	392
Totals	$402	$5,687	$1,229	$7,318

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2023	$1,201
Actual return on plan assets held at the reporting date	14
Purchases, sales and settlements	(18)
Changes due to exchange rates	32
Balance as of March 31, 2024	1,229
Actual return on plan assets held at the reporting date	97
Purchases, sales and settlements	279
Transfers in and / or out of Level 3	(35)
Changes due to exchange rates	24
Balance as of March 31, 2025	$1,594

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2025	March 31, 2024
Equity securities	10%	9%
Debt securities	52%	55%
Alternatives	35%	29%
Cash and other	3%	7%
Total	100%	100%

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. For certain plans, the Company will match employee contributions. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. During fiscal 2025, 2024 and 2023, the Company contributed $191 million, $188 million and $203 million, respectively, to its defined contribution plans. As of March 31, 2025, plan assets included 2,069,090 shares of the Company’s common stock.

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

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $28 million as of March 31, 2025 and $31 million as of March 31, 2024. The Company's expense under the Plan totaled $2 million and $5 million for fiscal 2025 and 2024, respectively.

Note 14 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Domestic entities	$(84)	$53	$(206)
Entities outside the United States	714	56	(679)
Total	$630	$109	$(885)

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Current:
Federal	$104	$94	$96
State	(14)	57	39
Foreign	179	288	155
	269	439	290
Deferred:
Federal	(102)	(186)	(192)
State	(28)	(38)	(47)
Foreign	95	(192)	(370)
	(35)	(416)	(609)
Total income tax expense (benefit)	$234	$23	$(319)

The current federal tax expense and (benefit) for fiscal years 2025, 2024, and 2023 includes a $0 million, $(21) million and $(61) million transition tax benefit, respectively. The current expense (benefit) for fiscal years 2025, 2024, and 2023, includes interest and penalties of $14 million, $10 million and $1 million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable related to uncertain tax positions, a $38 million tax indemnification receivable related to other tax payables, and a $92 million tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, "Perspecta"). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $15 million tax indemnification receivable from Perspecta related to other tax receivables and a $4 million tax indemnification payable to Perspecta related to income tax and other tax payables.

In connection with the sale of its healthcare provider software business ("HPS"), the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate ("ETR") for continuing operations is below.

	Fiscal Years Ended
	March 31, 2025	March 31, 2024	March 31, 2023
Statutory rate	21.0%	21.0%	(21.0)%
State income tax, net of federal tax	0.3	3.7	(1.4)
Foreign tax rate differential	23.0	(152.3)	(2.3)
Change in valuation allowances	(3.5)	146.8	(1.3)
Income tax and foreign tax credits	(13.3)	(92.7)	(8.0)
Change in uncertain tax positions	(8.3)	—	1.2
Withholding taxes	2.1	58.7	3.5
U.S. tax on foreign income	9.4	35.8	5.8
Excess tax benefit or expense for stock compensation	1.1	(0.9)	0.6
Capitalized transaction costs	—	0.9	0.2
Base erosion and transition taxes	0.3	(26.6)	(9.1)
Impact of business divestitures	0.2	(5.5)	(7.6)
Indemnification costs	0.5	3.7	1.2
Interest on tax receivables	(2.5)	—	—
Tax audits	1.9	22.0	—
Other items, net	4.9	6.5	2.2
Effective tax rate	37.1%	21.1%	(36.0)%

In fiscal 2025, the ETR was primarily impacted by:
•The global mix of income and changes in foreign statutory tax rates, which increased the foreign tax rate differential and the ETR by $145 million and 23.0%, respectively.
•Income tax and foreign tax credits, which decreased income tax expense and the ETR by $84 million and 13.3%, respectively, offset by tax expense on U.S. international tax inclusions, which increased tax expense and the ETR by $59 million and 9.4%, respectively.
•The tax benefit of changes in uncertain tax positions related to the expiration of the statute of limitations and capitalized research and experimental expenditures, offset by the impact of increases in other uncertain tax positions and accrued interest, which decreased income tax expense and the ETR by $52 million and 8.3%, respectively.

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

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2025	March 31, 2024
Deferred tax assets
Tax loss/credit carryforwards	2,477	2,535
Accrued interest	19	24
Operating lease liabilities	132	172
Contract accounting	122	127
Depreciation and amortization	252	129
Other assets	310	298
Total deferred tax assets	3,312	3,285
Valuation allowance	(2,242)	(2,264)
Net deferred tax assets	1,070	1,021

Deferred tax liabilities
Operating right-of-use asset	(127)	(161)
Investment basis differences	(10)	(13)
Employee benefits	(82)	(7)
Other liabilities	(133)	(166)
Total deferred tax liabilities	(352)	(347)

Total net deferred tax assets (liabilities)	$718	$674

Income tax related assets are included in the accompanying balance sheets as follows:

	As of
(in millions)	March 31, 2025	March 31, 2024
Current:
Income tax receivables and prepaid taxes	$43	$44
	$43	$44
Non-current:
Income taxes receivable and prepaid taxes	$264	$258
Deferred tax assets	819	804
	$1,083	$1,062

Total	$1,126	$1,106

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2025	March 31, 2024
Current:
Income taxes payable	$(64)	$(134)
	$(64)	$(134)
Non-current:
Deferred taxes	$(101)	$(130)
Income taxes payable	(55)	(32)
Liability for uncertain tax positions	(339)	(394)
	$(495)	$(556)

Total	$(559)	$(690)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2,242 million as of March 31, 2025, due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

The net decrease in the valuation allowance of $22 million in fiscal 2025 was primarily due to statutory corporate income tax rate changes which triggered a remeasurement of deferred tax balances and the associated valuation allowances.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2025				As of March 31, 2024
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$—	$—	$—	N/A	$62	$62	$—	N/A
State	$332	$161	$171	2045	$387	$191	$196	2044
Foreign	$10,369	$5,402	$4,967	2042	$10,211	$5,359	$4,852	2041
Tax credit carryforwards
Federal	$—	$—	$—	0	$3	$—	$3	2044
State	$5	$—	$5	2040	$5	$—	$5	2034
Foreign	$2	$—	$2	2038	$2	$—	$2	2037
Capital loss carryforwards
Federal	$42	$42	$—	N/A	$42	$42	$—	N/A
State	$47	$47	$—	N/A	$46	$46	$—	N/A
Foreign	$34	$34	$—	N/A	$30	$30	$—	N/A

The Company also has federal and state 163(j) interest deduction carryforward attributes of approximately $25 million and $1,230 million, respectively, that have no expiration.

As of March 31, 2025, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $32 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings of approximately $1.4 billion and other outside basis differences in foreign subsidiaries that were indefinitely reinvested in foreign operations. No taxes have been provided on the undistributed foreign earnings and outside basis differences that are indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

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

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024
Tax	$291	$361
Interest	117	103
Penalties	3	4
Reduction of receivables	(71)	(72)
Net of tax attributes	(1)	(2)
Total	$339	$394

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Balance at beginning of fiscal year	$361	$399	$422
Gross increases related to prior year tax positions	37	14	31
Gross decreases related to prior year tax positions	(54)	(55)	(17)
Gross increases related to current year tax positions	15	8	8
Gross decreases related to current year tax positions	(12)	—	—
Settlements and statute of limitation expirations	(55)	(5)	(43)
Foreign exchange and others	(1)	—	(2)
Balance at end of fiscal year	$291	$361	$399

The Company’s liability for uncertain tax positions at March 31, 2025, March 31, 2024, and March 31, 2023, includes $336 million, $365 million and $368 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The decrease in tax positions is primarily due to statute of limitation expirations and a change in the uncertain tax position related to capitalized research and experimental expenditures.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2025, the Company had a net increase in interest expense of $14 million ($11 million net of tax), no changes in accrued expense for penalties and, as of March 31, 2025, recognized a liability for interest of $117 million ($89 million net of tax) and penalties of $3 million. During the year ended March 31, 2024, the Company had a net increase in interest expense of $24 million ($18 million net of tax) and a net decrease in accrued expense for penalties of $14 million and, as of March 31, 2024, recognized a liability for interest of $103 million ($79 million net of tax) and penalties of $4 million. During the year ended March 31, 2023, the Company had a net increase in interest expense of $3 million ($1 million net of tax) and a net decrease in accrued expense for penalties of $2 million and, as of March 31, 2023, recognized a liability for interest of $79 million ($61 million net of tax) and penalties of $18 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
Australia	2021 and forward
United States – Federal	2009 and forward
United States – Various States	2009 and forward
Canada	2010 and forward
France	2019 and forward
Germany	2010 and forward
India	2001 and forward
United Kingdom	2018 and forward

Tax Examinations

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal years 2009 through the tax year ended October 31, 2018. With respect to CSC’s fiscal years 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years.

We have received notices of deficiency and a final partnership administrative adjustment with respect to fiscal years 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court.

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $469 million, inclusive of penalties and interest, which continues to accrue. The matter is currently scheduled for trial in August 2025.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $146 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $101 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’s motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $165 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $124 million, inclusive of penalties and interest, which continues to accrue. This matter is currently pending a summary judgment motion from the IRS.

As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, the above matters are not fully reserved and would result in incremental federal and state tax expense of approximately $544 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $623 million if we do not prevail. These amounts are net of an expected $71 million interest deduction tax benefit.

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. The Company believes the outcomes that are reasonably possible within the next 12 months to result in a reduction in its liability for uncertain tax positions, excluding interest, penalties, and tax carryforwards, would be approximately $2 million.

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

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of March 31, 2025, approximately $592 million worth of shares remained available for repurchase under the plans or programs. There were no share repurchases during fiscal 2025.

During the third quarter of fiscal 2025, the Company made a $12 million payment for the excise tax associated with prior year share repurchases in compliance with the Inflation Reduction Act.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased during fiscal 2024 and 2023 are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2024
Open market purchases	38,444,830	$22.98	$883
2024 Total	38,444,830	$22.98	$883

2023
Open market purchases	24,436,738	$27.78	$679
2023 Total	24,436,738	$27.78	$679

Treasury Stock Transactions

In fiscal 2025, 2024 and 2023, the Company accepted 1,062,326, 1,257,748 and 455,513 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 5,653,666 treasury shares as of March 31, 2025.

Dividends

The Board suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. As of March 31, 2025, the Company does not intend to reinstate its quarterly cash dividends.

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$(651)	$10	$256	$(385)
Current-period other comprehensive (loss) income	(334)	(6)	—	(340)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	—	(11)	(38)	(49)
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Current-period other comprehensive (loss) income	46	—	—	46
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	7	(11)	(4)
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Current-period other comprehensive (loss) income	(9)	(10)	—	(19)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	3	(14)	(11)
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)

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

Restricted stock units ("RSUs") represent the right to receive one share of DXC common stock upon a future settlement date, subject to vesting and other terms and conditions of the award, plus any dividend equivalents accrued during the award period. The RSU’s vest one-third ratably over a three-year period. In general, if the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited. Certain executives were awarded service-based "career share" RSUs for which the shares are settled over the 10 anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during that period.

The Company also grants PSUs, which generally vest at the end of a three-year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents shortly subsequent to the end of the performance period, subject to continued employment through the last day of the third fiscal year.

DXC also issued PSU awards that are considered to have a market condition. Settlement of shares for these PSU awards will be made shortly subsequent to the end of third fiscal year, subject to certain market conditions and continued employment through the last day of the third fiscal year.

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

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2025
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	20,627,115
DXC Director Equity Plan	745,000	528,856
Total	51,945,000	21,155,971

The Company recognized share-based compensation expense for fiscal 2025, 2024 and 2023 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Total share-based compensation cost	$79	$109	$108
Related income tax benefit	$13	$16	$18
Total intrinsic value of options exercised	$—	$—	$1
Tax benefits from exercised stock options and awards	$8	$14	$12

As of March 31, 2025, total unrecognized compensation expense related to unvested DXC RSUs and PSUs, net of expected forfeitures was $104 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.75 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	1,111,387	$33.47	3.01	$5
Granted	—	$—
Exercised	(69,855)	$20.03		$1
Canceled/Forfeited	—	$—
Expired	(48,829)	$44.10
Outstanding as of March 31, 2023	992,703	$33.89	2.20	$—
Granted	—	$—
Exercised	(15,278)	$18.79
Canceled/Forfeited	—	$—
Expired	(32,366)	$30.75
Outstanding and exercisable as of March 31, 2024	945,059	$34.25	1.27	$—
Granted	—	$—
Exercised	—	$—
Canceled/Forfeited	—	$—
Expired	(441,480)	$31.88
Outstanding and exercisable as of March 31, 2025	503,579	$36.32	0.77	$—

	As of March 31, 2025
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$21.49 - $26.58	232,216	$26.54	0.15	232,216	$26.54
$26.59 - $42.59	215,629	$42.56	1.16	215,629	$42.56
$42.60 - $53.41	55,734	$52.91	1.78	55,734	$52.91
	503,579			503,579

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	7,477,126	$35.89
Granted	3,404,395	$38.08
Released/Issued	(2,252,627)	$33.10
Canceled/Forfeited	(1,179,515)	$36.34
Outstanding as of March 31, 2023	7,449,379	$37.11
Granted	6,033,909	$24.73
Released/Issued	(4,066,367)	$23.71
Canceled/Forfeited	(1,105,628)	$40.20
Outstanding as of March 31, 2024	8,311,293	$33.97
Granted	7,213,047	$21.66
Released/Issued	(3,310,300)	$47.45
Canceled/Forfeited	(3,140,299)	$25.30
Outstanding as of March 31, 2025	9,073,741	$22.23
.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2022	156,722	$36.18
Granted	66,100	$31.29
Released/Issued	(75,335)	$32.62
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2023	147,487	$35.80
Granted	135,457	$19.52
Released/Issued	(69,189)	$31.68
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2024	213,755	$26.82
Granted	131,238	$19.42
Released/Issued	(143,976)	$20.34
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2025	201,017	$26.63

Note 17 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Cash paid for:
Interest	$258	$286	$188
Taxes on income, net of refunds(1)	$393	$434	$408

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$241	$175	$227
Prepaid assets acquired under long-term financing	$—	$46	$106
Investing:
Capital expenditures in accounts payable and accrued expenses	$1	$67	$5
Capital expenditures through finance lease obligations	$24	$105	$102
Assets acquired under long-term financing	$—	$34	$25
Financing:
Shares repurchased but not settled in cash(3)	$—	$10	$20

(1) Income tax refunds were $50 million, $38 million, and $43 million for fiscal 2025, 2024, and 2023, respectively.
(2)There were $703 million, $880 million, and $1,142 million in modifications and terminations in fiscal 2025, 2024, and 2023, respectively.
(3)On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement, we reflect the excise tax as a financing activity relating to the repurchase of common stock.

Note 18 - Other (Income) Expense, Net

Other (income) expense, net comprises non-service cost components of net periodic pension income, pension and OPEB actuarial and settlement (gains) losses, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous (gains) and losses. The following table summarizes components of other (income) expense, net:

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Non-service cost components of net periodic pension income	$(160)	$(145)	$(251)
Pension and OPEB actuarial and settlement (gains) losses	(232)	445	1,431
Foreign currency gains	(4)	(7)	(15)
Loss (gain) on real estate and facility sales	23	(7)	(21)
Other miscellaneous (gains) and losses	(3)	(68)	(60)
Total	$(376)	$218	$1,084

Note 19 - Segment and Geographic Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industries and geographic regions. As a result, and in accordance with accounting standards, operating segments are organized by the type of services provided. Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") serve as our Chief Operating Decision Makers ("CODM") and are responsible for obtaining, reviewing, and managing the Company’s financial performance based on these segments.

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

The Company's CODM uses segment profit to measure operational strength and performance, assist in evaluation of underlying trends, and allocate resources through periodic budget and forecasting processes. Segment profit is defined as segment revenues less costs of services, selling, general and administrative, depreciation and amortization, and other segment items.

The Company allocates certain costs such as real estate costs, information technology costs and costs for certain other shared corporate functions to it segments using a proportional share of either revenue or headcount for each segment. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated expenses generally include certain corporate function costs, stock-based compensation expense, pension and OPEB actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs, amortization of acquired intangible assets, impairment losses, gains/(losses) on dispositions of businesses, gains/(losses) on real estate and facility sales, and other costs that do not reflect ongoing segment operating performance.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	GBS	GIS	Total Reportable Segments
Fiscal Year Ended March 31, 2025
Revenues	$6,646	$6,225	$12,871
Costs of services	(5,081)	(4,703)	(9,784)
Selling, general and administrative	(630)	(417)	(1,047)
Depreciation and amortization (1)	(162)	(686)	(848)
Other segment items (2)	24	32	56
Segment Profit	$797	$451	$1,248

Fiscal Year Ended March 31, 2024
Revenues	$6,820	$6,847	$13,667
Costs of services	(5,226)	(5,332)	(10,558)
Selling, general and administrative	(603)	(384)	(987)
Depreciation and amortization (1)	(186)	(759)	(945)
Other segment items (2)	30	61	91
Segment Profit	$835	$433	$1,268

Fiscal Year Ended March 31, 2023
Revenues	$6,960	$7,470	$14,430
Costs of services	(5,237)	(5,720)	(10,957)
Selling, general and administrative	(710)	(539)	(1,249)
Depreciation and amortization (1)	(165)	(853)	(1,018)
Other segment items (2)	64	134	198
Segment Profit	$912	$492	$1,404

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

Reconciliation of Reportable Segment Profit to Consolidation

	Fiscal Years Ended
(in millions)	March 31, 2025	March 31, 2024	March 31, 2023
Total profit for reportable segments	$1,248	$1,268	$1,404
Unallocated expenses	(229)	(259)	(268)
Subtotal	$1,019	$1,009	$1,136
Interest income	199	214	135
Interest expense	(265)	(298)	(200)
Restructuring costs	(153)	(111)	(216)
Transaction, separation and integration-related costs	(25)	(7)	(16)
Amortization of acquired intangibles	(348)	(354)	(402)
Merger related indemnification	(2)	(16)	(46)
SEC matter	—	—	(8)
Gains on dispositions	13	115	190
(Losses) gains on real estate and facility sales	(23)	7	21
Arbitration loss	—	—	(29)
Impairment losses	(17)	(5)	(19)
Pension and OPEB actuarial and settlement gains (losses)	232	(445)	(1,431)
Income (loss) before income taxes	$630	$109	$(885)

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Geographic Information

See Note 11 - "Revenue" for the Company's revenue by geography.

Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2025	March 31, 2024
United States	$398	$658
United Kingdom	317	325
Australia	34	55
Other Europe	236	293
Other International	268	340
Total Property and Equipment, net	$1,253	$1,671

No single customer exceeded 10% of the Company’s revenues during fiscal 2025, fiscal 2024 or fiscal 2023.

Note 20 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimum amounts within defined time periods. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2025 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2026	$633
2027	304
2028	146
2029	64
2030	25
Total	$1,172

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2025:

(in millions)	Fiscal 2026	Fiscal 2027	Fiscal 2028 and Thereafter	Totals
Surety bonds	$241	$22	$156	$419
Letters of credit	52	15	440	507
Stand-by letters of credit	60	2	4	66
Totals	$353	$39	$600	$992

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

On August 2, 2024, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Virginia against the Company and certain of its current and former officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements regarding the Company’s transformation journey. The putative class of plaintiffs includes investors who acquired DXC stock during the period of May 26, 2021 to May 16, 2024. In March 2025, the Court entered an order granting the Company’s motion to dismiss the lawsuit and closing the case. In April 2025, the deadline to file an appeal passed and no appeal was filed. The matter is now closed.

After the filing of the August 2024 securities class action, five shareholder derivative suits were filed against the Company’s Board of Directors and certain of its current and former officers, alleging a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action. Three derivative suits were filed in the United States District Court for the Eastern District of Virginia, and two derivative suits were filed in the District Court of the State of Nevada, Clark County. All of the derivative suits had been temporarily stayed, pending an outcome in the August 2024 securities class action. With the securities class action now dismissed and the matter closed, three of the five derivative suits have been voluntarily dismissed, including the two derivative suits pending in District Court of the State of Nevada, Clark County, and one of the derivative suits pending in the United States District Court for the Eastern District of Virginia. The Company is pursuing dismissal of the two remaining derivative suits.

The Company believes that the lawsuits described above are without merit, and intends to vigorously defend all claims asserted.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 14 - "Income Taxes."

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited ("TCS") and Tata America International Corporation alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. In June 2024, the Court entered a final order in the case, affirming the jury’s verdict in the Company’s favor and revising the monetary award to $56 million in compensatory damages and $112 million in punitive damages. The Court also awarded the Company $26 million in prejudgment interest, post-judgment interest at an annual rate of 4.824%, and its attorney’s fees and costs, in an amount to be determined in a later order. The total award to the Company is $194 million, plus its attorney’s fees and costs. The Court also issued a permanent injunction enjoining TCS from, among other things, possessing, accessing, or using any of the Company’s trade secrets that were at issue in the case, and appointing a monitor to confirm, among other things, that TCS does not do so.

In August 2024, TCS filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit. In April 2025, the Court of Appeals heard oral argument on the appeal. A decision from the Court of Appeals is pending.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 14, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1: -Election of Directors,” "Delinquent Section 16(a) Reports," “Corporate Governance,” and “Additional Information-Business for 2025 Annual Meeting" in our 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2025, and such information is incorporated herein by reference.

We have a written Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and every other officer and employee of DXC. Our Code of Conduct is available on our website, www.dxc.technology, under About Us/Leadership and Governance/Ethics & Compliance. If any amendment to, or a waiver from, a provision of the Code of Conduct is made for any of our directors or executive officers, including our CEO, CFO and PAO, we intend to disclose such information on our website within four business days.

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2025 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2025. See Note 16 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,778,337	1.87	21,155,971
Equity compensation plans not approved by security holders	—	—	—
Total	9,778,337	1.87	21,155,971

Other information required by this Item will appear in the 2025 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2025 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2025 Proxy Statement under the heading "Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2026" and is incorporated herein by reference.

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

2.12
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
10.1
Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed November 4, 2021) (file no. 001-38033))

10.2
First Incremental Assumption Agreement dated as of November 1, 2023, which supplements that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

10.3
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.4
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.5
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.6
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.7
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.8
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.9
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.10
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.11
Sixth Amendment to the Purchase and Sale Agreement dated as of August 10, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.12^
Seventh Amendment to the Purchase and Sale Agreement dated as of July 29, 2022, among DXC Technology Company, as Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer, and the various parties listed as Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.13
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as Seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.2 to Computer Sciences Corporation’s Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.14
Third Amendment to the Receivables Purchase Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.15
Fourth Amendment to the Receivables Purchase Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as seller, DXC Technology Company, as Servicer, the persons from time to time party thereto as Purchasers and group agents, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.16
Sixth Amendment to the Receivables Purchase Agreement dated as of August 21, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.17
Seventh Amendment to the Receivables Purchase Agreement dated as of November 22, 2019, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.18
Eighth Amendment to the Receivables Purchase Agreement dated as of February 18, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.19
Ninth Amendment to the Receivables Purchase Agreement dated as of May 29, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.20
Tenth Amendment to the Receivables Purchase Agreement dated as of August 6, 2020, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.21
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2021, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 5, 2021) (file no. 001-38033))

10.22^
Twelfth Amendment to the Receivables Purchase Agreement dated as of July 29, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.23
Thirteenth Amendment to the Receivables Purchase Agreement dated as of September 1, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (filed November 4, 2022) (file no. 001-38033))

10.24^
Fourteenth Amendment to the Receivables Purchase Agreement dated as of December 21, 2022, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (filed February 2, 2023) (file no. 001-38033))

10.25^
Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 28, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (filed August 3, 2023) (file no. 001-38033))

10.26
Sixteenth Amendment to the Receivables Purchase Agreement dated as of September 27, 2023, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

10.27
Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2024, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (filed August 9, 2024) (file no. 001-38033))

10.28
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.29*
DXC Technology Company 2017 Omnibus Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix C to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.30*
DXC Technology Company 2017 Non-Employee Director Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.31*
Amendment to the Amended and Restated DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for the 2024 Annual Meeting of Stockholder on Form DEF 14A (filed June 14, 2024 (file no.001-38033))

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

10.35*^	Form of Fiscal 2026 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.36*^
Form of Fiscal 2025 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan ((incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033))

10.37*^
Form of Fiscal 2024 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.38*^
Form of Fiscal 2023 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2022 (filed May 26, 2022)(file no. 001-38033))

10.39*	Form of Fiscal 2026 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.40*
Form of Fiscal 2025 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan ((incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033)))

10.41*
Form of Fiscal 2024 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.42*
Form of Fiscal 2023 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2022 (filed May 26, 2022)(file no. 001-38033))

10.43*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.44*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.45*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018 (filed November 8, 2018) (file no. 001-38033))

10.46*
Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.47*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.48*
Employment Agreement with Raul Fernandez dated March 31, 2024 Employment Agreement with Raul Fernandez dated March 31, 2024 (incorporated by reference to Exhibit 10.49 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033)

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
97.1
Compensation Recovery Policy incorporated by reference to Exhibit 97.1 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033)

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

DXC TECHNOLOGY COMPANY

Dated:	May 14, 2025	By:	/s/ Rob Del Bene
		Name:	Rob Del Bene
		Title:	Executive Vice President and Chief Financial Officer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul Fernandez	President and Chief Executive Officer	May 14, 2025
Raul Fernandez	(Principal Executive Officer)

/s/ Rob Del Bene	Executive Vice President and Chief Financial Officer	May 14, 2025
Rob Del Bene	(Principal Financial Officer)

/s/ Christopher A. Voci	Senior Vice President and Corporate Controller	May 14, 2025
Christopher A. Voci	(Principal Accounting Officer)

/s/ David L. Herzog	Chairman	May 14, 2025
David L. Herzog

/s/ David A. Barnes	Director	May 14, 2025
David A. Barnes

/s/ Anthony Gonzalez	Director	May 14, 2025
Anthony Gonzalez

/s/ Pinkie Mayfield	Director	May 14, 2025
Pinkie Mayfield

/s/ Karl Racine	Director	May 14, 2025
Karl Racine

/s/ Dawn Rogers	Director	May 14, 2025
Dawn Rogers

/s/ Carrie Teffner	Director	May 14, 2025
Carrie Teffner

/s/ Akihiko Washington	Director	May 14, 2025
Akihiko Washington

/s/ Robert F. Woods	Director	May 14, 2025
Robert F. Woods