Form 10-Q
period 2025-06-30
DXC Technology Co
filed 2025-08-01
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
       ☐ Yes  ☒   No

178,998,669 shares of common stock, par value $0.01 per share, were outstanding on July 21, 2025.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2025	June 30, 2024

Revenues	$3,159	$3,236

Costs of services (excludes depreciation and amortization and restructuring costs)	2,388	2,526
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	394	301
Depreciation and amortization	304	326
Restructuring costs	37	39
Interest expense	54	72
Interest income	(46)	(51)
Other income, net	(39)	(45)
Total costs and expenses	3,092	3,168

Income before income taxes	67	68
Income tax expense	49	43
Net income	18	25
Less: net income (loss) attributable to non-controlling interest, net of tax	2	(1)
Net income attributable to DXC common stockholders	$16	$26

Income per common share:
Basic	$0.09	$0.14
Diluted	$0.09	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024

Net income	$18	$25
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(15) and $1	(32)	3
Cash flow hedges adjustments, net of tax (benefit) expense of $(2) and $1	(7)	3
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $0 and $0	—	(1)
Pension and other post-retirement benefit plans, net of tax	—	(1)
Other comprehensive (loss) income, net of taxes	(39)	5
Comprehensive (loss) income	(21)	30
Less: comprehensive income (loss) attributable to non-controlling interest	2	(1)
Comprehensive (loss) income attributable to DXC common stockholders	$(23)	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,792	$1,796
Receivables and contract assets, net of allowance of $30 and $32	3,056	2,972
Prepaid expenses	530	477
Other current assets	98	118
Total current assets	5,476	5,363
Intangible assets, net of accumulated amortization of $6,524 and $6,241	1,511	1,642
Operating right-of-use assets, net	735	635
Goodwill	532	526
Deferred income taxes, net	878	819
Property and equipment, net of accumulated depreciation of $3,513 and $3,409	1,247	1,253
Other assets	3,059	2,967
Total Assets	$13,438	$13,205
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	929	880
Accounts payable	650	549
Accrued payroll and related costs	639	571
Operating lease liabilities	252	227
Accrued expenses and other current liabilities	1,265	1,358
Deferred revenue and advance contract payments	722	762
Income taxes payable	40	64
Total current liabilities	4,497	4,411
Long-term debt, net of current maturities	3,100	2,996
Non-current deferred revenue	631	635
Non-current operating lease liabilities	518	444
Non-current income tax liabilities and deferred tax liabilities	499	495
Other long-term liabilities	763	734
Total Liabilities	10,008	9,715
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of June 30, 2025 and March 31, 2025	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 185,978,363 as of June 30, 2025 and 186,856,421 as of March 31, 2025	2	2
Additional paid-in capital	7,561	7,677
Accumulated deficit	(3,347)	(3,451)
Accumulated other comprehensive loss	(801)	(762)
Treasury stock, at cost, 6,364,907 and 5,653,666 shares as of June 30, 2025 and March 31, 2025	(247)	(237)
Total DXC stockholders’ equity	3,168	3,229
Non-controlling interest in subsidiaries	262	261
Total Equity	3,430	3,490
Total Liabilities and Equity	$13,438	$13,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$18	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	333
Goodwill impairment losses	14	—
Operating right-of-use expense	76	80
Share-based compensation	22	23
Deferred taxes	(12)	(50)
Gain on dispositions	(1)	(1)
Provision for losses on accounts receivable	—	7
Unrealized foreign currency exchange gain	(47)	—
Impairment losses and contract write-offs	1	4
Other non-cash charges, net	(3)	5
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	90	161
Decrease in operating lease liability	(76)	(80)
Decrease in other liabilities	(205)	(269)
Net cash provided by operating activities	186	238

Cash flows from investing activities:
Purchases of property and equipment	(43)	(48)
Payments for transition and transformation contract costs	(30)	(38)
Software purchased and developed	(16)	(107)
Proceeds from sale of assets	10	5
Other investing activities, net	2	—
Net cash used in investing activities	(77)	(188)

Cash flows from financing activities:
Borrowings of commercial paper	—	323
Repayments of commercial paper	—	(172)
Payments on finance leases and borrowings for asset financing	(49)	(91)
Taxes paid related to net share settlements of share-based compensation awards	(12)	(17)
Repurchase of common stock	(48)	(2)
Other financing activities, net	(1)	—
Net cash (used in) provided by financing activities	(110)	41
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net (decrease) increase in cash and cash equivalents	(4)	93
Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at end of period	$1,792	$1,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				16			16	2	18
Other comprehensive loss					(39)		(39)		(39)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program(2)	(3,275)		(138)	88			(50)		(50)
Stock option exercises and other common stock transactions	2,397						—		—
Non-controlling interest distributions and other				—			—	(1)	(1)
Balance at June 30, 2025	185,978	$2	$7,561	$(3,347)	$(801)	$(247)	$3,168	$262	$3,430

	Three Months Ended June 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				26			26	(1)	25
Other comprehensive income					5		5		5
Share-based compensation expense			23				23		23
Acquisition of treasury stock						(14)	(14)		(14)
Stock option exercises and other common stock transactions	2,836						—		—
Non-controlling interest distributions and other				(1)			(1)	(1)	(2)
Balance at June 30, 2024	186,267	$2	$7,622	$(3,814)	$(727)	$(233)	$2,850	$253	$3,103

(1) 6,364,907 treasury shares as of June 30, 2025.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) is a leading global provider of IT services. We are a trusted partner to many of the world’s most innovative organizations, building solutions that move industries and companies forward. Our engineering, consulting, and technology experts help clients simplify, optimize, and modernize their systems and processes, manage their most critical workloads, integrate AI-powered intelligence into their operations, and put security and trust at the forefront. Through innovative solutions, we help clients achieve competitive advantages in the marketplace.

New Segment Structure

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments that align with how management assesses performance of the business and allocates resources: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Services ("Insurance"). See Note 16 - "Segment Information" for more information. Descriptions for each segment are provided below:

•Consulting & Engineering Services – Helps businesses use AI and data analytics to improve operations, automate tasks, and speed up their digital transformation. We provide software engineering, consulting, and custom and enterprise applications solutions that help companies manage essential functions, modernize processes, and drive innovation. We have strong expertise in industries like finance, automotive, manufacturing, healthcare, life sciences, travel, and the public sector. Our solutions help businesses stay competitive by improving efficiency, launching new products faster, expanding into new markets, and achieving their strategic goals.

•Global Infrastructure Services – Implements and operates the technology underpinning the critical systems of global businesses and governments. Clients trust us to secure, modernize, and operate their critical systems and improve workplace experience to support business growth. Services include the design, migration, and management of complex data center, mainframe, cloud, and network environments, with an emphasis on scalability, security, compliance, and cost efficiency. By leveraging a human-led, AI-driven Intelligent Operations approach, we deliver secure, reliable IT operations that clients trust. We also provide cross-industry business process services, which streamline clients’ core enterprise functions such as finance, HR, procurement, and customer service. The implementation of secure, reliable technology improves employee experiences and productivity by streamlining daily operations—such as device management, helpdesk support, and AI-powered automation—enabling seamless collaboration, reducing IT support demands, and lowering costs through intuitive, self-service tools.

•Insurance Services – Provides software and services for Life and Wealth, Property & Casualty and Reinsurance providers, helping them optimize, run and digitally transform their operations. We help insurers modernize their technology landscape from heritage systems to advanced AI-powered solutions that enhances operational efficiency, improves customer experiences, and enables insurers to adopt a digital-first approach. Complementing our software solutions, we provide comprehensive business process services, leveraging deep industry expertise to support the full spectrum of insurance operations.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“fiscal 2025”).

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

Recent Accounting Pronouncements

During fiscal 2025, the following Accounting Standards Updates ("ASU") were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2025	June 30, 2024
Net income attributable to DXC common shareholders:	$16	$26

Common share information:
Weighted average common shares outstanding for basic EPS	181.10	179.66
Dilutive effect of stock options and equity awards	3.86	3.27
Weighted average common shares outstanding for diluted EPS	184.96	182.93

Earnings per share:
Basic	$0.09	$0.14
Diluted	$0.09	$0.14

Certain share-based equity awards were excluded from the dilutive EPS calculation because they would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Stock Options	407,095	927,909
Restricted Stock Units	2,272,376	1,930,605
Performance Stock Units	144,891	160,461

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Beginning balance	$32	$35
Provisions for losses on accounts receivable	—	7
Other adjustments to allowance and write-offs	(2)	(2)
Ending balance	$30	$40

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 25, 2025, extending the termination date to July 24, 2026.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2025, the total availability under the Receivables Facility was $380 million and the amount sold to the Purchasers was $373 million, which was derecognized from the Company’s balance sheet. As of June 30, 2025, the Company recorded a $7 million asset within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Operating lease cost	$76	$80
Short-term lease cost	5	6
Variable lease cost	15	13
Sublease income	(3)	(5)
Total operating costs	$93	$94

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information below.

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$76	$80
ROU assets obtained in exchange for operating lease liabilities(1)	$142	$35

(1) Net of $214 million and $237 million in lease modifications and terminations for the three months ended June 30, 2025 and June 30, 2024, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2025	March 31, 2025
ROU operating lease assets	Operating right-of-use assets, net	$735	$635

Operating lease liabilities	Current operating lease liabilities	$252	$227
Operating lease liabilities	Non-current operating lease liabilities	518	444
Total operating lease liabilities		$770	$671

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average operating lease term was 3.7 years and 3.8 years as of June 30, 2025 and March 31, 2025, respectively. The weighted-average operating lease discount rate was 4.8% and 4.9% as of June 30, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of June 30, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Operating lease payments	$221	$221	$190	$128	$37	$34	$831
Less: imputed interest							(61)
Total operating lease liabilities							$770

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Amortization of right-of-use assets	$15	$25
Interest on lease liabilities	3	4
Total finance lease cost	$18	$29

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Interest paid for finance lease liabilities – Operating cash flows	$3	$4
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	38	55
Total cash paid in the measurement of finance lease obligations	$41	$59

Capital expenditures through finance lease obligations(1)	$1	$7

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2025	March 31, 2025
ROU finance lease assets	Property and Equipment, net	$119	$145

Finance lease	Short-term debt and current maturities of long-term debt	$117	$123
Finance lease	Long-term debt, net of current maturities	137	155
Total finance lease liabilities(1)		$254	$278

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average finance lease term was 2.6 years and 2.7 years as of June 30, 2025 and March 31, 2025, respectively. The weighted-average finance lease discount rate was 5.6% as of both June 30, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Finance lease payments	$101	$97	$53	$20	$2	$3	$276
Less: imputed interest							(22)
Total finance lease liabilities							$254

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2025 and March 31, 2025 were $546 million and $668 million, respectively. As of June 30, 2025, the related forecasted transactions extend through December 2026.

During the three months ended June 30, 2025 and June 30, 2024, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 – “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of June 30, 2025, $15 million of loss related to cash flow hedges reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2025 and March 31, 2025 were $1.7 billion and $1.9 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the pretax foreign currency (gain) loss to Other income, net:

	For the Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Foreign currency remeasurement(1)	$(59)	$7
Undesignated foreign currency forward contracts(2)	54	(6)
Total - Foreign currency (gain) loss	$(5)	$1

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2025, there were three counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $2 million.

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

As of June 30, 2025 and March 31, 2025, DXC had $763 million and $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2025, the pre-tax impact of loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive (loss) income was $61 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2025			As of March 31, 2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,764	$3,279	$485	$3,713	$3,166	$547
Customer related intangible assets	3,980	3,091	889	3,886	2,933	953
Other intangible assets	291	154	137	284	142	142
Total intangible assets	$8,035	$6,524	$1,511	$7,883	$6,241	$1,642

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Intangible asset amortization	$180	$179
Transition and transformation contract cost amortization(1)	45	53
Total amortization expense	$225	$232

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of June 30, 2025 is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$519
2027	501
2028	228
2029	109
2030	61
Thereafter	93
Total	$1,511

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Goodwill

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure that includes three operating and reportable segments: 1) CES, 2) GIS, and 3) Insurance. These segments align with how management assesses performance of the business and allocates resources. See Note 16 - "Segment Information" for more information. The change to the Company’s operating segments resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments.

As a result of the realignment, the Company reallocated goodwill to the new reporting units on a relative fair value basis.

In connection with the goodwill reallocation described above, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and require goodwill to be tested for impairment. As a result, the Company concluded that the goodwill balance reallocated to the GIS segment was fully impaired in the first quarter of fiscal 2026.

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended June 30, 2025.

(in millions)	Global Business Solutions	Consulting & Engineering Services	Global Infrastructure Services	Insurance Services	Total
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526
Reallocation of goodwill	(526)	367	14	145	—
Impairment losses(1)	—	—	(14)	—	(14)
Foreign currency translation(2)	—	14	—	6	20
Balance as of June 30, 2025, net	$—	$381	$—	$151	$532

Goodwill, gross		3,600	5,080	1,422	10,102
Accumulated impairment losses		(3,219)	(5,080)	(1,271)	(9,570)
Balance as of June 30, 2025, net		$381	$—	$151	$532

(1) Impairment losses are included within Other income, net on the statements of operations.
(2) The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2025(1)	March 31, 2025(1)
Short-term debt and current maturities of long-term debt
€650 million Senior notes	1.75%	2026	763	702
Current maturities of finance lease liabilities	0.51% - 14.59%	2026 - 2027	117	123
Current maturities of long-term debt	Various	2026 - 2027	49	55
Short-term debt and current maturities of long-term debt			$929	$880

Long-term debt, net of current maturities
$700 million Senior notes	1.80%	2027	698	698
€750 million Senior notes	0.45%	2028	878	808
$650 million Senior notes	2.375%	2029	647	647
€600 million Senior notes	0.95%	2032	700	644
Finance lease liabilities	0.51% - 14.59%	2027 - 2035	137	155
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2027 - 2029	24	28
Other borrowings	Various	2027 - 2035	16	16
Long-term debt, net of current maturities			3,100	2,996

Total debt			$4,029	$3,876

(1)The carrying amounts of the senior notes as of June 30, 2025 and March 31, 2025, include the remaining principal outstanding of $3,698 million and $3,510 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $12 million and $11 million, respectively.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt excluding finance lease liabilities was $3.5 billion and 3.3 billion as of June 30, 2025 and March 31, 2025, respectively, compared with carrying value of $3.8 billion and $3.6 billion as of June 30, 2025 and March 31, 2025, respectively. Long-term debt excluding finance lease liabilities are classified as Level 1 or Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
United States	$828	$897
United Kingdom	480	448
Other Europe	1,038	1,030
Australia	259	299
Other International	554	562
Total Revenues	$3,159	$3,236

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of June 30, 2025, approximately $16.7 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 32% of these remaining performance obligations in fiscal 2026, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2025	March 31, 2025
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$2,045	$2,041
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$367	$338
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,353	$1,397

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Balance, beginning of period	$1,397	$1,537
Deferred revenue	382	370
Recognition of deferred revenue	(479)	(456)
Currency translation adjustment	59	(3)
Other	(6)	(67)
Balance, end of period	$1,353	$1,381

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	June 30, 2025	March 31, 2025
Accrued expenses and other current liabilities	$35	$33
Other long-term liabilities	5	6
Total	$40	$39

Summary of Restructuring Plans

Fiscal 2026 Plan

During fiscal 2026, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2026 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2025	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Restructuring Liability as of June 30, 2025
Fiscal 2026 Plan
Workforce Reductions	$—	$25	$—	$(11)	$14
Facilities Costs	—	1	(1)	—	—
	—	26	(1)	(11)	14

Fiscal 2025 Plan
Workforce Reductions	$26	$3	$1	$(15)	$15
Facilities Costs	—	6	(1)	(5)	—
	26	9	—	(20)	15

Other Prior Year and Acquired Plans
Workforce Reductions	$12	$—	$—	$(2)	$10
Facilities Costs	1	2	(1)	(1)	1
	13	2	(1)	(3)	11
Total	$39	$37	$(2)	$(34)	$40

(1) Restructuring costs associated with right-of-use assets.

Restructuring costs for the first quarter of fiscal 2026 includes $2 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Service cost	$13	$13
Interest cost	75	74
Expected return on assets	(117)	(113)
Amortization of prior service credit	(1)	(1)
Net periodic pension income	$(30)	$(27)

The service cost component of net periodic pension income is presented in costs of services, and selling, general and administrative and the other components of net periodic pension income are presented in Other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 73.1% and 63.2% for the three months ended June 30, 2025, and June 30, 2024, respectively. For the three months ended June 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to DXC’s investment in a wholly owned subsidiary, and a reduction in a deferred tax asset for stock based compensation. For the three months ended June 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a reduction in a deferred tax asset for stock based compensation, and a decrease in a deferred tax liability for estimated taxes associated with the repatriation of foreign earnings.

As of June 30, 2025, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $28 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $13 million tax indemnification receivable related to uncertain tax positions, a $38 million tax indemnification receivable related to other tax payables, and a $95 million tax indemnification payable related to other tax receivables.

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $13 million tax indemnification receivable from Perspecta related to other tax receivables and a $1 million tax indemnification payable to Perspecta related to income tax and other tax payables.

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $477 million, inclusive of penalties and interest, which continues to accrue. The matter is currently scheduled for trial in August 2025.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $146 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $103 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’s motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $165 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $126 million, inclusive of penalties and interest, which continues to accrue. The IRS has filed a motion for summary judgment. A decision on the motion is pending.

As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, the above matters are not fully reserved and would result in incremental federal and state tax expense of approximately $552 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $632 million if we do not prevail. These amounts are net of an expected $74 million interest deduction tax benefit.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2026. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2027. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2027.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 30, 2025, the Company’s liability for uncertain tax positions increased by $2 million (excluding interest and penalties and related tax attributes).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Stockholders’ Equity

Share Repurchase Program

During the first quarter of fiscal 2026, there were 3,275,268 shares repurchased under our Share Repurchase Program. There were no share repurchases during the first quarter of fiscal 2025.

	Fiscal 2026
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	3,275,268	$15.27	$50
Total	3,275,268	$15.27	$50

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Other comprehensive loss before reclassifications	(32)	(10)	—	(42)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Balance at June 30, 2025	$(980)	$(14)	$193	$(801)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive income before reclassifications	3	3	—	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Balance at June 30, 2024	$(936)	$3	$206	$(727)

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

The RSUs vest one-third ratably over a three-year period. In general, if the employees’ status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited.

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	9,073,741	$22.23	201,017	$26.63
Granted	9,791,778	$16.30	—	$—
Settled	(2,420,869)	$25.47	—	$—
Canceled/Forfeited	(795,153)	$40.48	—	$—
Outstanding as of June 30, 2025	15,649,497	$17.43	201,017	$26.63

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Total share-based compensation cost	$22	$23
Related income tax benefit	$3	$3

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Cash paid for:
Interest	$40	$57
Taxes on income, net of refunds (1)	$87	$52

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$142	$35
Investing:
Capital expenditures in accounts payable and accrued expenses	$4	$3
Capital expenditures through finance lease obligations	$1	$7
Financing:
Shares repurchased but not settled in cash (3)	$2	$—

(1) Income tax refunds were $4 million and $16 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
(2) Net of $214 million and $237 million in lease modifications and terminations for the three months ended June 30, 2025 and June 30, 2024, respectively.
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

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments that align with how management assesses performance of the business and allocates resources: CES, GIS, and Insurance, as previously described above in Note 1 - “Summary of Significant Accounting Policies.” In connection with our segment reporting change, we have recast previously reported amounts across all reportable segments to conform to current segment presentation.

The Company's CODM uses segment profit to measure operational strength and performance, assist in evaluation of underlying trends, and allocate resources through periodic budget and forecasting processes. Segment profit is defined as segment revenues less costs of services, selling, general and administrative, depreciation and amortization, and other segment items.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company allocates certain costs such as real estate costs, information technology costs and costs for certain other shared corporate functions to its segments using a proportional share of either revenue or headcount for each segment. The Company does not allocate to its segments certain operating expenses managed at the corporate level. These unallocated expenses generally include certain corporate function costs, pension and other post-retirement benefit (“OPEB”) actuarial and settlement gains and losses, restructuring costs, transaction, separation, and integration-related costs, amortization of acquired intangible assets, impairment losses, gains/(losses) on dispositions of businesses, gains/(losses) on real estate and facility sales, and other costs that do not reflect ongoing segment operating performance. As part of the transition to the new segment structure, the Company updated the assumptions that define which expenses remain in corporate post allocation. The tables below reflect those revised assumptions.

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Three Months Ended June 30, 2025
Revenues	$1,246	$1,600	$313	$3,159
Costs of services	(976)	(1,212)	(218)	(2,406)
Selling, general and administrative	(163)	(150)	(44)	(357)
Depreciation and amortization (1)	(24)	(169)	(23)	(216)
Other segment items (2)	22	28	5	55
Segment profit	$105	$97	$33	$235

Three Months Ended June 30, 2024
Revenues	$1,281	$1,658	$297	$3,236
Costs of services	(1,016)	(1,269)	(209)	(2,494)
Selling, general and administrative	(137)	(122)	(28)	(287)
Depreciation and amortization (1)	(25)	(191)	(21)	(237)
Other segment items (2)	20	25	5	50
Segment profit	$123	$101	$44	$268
(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Total profit for reportable segments	$235	$268
Corporate expenses	(19)	(44)
Subtotal	$216	$224
Restructuring costs	(37)	(39)
Transaction, separation and integration-related costs	(1)	(7)
Amortization of acquired intangible assets	(87)	(87)
Merger related indemnification	(2)	—
Losses on real estate and facility sales	—	(2)
Impairment losses	(14)	—
Interest income	46	51
Interest expense	(54)	(72)
Income before income taxes	$67	$68
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of June 30, 2025 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2026	$506
2027	308
2028	150
2029	64
2030	25
Thereafter	1
Total	$1,054

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss, but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. The trial date has since been extended to May 2026. In May 2024, the Court entered an order granting Plaintiffs’ motion for class certification. In July 2024, notice was provided to potential class members. In June 2025, the Company reached an agreement in principle to resolve all claims in the action. The Company’s share of the settlement will be funded by its insurance carriers. The Company expects the settlement to be finalized in the coming weeks and submitted to the Court for approval.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

After the filing of the August 2024 securities class action, five shareholder derivative suits were filed against the Company’s Board of Directors and certain of its current and former officers, alleging a breach of fiduciary duties arising from the claims asserted in the August 2024 securities class action. Three derivative suits were filed in the United States District Court for the Eastern District of Virginia, and two derivative suits were filed in the District Court of the State of Nevada, Clark County. All of the derivative suits had been temporarily stayed, pending an outcome in the August 2024 securities class action. Following the dismissal of the securities class action, the Company secured the voluntary dismissal of all shareholder derivative suits. The matter is now closed.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 12 – “Income Taxes.”

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
•volatility of the price of our securities, which is subject to market and other conditions; and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and subsequent SEC filings, including Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2026 and our financial condition as of June 30, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2026 and fiscal 2025. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

Background

DXC is a leading global provider of IT services. We are a trusted partner to many of the world’s most innovative organizations, building solutions that move industries and companies forward. Our engineering, consulting, and technology experts help clients simplify, optimize, and modernize their systems and processes, manage their most critical workloads, integrate AI-powered intelligence into their operations, and put security and trust at the forefront. Through innovative solutions, we help clients achieve competitive advantages in the marketplace.

Effective April 1, 2025 (fiscal year 2026), we began reporting our financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Services ("Insurance").

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

Financial Highlights

Key metrics for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 are included below. We have presented organic revenue, adjusted earnings before interest and taxes (“EBIT”), and diluted earnings per share on a non-GAAP basis. For more information, see “Non-GAAP Financial Measures.”

•Revenues of $3,159 million, down 2.4% year-over-year (down 4.3% on an organic basis);
•EBIT was $75 million, down 15.7% year-over-year with a corresponding margin of 2.4%. Adjusted EBIT was $216 million, down 3.6% year-over-year with a corresponding margin of 6.8%;
•Diluted earnings per share of $0.09, compared to $0.14 in the same period a year ago; adjusted diluted earnings per share of $0.68, compared to $0.75 in the same period a year ago;
•Cash generated from operations was $186 million, less capital expenditures of $89 million, resulted in free cash flow of $97 million, compared to free cash flow of $45 million in the prior-year period;
•Book-to-bill ratio (contract awards divided by quarterly revenue) of 0.90x, compared to 0.77x during fiscal 2025.

Segment Highlights

Consulting & Engineering Services

•Revenue was $1,246 million, down 2.7% year-over-year (down 4.4% on an organic basis).
•Segment profit was $105 million, down 14.6% year-over-year, with a corresponding margin of 8.4%.
•Book-to-bill ratio of 1.19x, compared to 0.88x during the first quarter of fiscal 2025.

Global Infrastructure Services

•Revenue was $1,600 million, down 3.5% year-over-year (down 5.7% on an organic basis).
•Segment profit was $97 million, down 4.0% year-over-year, with a corresponding margin of 6.1%.
•Book-to-bill ratio of 0.74x, compared to 0.69x during the first quarter of fiscal 2025.

Insurance Services

•Revenue was $313 million, up 5.4% year-over-year (up 3.6% on an organic basis).
•Segment profit was $33 million, down 25.0% year-over-year, with a corresponding margin of 10.5%.
•Book-to-bill ratio of 0.54x, compared to 0.70x during the first quarter of fiscal 2025.

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended		Percentage Change		Percentage of Revenue for the Three Months Ended
(in millions)	June 30, 2025	June 30, 2024	U.S. Dollars	Constant Currency(1)	June 30, 2025	June 30, 2024
Geographic Market
United States	$828	$897	(7.7)%	(7.7)%	26.2%	27.7%
United Kingdom	480	448	7.1%	1.1%	15.2%	13.8%
Other Europe	1,038	1,030	0.8%	(3.8)%	32.9%	31.8%
Australia	259	299	(13.4)%	(11.0)%	8.2%	9.2%
Other International	554	562	(1.4)%	(1.4)%	17.5%	17.4%
Total Revenues	$3,159	$3,236	(2.4)%	(4.4)%	100.0%	100.0%

Reportable Segments
CES	$1,246	$1,281	(2.7)%	(4.7)%	39.4%	39.6%
GIS	1,600	1,658	(3.5)%	(5.7)%	50.6%	51.2%
Insurance	313	297	5.4%	3.7%	9.9%	9.2%
Total Revenues	$3,159	$3,236	(2.4)%	(4.4)%	100.0%	100.0%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the first quarter of fiscal 2026, our total revenue was $3.2 billion, a decrease of $77 million or 2.4%, compared to the same period a year ago. The decrease against the comparative period includes a 4.3% decline in organic revenue partially offset by a 2.0% favorable foreign currency exchange rate impact. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2025	2024	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,388	$2,526	$(138)	(5.5)%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	394	301	93	30.9%
Depreciation and amortization	304	326	(22)	(6.7)%
Restructuring costs	37	39	(2)	(5.1)%
Interest expense	54	72	(18)	(25.0)%
Interest income	(46)	(51)	5	(9.8)%
Other income, net	(39)	(45)	6	(13.3)%
Total costs and expenses	$3,092	$3,168	$(76)	(2.4)%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs (“COS”), consist of expenses directly associated with revenue-generating activities. These expenses primarily include payroll and related employee benefit costs, subcontractor costs and other contract-related expenses, as well as technology, facilities, and other supporting infrastructure costs.

COS was $2.4 billion for the first quarter of fiscal 2026, a decrease of $138 million (-5.5%) compared to the prior-year period. The decline was primarily driven by the alignment of business development expenses to selling, general and administrative expenses in support of the offering model, a decrease in costs from lower revenue levels, and a reduction in professional services and contractor-related expenses from our cost optimization initiatives, partially offset by an unfavorable foreign currency exchange rate impact. In connection with the Company’s new segment structure in fiscal 2026, certain costs for personnel in non-client facing positions are now included in selling, general and administrative expenses.

Gross margin (Revenues less COS as a percentage of revenue) was 24.4% and 21.9% for the first quarters of fiscal 2026 and 2025, respectively.

Selling, General and Administrative

Selling, general and administrative expense, excluding depreciation and amortization and restructuring costs ("SG&A"), consist of the costs associated with personnel in non-client facing positions. These expenses primarily include payroll and related employee benefit costs, business development efforts, marketing and advertising activities, and other expenses such as information systems and office space.

SG&A was $394 million for the first quarter of fiscal 2026, an increase of $93 million (+30.9%) compared to the prior-year period. The increase in SG&A was primarily driven by higher expenses from the realignment of business development and other costs from COS as referenced above, and investments in marketing, advertising and the Company’s information systems, partially offset by lower levels of transaction, separation and integration-related (“TSI”) costs.

SG&A as a percentage of revenue was 12.5% and 9.3% for the first quarters of fiscal 2026 and fiscal 2025, respectively.

Depreciation and Amortization

Depreciation and amortization was $304 million for the first quarter of fiscal 2026, a decrease of $22 million (-6.7%) compared to the prior-year period. Depreciation expense decreased by $15 million due to lower average net property and equipment balances. Amortization expense decreased by $7 million due to lower transition and transformation contract cost balances.

Restructuring Costs

During fiscal 2026, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. Total restructuring costs recorded, net of reversals, was $37 million for the first quarter of fiscal 2026, a $2 million decrease (-5.1%) compared to the prior-year period.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $8 million for the first quarter of fiscal 2026, a $13 million improvement compared to the prior-year period primarily due to increased net interest income from higher global cash balances.

Other Income, Net

Other income, net comprises non-service cost components of net periodic pension income, pension and other post-retirement benefit (“OPEB”) actuarial and settlement (gains) losses, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous (gains) and losses.

The components of Other income, net for the first quarters of fiscal 2026 and 2025 were as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024	Dollar Change
Non-service cost components of net periodic pension income	$(43)	$(40)	$(3)
Foreign currency (gain) loss	(5)	1	(6)
Loss on real estate and facility sales	—	2	(2)
Other miscellaneous loss (gain)	9	(8)	17
Total	$(39)	$(45)	$6

Other income, net, was $39 million and $45 million during the first quarters of fiscal 2026 and fiscal 2025, respectively, a decrease of $6 million (-13.3%) in other income compared to the same period a year ago that was primarily due to:

•higher pension income (+$3 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•foreign currency impact (+$6 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•real estate and facility sales (+$2 million) - losses on real estate and facility sales in the comparative period; offset by
•other miscellaneous items (-$17 million) - primarily from the $14 million impairment of goodwill in the current quarter related to the change in operating segments.

Taxes

Our effective tax rate (“ETR”) was 73.1% and 63.2% for the first quarter of fiscal 2026 and the first quarter of fiscal 2025, respectively. For the first quarter of fiscal 2026, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to DXC’s investment in a wholly owned subsidiary, and a reduction in a deferred tax asset for stock based compensation. For the first quarter of fiscal 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, a reduction in a deferred tax asset for stock based compensation, and a decrease in a deferred tax liability for estimated taxes associated with the repatriation of foreign earnings.

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025, after the close of our first quarter. The OBBBA includes a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Earnings Per Share

Diluted EPS for the first quarter of fiscal 2026 was $0.09, compared to $0.14 in the first quarter of fiscal 2025. The decrease in earnings per share was primarily due to lower net income and higher weighted average common shares outstanding.

Diluted EPS for the first quarter of fiscal 2026 includes $0.15 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.36 per share of amortization of acquired intangible assets, $0.01 per share of merger related indemnification, $0.05 per share of impairment losses, and $0.01 per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2025	2024	Dollar	Percent
Income before income taxes	$67	$68	$(1)	(1.5)%
Non-GAAP income before income taxes	$208	$203	$5	2.5%
Net income	$18	$25	$(7)	(28.0)%
Adjusted EBIT	$216	$224	$(8)	(3.6)%

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
•Merger-related indemnification – represents the Company’s estimate of potential net liability to HPE for tax related indemnifications.
•Gains and losses on real estate and facility sales – gains and losses related to dispositions of real property.
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

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Impairment Losses	Tax Adjustments	Non-GAAP Results
Income before income taxes	$67	$37	$1	$87	$2	$14	$—	$208
Income tax expense	49	9	—	20	—	4	(2)	80
Net income	18	28	1	67	2	10	2	128
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$16	$28	$1	$67	$2	$10	$2	$126

Effective Tax Rate	73.1%							38.5%

Basic EPS	$0.09	$0.15	$0.01	$0.37	$0.01	$0.06	$0.01	$0.70
Diluted EPS	$0.09	$0.15	$0.01	$0.36	$0.01	$0.05	$0.01	$0.68

Weighted average common shares outstanding for:
Basic EPS	181.10	181.10	181.10	181.10	181.10	181.10	181.10	181.10
Diluted EPS	184.96	184.96	184.96	184.96	184.96	184.96	184.96	184.96

	Three Months Ended June 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gains and losses on sale of real estate	Non-GAAP Results
Income before income taxes	$68	$39	$7	$87	$2	$203
Income tax expense	43	7	1	15	1	67
Net income	25	32	6	72	1	136
Less: net loss attributable to non-controlling interest, net of tax	(1)	—	—	—	—	(1)
Net income attributable to DXC common stockholders	$26	$32	$6	$72	$1	$137

Effective Tax Rate	63.2%					33.0%

Basic EPS	$0.14	$0.18	$0.03	$0.40	$0.01	$0.76
Diluted EPS	$0.14	$0.17	$0.03	$0.39	$0.01	$0.75

Weighted average common shares outstanding for:
Basic EPS	179.66	179.66	179.66	179.66	179.66	179.66
Diluted EPS	182.93	182.93	182.93	182.93	182.93	182.93

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Total revenue growth	(2.4)%	(6.1)%
Foreign currency	(2.0)%	1.4%
Acquisition and divestitures	0.1%	0.3%
Organic revenue growth	(4.3)%	(4.4)%

CES revenue growth	(2.7)%	(3.0)%
Foreign currency	(2.0)%	1.7%
Acquisition and divestitures	0.3%	0.4%
CES organic revenue growth	(4.4)%	(0.9)%

GIS revenue growth	(3.5)%	(10.1)%
Foreign currency	(2.2)%	1.3%
Acquisition and divestitures	—%	0.2%
GIS organic revenue growth	(5.7)%	(8.6)%

Insurance revenue growth	5.4%	5.3%
Foreign currency	(1.8)%	0.9%
Acquisition and divestitures	—%	—%
Insurance organic revenue growth	3.6%	6.2%

Reconciliations of segment profit and adjusted EBIT to net income are as follows:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024
Total profit for reportable segments	$235	$268
Corporate expenses	(19)	(44)
Adjusted EBIT	216	224
Restructuring costs	(37)	(39)
Transaction, separation and integration-related costs	(1)	(7)
Amortization of acquired intangibles	(87)	(87)
Merger related indemnification	(2)	—
Losses on real estate and facility sales	—	(2)
Impairment losses	(14)	—
EBIT	75	89
Interest income	46	51
Interest expense	(54)	(72)
Income before income tax	67	68
Income tax expense	49	43
Net income	$18	$25

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2025, our cash and cash equivalents (“cash”) were $1.8 billion, of which $0.8 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2025	June 30, 2024	Change
Net cash provided by (used in):
Operating activities	$186	$238	$(52)
Investing activities	(77)	(188)	111
Financing activities	(110)	41	(151)
Effect of exchange rate changes on cash and cash equivalents	(3)	2	(5)
Net (decrease) increase in cash and cash equivalents	$(4)	$93	$(97)

Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at the end of period	$1,792	$1,317

Operating cash flow

Net cash provided by operating activities was $186 million and $238 million, respectively, during the first quarters of fiscal 2026 and fiscal 2025, reflecting a year-over-year decrease of $52 million. The decrease was primarily due to:

•a decrease in net income, net of adjustments of $49 million and an unfavorable change in working capital.

The following table contains certain key working capital metrics:

	Three Months Ended
	June 30, 2025	June 30, 2024
Days of sales outstanding in accounts receivable	69	68
Days of purchases outstanding in accounts payable	(52)	(54)
Cash conversion cycle	17	14

Investing cash flow

Net cash used in investing activities was $77 million and $188 million, respectively, during the first quarters of fiscal 2026 and fiscal 2025, reflecting a year-over-year change of $111 million. The change was primarily due to:

•a $104 million decrease in capital expenditures primarily from lower levels of software purchased and developed, and
•a $7 million increase in cash inflows from other net investing activities.

Financing cash flow

Net cash (used in) provided by financing activities was $(110) million and $41 million, respectively, during the first quarters of fiscal 2026 and fiscal 2025, reflecting a year-over-year change of $151 million. The change was primarily due to:

•$151 million from commercial paper borrowings, net of repayments in the first quarter of fiscal 2025 that did not occur in the first quarter of 2026;
•a $41 million increase in share repurchase activity and related taxes paid on net share settlements in fiscal 2026; partially offset by
•a $42 million decrease in payments on capital leases and borrowings for asset financing, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2025	March 31, 2025	Change
Short-term debt and current maturities of long-term debt	$929	$880	$49
Long-term debt, net of current maturities	3,100	2,996	104
Total debt	$4,029	$3,876	$153

The $153 million increase in total debt during the first quarter of fiscal 2026 was primarily attributable to the unfavorable foreign currency exchange rate of U.S. dollar against the Euro, partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding additions.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2025 and June 30, 2024.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB	F-2	Negative
Moody’s	Baa2	P-2	Negative
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Our total liquidity of $5.0 billion as of June 30, 2025, includes $1.8 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility.

Share Repurchases

See Note 13 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2026.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, other than as disclosed in Note 3 – “Receivables” and Note 17 – “Commitments and Contingencies.”

Cash Commitments

There have been no material changes, outside the ordinary course of business, to our cash commitments since March 31, 2025. For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 17 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets, and loss accruals for contingencies and litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended June 30, 2025, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Our exposure to market risk has not changed materially since March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 17 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2025 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2025, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	$591,871,924
May 1, 2025 to May 31, 2025	1,010,414	$15.14	1,010,414	$576,571,933
June 1, 2025 to June 30, 2025	2,264,854	$15.32	2,264,854	$541,871,943

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of June 30, 2025, approximately $542 million worth of shares remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*^	Raul Fernandez Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.2*	Raul Fernandez Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.3*^	Rob Del Bene Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.4*	Rob Del Bene Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.5*
Amended and Restated DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))

10.6*	Amendment to Employment Agreement with Raul Fernandez (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.7*	Letter Agreement with Rob Del Bene (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.8**
Eighteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2025, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

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
*** Furnished herewith
^ Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	July 31, 2025	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer