Form 10-Q
period 2025-09-30
DXC Technology Co
filed 2025-10-31
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
       ☐ Yes  ☒   No

174,133,947 shares of common stock, par value $0.01 per share, were outstanding on October 20, 2025.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2025 and September 30, 2024 (unaudited)	2

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended September 30, 2025 and September 30, 2024 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2025 and September 30, 2024 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2025 and September 30, 2024 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Earnings Per Share	11
Note 3–Receivables	12
Note 4–Leases	12
Note 5–Derivative Instruments	15
Note 6–Intangible Assets	17
Note 7–Goodwill	17
Note 8–Debt	19
Note 9–Revenue	20
Note 10–Restructuring Costs	21
Note 11–Pension and Other Benefit Plans	22
Note 12–Income Taxes	22
Note 13–Stockholders’ Equity	25
Note 14–Stock Incentive Plans	26
Note 15–Cash Flows	27
Note 16–Segment Information	28
Note 17–Commitments and Contingencies	31

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$3,161	$3,241	$6,320	$6,477

Costs of services (excludes depreciation and amortization and restructuring costs)	2,383	2,427	4,771	4,953
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	366	353	760	654
Depreciation and amortization	295	329	599	655
Restructuring costs	35	42	72	81
Interest expense	53	69	107	141
Interest income	(46)	(51)	(92)	(102)
Other income, net	(56)	(21)	(95)	(66)
Total costs and expenses	3,030	3,148	6,122	6,316

Income before income taxes	131	93	198	161
Income tax expense	91	48	140	91
Net income	40	45	58	70
Less: net income attributable to non-controlling interest, net of tax	4	3	6	2
Net income attributable to DXC common stockholders	$36	$42	$52	$68

Income per common share:
Basic	$0.20	$0.23	$0.29	$0.38
Diluted	$0.20	$0.23	$0.29	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$40	$45	$58	$70
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(75)	79	(107)	82
Cash flow hedges adjustments, net of tax (2)	(4)	(14)	(11)	(11)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(2)	(1)	(2)	(2)
Pension and other post-retirement benefit plans, net of tax	(2)	(1)	(2)	(2)
Other comprehensive (loss) income, net of taxes	(81)	64	(120)	69
Comprehensive (loss) income	(41)	109	(62)	139
Less: comprehensive income attributable to non-controlling interest	3	3	5	2
Comprehensive (loss) income attributable to DXC common stockholders	$(44)	$106	$(67)	$137
______________

(1) Tax benefit related to foreign currency translation adjustments was $0 and $15 for the three and six months ended September 30, 2025, respectively, and $7 and $6 for the three and six months ended September 30, 2024, respectively.
(2) Tax benefit related to cash flow hedges adjustments was $2 and $4 for the three and six months ended September 30, 2025, respectively, and $4 and $3 for the three and six months ended September 30, 2024, respectively.
(3) Tax benefit related to amortization of prior service costs was $0 and $0 for the three and six months ended September 30, 2025, respectively, and $1 and $1 for the three and six months ended September 30, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,888	$1,796
Receivables and contract assets, net of allowance of $22 and $32	2,896	2,972
Prepaid expenses	557	477
Other current assets	98	118
Total current assets	5,439	5,363
Intangible assets, net of accumulated amortization of $6,034 and $6,241	1,865	1,642
Operating right-of-use assets, net	679	635
Goodwill	531	526
Deferred income taxes, net	838	819
Property and equipment, net of accumulated depreciation of $3,400 and $3,409	1,210	1,253
Other assets	3,020	2,967
Total Assets	$13,582	$13,205
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	1,612	880
Accounts payable	709	549
Accrued payroll and related costs	603	571
Current operating lease liabilities	237	227
Accrued expenses and other current liabilities	1,197	1,358
Deferred revenue and advance contract payments	651	762
Income taxes payable	—	64
Total current liabilities	5,009	4,411
Long-term debt, net of current maturities	2,370	2,996
Non-current deferred revenue	616	635
Non-current operating lease liabilities	475	444
Non-current income tax liabilities and deferred tax liabilities	499	495
Other long-term liabilities	1,277	734
Total Liabilities	10,246	9,715
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2025 and March 31, 2025	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 180,921,736 issued as of September 30, 2025 and 186,856,421 issued as of March 31, 2025	2	2
Additional paid-in capital	7,360	7,677
Accumulated deficit	(3,162)	(3,451)
Accumulated other comprehensive loss	(881)	(762)
Treasury stock, at cost, 6,420,155 and 5,653,666 shares as of September 30, 2025 and March 31, 2025	(248)	(237)
Total DXC stockholders’ equity	3,071	3,229
Non-controlling interest in subsidiaries	265	261
Total Equity	3,336	3,490
Total Liabilities and Equity	$13,582	$13,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$58	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	668
Goodwill impairment losses	14	—
Operating right-of-use expense	153	160
Share-based compensation	46	48
Deferred taxes	22	(95)
(Gain) loss on dispositions	(5)	23
Provision for losses on accounts receivable	3	10
Unrealized foreign currency exchange gain	(38)	(2)
Impairment losses and contract write-offs	3	9
Other non-cash charges, net	(8)	3
Changes in assets and liabilities:
Decrease in assets	211	133
Decrease in operating lease liability	(153)	(160)
Decrease in other liabilities	(322)	(434)
Net cash provided by operating activities	595	433

Cash flows from investing activities:
Purchases of property and equipment	(87)	(89)
Payments for transition and transformation contract costs	(58)	(73)
Software purchased and developed	(113)	(178)
Proceeds from sale of assets	23	70
Other investing activities, net	13	12
Net cash used in investing activities	(222)	(258)

Cash flows from financing activities:
Borrowings of commercial paper	—	367
Repayments of commercial paper	—	(369)
Payments on finance leases and borrowings for asset financing	(107)	(165)
Taxes paid related to net share settlements of share-based compensation awards	(13)	(18)
Repurchase of common stock	(124)	(2)
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(246)	(189)
Effect of exchange rate changes on cash and cash equivalents	(35)	38
Net increase in cash and cash equivalents including cash classified within current assets held for sale	92	24
Cash classified within current assets held for sale	—	(3)
Net increase in cash and cash equivalents	92	21
Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at end of period	$1,888	$1,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2025	185,978	$2	$7,561	$(3,347)	$(801)	$(247)	$3,168	$262	$3,430
Net Income				36			36	4	40
Other comprehensive loss					(80)		(80)	(1)	(81)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program(2)	(5,318)		(225)	149			(76)		(76)
Stock option exercises and other common stock transactions	261						—		—
Balance at September 30, 2025	180,921	$2	$7,360	$(3,162)	$(881)	$(248)	$3,071	$265	$3,336

	Three Months Ended September 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2024	186,267	$2	$7,622	$(3,814)	$(727)	$(233)	$2,850	$253	$3,103
Net income				42			42	3	45
Other comprehensive income					64		64		64
Share-based compensation expense			25				25		25
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	254						—		—
Non-controlling interest distributions and other				1			1	$(1)	—
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236

	Six Months Ended September 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				52			52	6	58
Other comprehensive loss					(119)		(119)	(1)	(120)
Share-based compensation expense			46				46		46
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program(2)	(8,593)		(363)	237			(126)		(126)
Stock option exercises and other common stock transactions	2,658						—		—
Non-controlling interest distributions and other							—	(1)	(1)
Balance at September 30, 2025	180,921	$2	$7,360	$(3,162)	$(881)	$(248)	$3,071	$265	$3,336

	Six Months Ended September 30, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				68			68	2	70
Other comprehensive income					69		69		69
Share-based compensation expense			48				48		48
Acquisition of treasury stock						(15)	(15)		(15)
Stock option exercises and other common stock transactions	3,090						—		—
Non-controlling interest distributions and other				—			—	(2)	(2)
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236
_____________
(1) 6,420,155 treasury shares as of September 30, 2025.
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

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
December 2023 ASU 2023-09, “Improvements to Income Tax Disclosures”	Fiscal 2026	The update requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not its consolidated financial statements.
November 2024 ASU 2024-03, “Disaggregation of Income Statement Expenses”	Fiscal 2028	The update requires disclosure, in the notes to financial statements, of specified quantitative information about certain costs and expenses presented in the income statement and certain qualitative information about costs that are not disaggregated. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s financial statement disclosures, but not its consolidated financial statements.
September 2025 ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software”	Fiscal 2029
The update amends the guidance for capitalizing internal-use software so that it is neutral to different software development methods, primarily by removing the previous “development stage” model to more closely align the capitalization of internal use software to that of software to be sold or marketed externally. Early adoption of this update is permitted.
The Company is in the process of assessing the impact of the ASU on our consolidated financial statements as well as its method of adoption.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to DXC common shareholders:	$36	$42	$52	$68

Common share information:
Weighted average common shares outstanding for basic EPS	177.43	180.93	179.26	180.30
Dilutive effect of stock options and equity awards	1.72	2.95	2.50	3.71
Weighted average common shares outstanding for diluted EPS	179.15	183.88	181.76	184.01

Earnings per share:
Basic	$0.20	$0.23	$0.29	$0.38
Diluted	$0.20	$0.23	$0.29	$0.37

Certain share-based equity awards were excluded from the dilutive EPS calculation because they would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock Options	275,643	906,745	341,010	917,260
Restricted Stock Units	1,147,221	1,700,549	1,043,219	1,742,251
Performance Stock Units	4,057,854	107,406	3,063,239	114,745

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	September 30, 2025	September 30, 2024
Beginning balance	$32	$35
Provisions for losses on accounts receivable	3	10
Other adjustments to allowance and write-offs	(13)	(6)
Ending balance	$22	$39

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

As of September 30, 2025, the total availability under the Receivables Facility was $397 million and the amount sold to the Purchasers was $394 million, which was derecognized from the Company’s balance sheet. As of September 30, 2025, the Company recorded a $3 million asset within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$77	$80	$153	$160
Short-term lease cost	3	6	8	12
Variable lease cost	19	13	34	26
Sublease income	(4)	(5)	(7)	(10)
Total operating costs	$95	$94	$188	$188

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information below.

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$153	$160
ROU assets obtained in exchange for operating lease liabilities(1)	$165	$72
_______________

(1) Net of $406 million and $332 million in lease modifications and terminations during the first six months of fiscal 2026 and 2025, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2025	March 31, 2025
ROU operating lease assets	Operating right-of-use assets, net	$679	$635

Operating lease liabilities	Current operating lease liabilities	$237	$227
Operating lease liabilities	Non-current operating lease liabilities	475	444
Total operating lease liabilities		$712	$671

The weighted-average operating lease term was 3.6 years and 3.8 years as of September 30, 2025 and March 31, 2025, respectively. The weighted-average operating lease discount rate was 4.7% and 4.9% as of September 30, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Operating lease payments	$146	$225	$190	$130	$40	$45	$776
Less: imputed interest							(64)
Total operating lease liabilities							$712

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization of right-of-use assets	$14	$24	$28	$49
Interest on lease liabilities	3	3	6	7
Total finance lease expense	$17	$27	$34	$56

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024
Interest paid for finance lease liabilities – Operating cash flows	$6	$7
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	76	105
Total cash paid in the measurement of finance lease obligations	$82	$112

Capital expenditures through finance lease obligations(1)	$4	$17
_____________

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2025	March 31, 2025
ROU finance lease assets	Property and Equipment, net	$107	$145

Finance lease	Short-term debt and current maturities of long-term debt	$107	$123
Finance lease	Long-term debt, net of current maturities	115	155
Total finance lease liabilities(1)		$222	$278
_____________

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.4 years and 2.7 years as of September 30, 2025 and March 31, 2025, respectively. The weighted-average finance lease discount rate was 5.8% and 5.6% as of September 30, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Finance lease payments	$64	$98	$54	$20	$2	$3	$241
Less: imputed interest							(19)
Total finance lease liabilities							$222

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2025 and March 31, 2025 were $417 million and $668 million, respectively. As of September 30, 2025, the related forecasted transactions extend through December 2026.

During the three and six months ended September 30, 2025 and September 30, 2024, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of September 30, 2025, $20 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2025 and March 31, 2025 were $2.0 billion and $1.9 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency remeasurement (1)	$—	$(25)	$(59)	$(18)
Undesignated foreign currency forward contracts (2)	(2)	25	52	19
Total - Foreign currency (gain) loss	$(2)	$—	$(7)	$1
_____________

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2025, there was one counterparty with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $1 million.

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

As of September 30, 2025 and March 31, 2025, DXC had $764 million and $702 million, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2025, the pre-tax loss on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income was $1 million and $62 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2025			As of March 31, 2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,648	$2,708	$940	$3,713	$3,166	$547
Customer related intangible assets	3,963	3,167	796	3,886	2,933	953
Other intangible assets	288	159	129	284	142	142
Total intangible assets	$7,899	$6,034	$1,865	$7,883	$6,241	$1,642

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Intangible asset amortization	$180	$187	$360	$366
Transition and transformation contract cost amortization(1)	41	48	86	101
Total amortization expense	$221	$235	$446	$467
_____________

(1)Transaction and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of September 30, 2025 is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$321
2027	565
2028	321
2029	219
2030	176
Thereafter	263
Total	$1,865

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

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of September 30, 2025.

(in millions)	Global Business Solutions	Consulting & Engineering Services	Global Infrastructure Services	Insurance Services	Total
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526
Reallocation of goodwill	$(526)	$367	$14	$145	$—
Impairment losses(1)			(14)	—	(14)
Foreign currency translation(2)		13	—	6	19
Balance as of September 30, 2025, net	$—	$380	$—	$151	$531

Goodwill, gross		3,599	5,080	1,422	10,101
Accumulated impairment losses		(3,219)	(5,080)	(1,271)	(9,570)
Balance as of September 30, 2025, net		$380	$—	$151	$531
_____________
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

The Company concluded that, as a result of its qualitative assessment performed on July 1, 2025, it remained more likely than not that the fair value of the CES and Insurance reporting units exceed their respective carrying amounts.

As of September 30, 2025, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2025.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2025(1)	March 31, 2025(1)
Short-term debt and current maturities of long-term debt
€650 million Senior notes	1.75%	2026	$763	$702
$700 million Senior notes	1.80%	2027	699	—
Current maturities of finance lease liabilities	0.52% - 14.59%	2026 - 2027	107	123
Current maturities of long-term debt	Various	2026 - 2027	43	55
Short-term debt and current maturities of long-term debt			$1,612	$880

Long-term debt, net of current maturities
$700 million Senior notes	1.80%	2027	—	698
€750 million Senior notes	0.45%	2028	879	808
$650 million Senior notes	2.375%	2029	647	647
€600 million Senior notes	0.95%	2032	701	644
Finance lease liabilities	0.52% - 14.59%	2027 - 2035	115	155
Borrowings for assets acquired under long-term financing	0.00% - 9.78%	2027 - 2029	11	28
Other borrowings	Various	2027 - 2035	17	16
Long-term debt, net of current maturities			2,370	2,996

Total debt			$3,982	$3,876
_____________

(1)The carrying amounts of the senior notes as of September 30, 2025 and March 31, 2025, include the remaining principal outstanding of $3,700 million and $3,510 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $11 million for both periods, respectively.

Fair Value of Debt

The estimated fair value of the Company’s long-term debt, excluding finance lease liabilities, was $3.6 billion and $3.3 billion as of September 30, 2025 and March 31, 2025, respectively, compared with a carrying value of $3.8 billion and $3.6 billion. Long-term debt excluding finance lease liabilities are classified as Level 1 or Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States	$821	$889	$1,649	$1,786
United Kingdom	464	451	944	899
Other Europe	1,040	1,035	2,078	2,065
Australia	275	309	534	608
Other International	561	557	1,115	1,119
Total Revenues	$3,161	$3,241	$6,320	$6,477

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of September 30, 2025, approximately $16.3 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 25% of these remaining performance obligations in fiscal 2026, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2025	March 31, 2025
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,914	$2,041
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$390	$338
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,267	$1,397

Change in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024
Balance, beginning of period	$1,397	$1,537
Deferred revenue	771	737
Recognition of deferred revenue	(945)	(879)
Currency translation adjustment	51	39
Other	(7)	(86)
Balance, end of period	$1,267	$1,348

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	September 30, 2025	March 31, 2025
Accrued expenses and other current liabilities	$31	$33
Other long-term liabilities	5	6
Total	$36	$39

Summary of Restructuring Plans

Fiscal 2026 Plan

During fiscal 2026, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2026 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2025	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2025
Fiscal 2026 Plan
Workforce Reductions	$—	$49	$—	$(33)	$1	$17
Facilities Costs	—	3	(3)	—	—	—
	—	52	(3)	(33)	1	17
Fiscal 2025 Plan
Workforce Reductions	$26	$3	$—	$(20)	$1	$10
Facilities Costs	—	13	(1)	(11)	(1)	—
	26	16	(1)	(31)	—	10
Other Prior Year and Acquired Plans
Workforce Reductions	$12	$—	$—	$(4)	$—	$8
Facilities Costs	1	4	(2)	(3)	1	1
	13	4	(2)	(7)	1	9
Total	$39	$72	$(6)	$(71)	$2	$36
_____________

(1) Restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Restructuring costs for the six months ended September 30, 2025 includes $4 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$13	$13	$26	$26
Interest cost	76	76	151	150
Expected return on assets	(118)	(115)	(235)	(228)
Amortization of prior service costs	(1)	(1)	(2)	(2)
Net periodic pension income	$(30)	$(27)	$(60)	$(54)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in Other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 69.5% and 51.6% for the three months ended September 30, 2025, and September 30, 2024, respectively, and 70.7% and 56.5% for the six months ended September 30, 2025, and September 30, 2024, respectively. For the three months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company's investment in a wholly owned subsidiary. For the six months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation. For the three months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the six months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, an increase in interest receivables due from tax authorities, and a decrease in a deferred tax asset for stock based compensation.

As of September 30, 2025, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and a deferred tax liability of $23 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $13 million tax indemnification receivable related to uncertain tax positions, a $33 million tax indemnification receivable related to other tax payables, and a $94 million tax indemnification payable related to other tax receivables.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the spin-off of the Company’s former U.S. public sector business (the “USPS Separation”), the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, “Perspecta”). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $12 million tax indemnification receivable from Perspecta related to other tax receivables and a $1 million tax indemnification payable to Perspecta related to income tax and other tax payables.

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $486 million, inclusive of penalties and interest, which continues to accrue. In August 2025, the U.S. Tax Court held a trial on this matter, with additional testimony heard in October 2025. The proceedings have concluded, and a post-trial briefing schedule is pending.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $146 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $104 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’s motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $165 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $129 million, inclusive of penalties and interest, which continues to accrue. The IRS has filed a motion for summary judgment. A decision on the motion is pending.

As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, the above matters are not fully reserved and would result in incremental federal and state tax expense of approximately $560 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $641 million if we do not prevail. These amounts are net of an expected $78 million interest deduction tax benefit.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended September 30, 2025, the Company’s liability for uncertain tax positions decreased by $1 million (excluding interest and penalties and related tax attributes).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Stockholders’ Equity

Share Repurchase Program

During the first six months of fiscal 2026, the Company repurchased 8,593,166 shares under our Share Repurchase Program. There were no share repurchases during the first six months of fiscal 2025.

	Fiscal 2026
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	3,275,268	$15.27	$50
2nd Quarter	5,317,898	$14.10	75
Total	8,593,166	$14.55	$125

Accumulated Other Comprehensive Loss

The following table provides the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Other comprehensive income before reclassifications	(106)	(19)	—	(125)
Amounts reclassified from accumulated other comprehensive loss	—	8	(2)	6
Balance at September 30, 2025	$(1,054)	$(18)	$191	$(881)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive loss before reclassifications	82	(12)	—	70
Amounts reclassified from accumulated other comprehensive loss	—	1	(2)	(1)
Balance at September 30, 2024	$(857)	$(11)	$205	$(663)

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

The RSUs vest one-third ratably over a three-year period. In general, if the employees’ status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date, and any unvested shares and dividend equivalents are forfeited.

The Company also grants performance-based restricted stock units (“PSUs”), which generally vest at the end of a three-year period. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of DXC common stock and dividend equivalents shortly subsequent to the end of the performance period, subject to continued employment through the last day of the third fiscal year. DXC also issued PSU awards that are considered to have a market condition. Settlement of shares for these PSU awards will be made shortly subsequent to the end of the third fiscal year, subject to certain market conditions and continued employment through the last day of the third fiscal year.

The fair value of RSUs and PSUs is based on the Company’s common stock closing price on the grant date. For PSUs with a market-based condition, DXC uses a Monte Carlo simulation model to value the grants.

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	9,073,741	$22.23	201,017	$26.63
Granted	10,239,688	$16.20	170,500	$13.23
Settled	(2,560,858)	$25.33	(121,282)	$20.64
Canceled/Forfeited	(2,071,705)	$23.72	—	$—
Outstanding as of September 30, 2025	14,680,866	$17.27	250,235	$20.41

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total share-based compensation cost	$24	$25	$46	$48
Related income tax benefit	$3	$4	$6	$7

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024
Cash paid for:
Interest	$102	$137
Taxes on income, net of refunds (1)	$145	$215

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$165	$72
Investing:
Capital expenditures in accounts payable and accrued expenses (3)	$508	$7
Capital expenditures through finance lease obligations	$4	$17
Assets acquired under long-term financing	$3	$—
Financing:
Shares repurchased but not settled in cash (4)	$2	$—
_____________

(1) Income tax refunds were $35 million and $33 million for the six months ended September 30, 2025 and September 30, 2024, respectively.
(2) Net of $406 million and $332 million in lease modifications and terminations during the first six months of fiscal 2026 and 2025, respectively.
(3) Accrued expenses includes both short-term and long-term liabilities.
(4) On August 16, 2022, the U.S. government enacted the IRA into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. In our cash flow statement we reflect the excise tax as a financing activity relating to the repurchase of common stock.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Segment Information

DXC has a matrix form of organization and is managed in several different and overlapping groupings including services, industries and geographic regions. As a result, and in accordance with accounting standards, operating segments are organized by the type of services provided. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) serve as our Chief Operating Decision Makers ("CODM") and are responsible for obtaining, reviewing, and managing the Company’s financial performance based on these segments.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Three Months Ended September 30, 2025
Revenues	$1,255	$1,586	$320	$3,161
Costs of services	(962)	(1,195)	(230)	(2,387)
Selling, general and administrative	(143)	(135)	(41)	(319)
Depreciation and amortization(1)	(24)	(158)	(25)	(207)
Other segment items(2)	19	24	4	47
Segment profit	$145	$122	$28	$295

Three Months Ended September 30, 2024
Revenues	$1,279	$1,656	$306	$3,241
Costs of services	(965)	(1,248)	(216)	(2,429)
Selling, general and administrative	(133)	(116)	(36)	(285)
Depreciation and amortization(1)	(22)	(193)	(21)	(236)
Other segment items(2)	16	21	4	41
Segment profit	$175	$120	$37	$332

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Six Months Ended September 30, 2025
Revenues	$2,501	$3,186	$633	$6,320
Costs of services	(1,938)	(2,407)	(448)	(4,793)
Selling, general and administrative	(306)	(285)	(85)	(676)
Depreciation and amortization(1)	(48)	(327)	(48)	(423)
Other segment items(2)	41	52	9	102
Segment profit	$250	$219	$61	$530

Six Months Ended September 30, 2024
Revenues	$2,560	$3,314	$603	$6,477
Costs of services	(1,981)	(2,517)	(425)	(4,923)
Selling, general and administrative	(270)	(238)	(64)	(572)
Depreciation and amortization(1)	(47)	(384)	(42)	(473)
Other segment items(2)	36	46	9	91
Segment profit	$298	$221	$81	$600

_____________

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total profit for reportable segments	$295	$332	$530	$600
Corporate expenses	(41)	(53)	(60)	(97)
Subtotal	$254	$279	$470	$503
Restructuring costs	(35)	(42)	(72)	(81)
Transaction, separation and integration-related costs	(1)	(15)	(2)	(22)
Amortization of acquired intangible assets	(88)	(89)	(175)	(176)
Merger related indemnification	—	—	(2)	—
Gains on dispositions	1	5	1	5
Gains (losses) on real estate and facility sales	7	(27)	7	(29)
Impairment losses	—	—	(14)	—
Interest income	46	51	92	102
Interest expense	(53)	(69)	(107)	(141)
Income before income tax	$131	$93	$198	$161
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 17 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of September 30, 2025 were as follows:

Fiscal year	Minimum Purchase Commitment(1)
(in millions)
Remainder of 2026	$160
2027	446
2028	437
2029	356
2030	326
Thereafter	457
Total	$2,182
_____________

(1) During the three months ended September 30, 2025, the Company entered into multi-year, third-party software agreements for software licenses and maintenance that are included in the table above. This resulted in increases to both assets and liabilities for the software licenses included in the agreements.

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

The State of California action had been stayed pending the outcome of the substantially similar federal action filed in the United States District Court for the Northern District of California. The federal action was dismissed with prejudice in December 2021. Thereafter, the state court lifted the stay and entered an order permitting additional briefing by the parties. In March 2022, Plaintiffs filed an amended complaint, which the Company moved to dismiss. In August 2022, the Court granted the Company’s motion to dismiss but permitted Plaintiffs to amend and refile their complaint. In September 2022, Plaintiffs filed a second amended complaint, which the Company moved to dismiss. In January 2023, the Court issued an order denying the Company’s motion to dismiss the second amended complaint. In March 2023, the Court entered a scheduling order setting a trial date for September 2025. The trial date has since been extended to May 2026. In May 2024, the Court entered an order granting Plaintiffs’ motion for class certification. In July 2024, notice was provided to potential class members.

In June 2025, the Company reached an agreement in principle to resolve all claims in the action. In October 2025, the parties executed a Stipulation of Settlement and submitted it to the Court for approval. A decision from the Court is pending. The Company’s share of the settlement will be funded by its insurance carriers.

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

We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements represent current expectations and beliefs, and no assurance can be given that the results, goals or plans described in such statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

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
•difficulty in understanding the changes to our business model by the investment community or industry analysts or our failure to meet our publicly announced financial guidance;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2026 and our financial condition as of September 30, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2026 and fiscal 2025. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Results of Operations for the Second Quarter and First Six Months of Fiscal 2026 and Fiscal 2025

Financial Highlights

Key metrics for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 as well as year to date cash flow comparisons are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.2 billion, down 2.5% year-over-year (down 4.2% on an organic basis);
•EBIT was $138 million, up 24.3% year-over-year with a corresponding margin of 4.4%. Adjusted EBIT was $254 million, down 9.0% year-over-year with a corresponding margin of 8.0%;
•Diluted earnings per share of $0.20, compared to $0.23 in the same period a year ago; adjusted diluted earnings per share of $0.84, compared to $0.93 in the same period a year ago;
•Year-to-date fiscal 2026 cash generated from operations was $595 million, less capital expenditures of $258 million, resulted in free cash flow of $337 million, compared to free cash flow of $93 million in the in the prior-year;
•Book-to-bill ratio (contract awards divided by quarterly revenue) of 0.85x, compared to 0.81x in the prior-year period.

Segment Highlights - Second Quarter Fiscal 2026

Consulting & Engineering Services

•    Revenue was $1,255 million, down 1.9% year-over-year (down 3.4% on an organic basis).
•    Segment profit was $145 million, down 17.1% year-over-year, with a corresponding margin of 11.6%.
•    Book-to-bill ratio of 0.92x, compared to 0.93x during the second quarter of fiscal 2025.

Global Infrastructure Services

•    Revenue was $1,586 million, down 4.2% year-over-year (down 6.3% on an organic basis).
•    Segment profit was $122 million, up 1.7% year-over-year, with a corresponding margin of 7.7%.
•    Book-to-bill ratio of 0.82x, compared to 0.76x during the second quarter of fiscal 2025.

Insurance Services

•    Revenue was $320 million, up 4.6% year-over-year (up 3.6% on an organic basis).
•    Segment profit was $28 million, down 24.3% year-over-year, with a corresponding margin of 8.8%.
•    Book-to-bill ratio of 0.68x, compared to 0.57x during the second quarter of fiscal 2025.

Segment Highlights - First Six Months Fiscal 2026

Consulting & Engineering Services

•    Revenue was $2,501 million, down 2.3% year-over-year (down 3.9% on an organic basis).
•    Segment profit was $250 million, down 16.1% year-over-year, with a corresponding margin of 10.0%.

Global Infrastructure Services

•    Revenue was $3,186 million, down 3.9% year-over-year (down 6.0% on an organic basis).
•    Segment profit was $219 million, down 0.9% year-over-year, with a corresponding margin of 6.9%.

Insurance Services

•    Revenue was $633 million, up 5.0% year-over-year (up 3.6% on an organic basis).
•    Segment profit was $61 million, down 24.7% year-over-year, with a corresponding margin of 9.6%.

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended		Percentage Change		Percentage of Revenue for the Three Months Ended
(in millions)	September 30, 2025	September 30, 2024	U.S. Dollars	Constant Currency(1)	September 30, 2025	September 30, 2024
Geographic Market
United States	$821	$889	(7.6)%	(7.6)%	26.0%	27.4%
United Kingdom	464	451	2.9%	(0.7)%	14.7%	13.9%
Other Europe	1,040	1,035	0.5%	(4.7)%	32.9%	31.9%
Australia	275	309	(11.0)%	(8.7)%	8.7%	9.5%
Other International	561	557	0.7%	0.7%	17.7%	17.2%
Total Revenues	$3,161	$3,241	(2.5)%	(4.4)%	100.0%	100.0%

Operating Segments
CES	$1,255	$1,279	(1.9)%	(3.8)%	39.7%	39.5%
GIS	1,586	1,656	(4.2)%	(6.3)%	50.2%	51.1%
Insurance	320	306	4.6%	3.6%	10.1%	9.4%
Total Revenues	$3,161	$3,241	(2.5)%	(4.4)%	100.0%	100.0%

	Six Months Ended		Percentage Change		Percentage of Revenue for the Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	U.S. Dollars	Constant Currency(1)	September 30, 2025	September 30, 2024
Geographic Market
United States	$1,649	$1,786	(7.7)%	(7.7)%	26.1%	27.6%
United Kingdom	944	899	5.0%	0.2%	14.9%	13.9%
Other Europe	2,078	2,065	0.6%	(4.3)%	32.9%	31.9%
Australia	534	608	(12.2)%	(9.9)%	8.4%	9.4%
Other International	1,115	1,119	(0.4)%	(0.4)%	17.6%	17.3%
Total Revenues	$6,320	$6,477	(2.4)%	(4.4)%	100.0%	100.0%

Operating Segments
CES	$2,501	$2,560	(2.3)%	(4.3)%	39.6%	39.5%
GIS	3,186	3,314	(3.9)%	(6.0)%	50.4%	51.2%
Insurance	633	603	5.0%	3.6%	10.0%	9.3%
Total Revenues	$6,320	$6,477	(2.4)%	(4.4)%	100.0%	100.0%
_____________

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the second quarter of fiscal 2026, our total revenue was $3.2 billion, a decrease of $80 million or 2.5%, compared to the same period a year ago. The decrease against the comparative period includes a 4.2% decline in organic revenue partially offset by a 1.9% favorable foreign currency exchange rate impact. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

For the first six months of fiscal 2026, our total revenue was $6.3 billion, a decrease of $157 million or 2.4%, as compared to the same period a year ago. The decrease against the comparative period includes a 4.3% decline in organic revenue partially offset by a 2.0% favorable foreign currency exchange rate impact.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Costs and Expenses

Our total costs and expenses are provided below:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2025	2024	Dollar	Percent	2025	2024	Dollar	Percent
Costs of services	$2,383	$2,427	$(44)	(1.8)%	$4,771	$4,953	$(182)	(3.7)%
Selling, general and administrative	366	353	13	3.7%	760	654	106	16.2%
Depreciation and amortization	295	329	(34)	(10.3)%	599	655	(56)	(8.5)%
Restructuring costs	35	42	(7)	(16.7)%	72	81	(9)	(11.1)%
Interest expense	53	69	(16)	(23.2)%	107	141	(34)	(24.1)%
Interest income	(46)	(51)	5	(9.8)%	(92)	(102)	10	(9.8)%
Other income, net	(56)	(21)	(35)	166.7%	(95)	(66)	(29)	43.9%
Total Costs and Expenses	$3,030	$3,148	$(118)	(3.7)%	$6,122	$6,316	$(194)	(3.1)%

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

COS was $2.4 billion for the second quarter of fiscal 2026, a decrease of $44 million (-1.8%) compared to the prior-year period. COS was $4.8 billion for the first six months of fiscal 2026, a decrease of $182 million (-3.7%) compared to the prior-year period. The decline in both periods was primarily driven by the alignment of business development expenses to selling, general and administrative expenses in support of the offering model, a decrease in costs from lower revenue levels, and a reduction in professional services and contractor-related expenses from our cost optimization initiatives, partially offset by an unfavorable foreign currency exchange rate impact. In connection with the Company’s new segment structure in fiscal 2026, certain costs for personnel in non-client facing positions are now included in selling, general and administrative expenses.

Gross margin (Revenues less COS as a percentage of revenue) was 24.6% and 24.5% for the second quarter and first six months of fiscal 2026, respectively, a decrease of 0.5% and an increase of 1.0% against the comparative periods.

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

SG&A was $366 million for the second quarter of fiscal 2026, an increase of $13 million (+3.7%) compared to the prior year period. SG&A was $760 million for the first six months of fiscal 2026, an increase of $106 million (+16.2%) compared to the prior-year period. The increase in both periods was primarily driven by higher expenses from the realignment of business development and other costs from COS as referenced above, certain investments in marketing and the Company’s information systems, a gain from a legal settlement in the second quarter of fiscal 2025, and an unfavorable foreign currency exchange rate impact, partially offset by lower levels of transaction, separation and integration-related (“TSI”) costs.

SG&A as a percentage of revenue was 11.6% and 12.0% for the second quarter and first six months of fiscal 2026, respectively, an increase of 0.7% and 1.9% against the comparative periods.

Depreciation and Amortization

Depreciation and amortization was $295 million for the second quarter of fiscal 2026, a decrease of $34 million (-10.3%) compared to the prior-year period. Depreciation expense decreased by $20 million due to lower average net property and equipment balances. Amortization expense decreased by $14 million due to lower transition and transformation contract cost balances and lower software amortization.

Depreciation and amortization was $599 million for the first six months of fiscal 2026, a decrease of $56 million (-8.5%) compared to the prior-year period. Depreciation expense decreased by $35 million due to lower average net property and equipment balances. Amortization expense decreased by $21 million due to lower transition and transformation contract cost balances and lower software amortization.

Restructuring Costs

During fiscal 2026, management approved global cost savings initiatives designed to better align our facility and data center requirements. During the second quarter and first six months of fiscal 2026, total restructuring costs recorded, net of reversals, were $35 million and $72 million, respectively, a decrease of $7 million (-16.7%) and $9 million (-11.1%), respectively, as compared to the prior-year periods.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $7 million and $15 million for the second quarter and first six months of fiscal 2026, respectively, a decrease of $11 million (-61.1%) and $24 million (-61.5%), as compared to the prior-year periods. The improvement in both periods was primarily from higher net interest income from our cash deposits and multi-currency notional pools.

Other Income, Net

Other income, net includes non-service cost components of net periodic pension income, pension and other post-retirement benefit (“OPEB”) actuarial and settlement (gains) losses, movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous (gains) and losses.

The components of Other income, net for the second quarters and first six months of fiscal 2026 and 2025 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
(in millions)	2025	2024	Dollar Change	2025	2024	Dollar Change
Non-service cost components of net periodic pension income	$(43)	$(40)	$(3)	$(86)	$(80)	$(6)
Foreign currency (gain) loss	(2)	—	(2)	(7)	1	(8)
Loss (gain) on real estate and facility sales	(7)	27	(34)	(7)	29	(36)
Other (gain) loss	(4)	(8)	4	5	(16)	21
Total	$(56)	$(21)	$(35)	$(95)	$(66)	$(29)
Other income, net, increased $35 million, compared to the second quarter of fiscal 2025, primarily due to:

•higher pension income (+$3 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•foreign currency impact (+$2 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•real estate and facility sales (+$34 million) - losses on real estate and facility sales in the comparative period; offset by gains on real estate and facility sales in the second quarter of fiscal 2026.
•other miscellaneous items (-$4 million) - primarily from a gain on the sale of a strategic investment in the second quarter of fiscal 2025.

Other income, net, increased $29 million, compared to the first six months of fiscal 2025, primarily due to:

•higher pension income (+$6 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•foreign currency impact (+$8 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•real estate and facility sales (+$36 million) - losses on real estate and facility sales in the comparative period; offset by gains on real estate and facility sales during the first six months of fiscal 2026.
•other miscellaneous items (-$21 million) - primarily from the $14 million impairment of goodwill in the first quarter of fiscal 2026 related to the change in operating segments and from a gain on the sale of a strategic investment in the second quarter of fiscal 2025.

Taxes

Our effective tax rate (“ETR”) was 69.5% and 51.6% for the three months ended September 30, 2025, and September 30, 2024, respectively, and 70.7% and 56.5% for the six months ended September 30, 2025, and September 30, 2024, respectively. For the three months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company's investment in a wholly owned subsidiary. For the six months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation. For the three months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities. For the six months ended September 30, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, an increase in interest receivables due from tax authorities, and a decrease in a deferred tax asset for stock based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We anticipate remitting less federal and state income taxes during fiscal year 2026 as a result of OBBBA.

Earnings Per Share

Diluted EPS for the second quarter and first six months of fiscal 2026 was $0.20 and $0.29, respectively, a decrease of $0.03 and $0.08 compared with the prior-year periods primarily due to lower net income attributable to DXC common stockholders, partially offset by a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for the second quarter of fiscal 2026 includes $0.16 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.41 per share of amortization of acquired intangible assets, $0.01 per share of merger related indemnification costs, $(0.04) per share of gains on real estate, facility sales, and dispositions, and $0.09 per share of tax adjustments.

Diluted EPS for the first six months of fiscal 2026 includes $0.31 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.77 per share of amortization of acquired intangible assets, $0.02 per share of merger related indemnification costs, $(0.04) per share of gains on real estate, facility sales, and dispositions, $0.06 per share of impairment losses, and $0.10 per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2025	2024	Dollar	Percent	2025	2024	Dollar	Percent
Income before income taxes	$131	$93	$38	40.9%	$198	$161	$37	23.0%
Non-GAAP income before income taxes	$247	$261	$(14)	(5.4)%	$455	$464	$(9)	(1.9)%
Net income	$40	$45	$(5)	(11.1)%	$58	$70	$(12)	(17.1)%
Adjusted EBIT	$254	$279	$(25)	(9.0)%	$470	$503	$(33)	(6.6)%

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
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of mergers and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$131	$35	$1	$88	$—	$(8)	$—	$247
Income tax expense	91	6	—	15	(2)	(1)	(16)	93
Net income	40	29	1	73	2	(7)	16	154
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$36	$29	$1	$73	$2	$(7)	$16	$150

Effective Tax Rate	69.5%							37.7%

Basic EPS from continuing operations	$0.20	$0.16	$0.01	$0.41	$0.01	$(0.04)	$0.09	$0.85
Diluted EPS from continuing operations	$0.20	$0.16	$0.01	$0.41	$0.01	$(0.04)	$0.09	$0.84

Weighted average common shares outstanding for:
Basic EPS	177.43	177.43	177.43	177.43	177.43	177.43	177.43	177.43
Diluted EPS	179.15	179.15	179.15	179.15	179.15	179.15	179.15	179.15

	Six Months Ended September 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$198	$72	$2	$175	$2	$(8)	$14	$—	$455
Income tax expense	140	15	—	35	(2)	(1)	4	(18)	173
Net income	58	57	2	140	4	(7)	10	18	282
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	—	—	6
Net income attributable to DXC common stockholders	$52	$57	$2	$140	$4	$(7)	$10	$18	$276

Effective Tax Rate	70.7%								38.0%

Basic EPS from continuing operations	$0.29	$0.32	$0.01	$0.78	$0.02	$(0.04)	$0.06	$0.10	$1.54
Diluted EPS from continuing operations	$0.29	$0.31	$0.01	$0.77	$0.02	$(0.04)	$0.06	$0.10	$1.52

Weighted average common shares outstanding for:
Basic EPS	179.26	179.26	179.26	179.26	179.26	179.26	179.26	179.26	179.26
Diluted EPS	181.76	181.76	181.76	181.76	181.76	181.76	181.76	181.76	181.76

	Three Months Ended September 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$93	$42	$15	$89	$—	$22	$—	$261
Income tax expense	48	9	3	20	5	7	(5)	87
Net income	45	33	12	69	(5)	15	5	174
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	—	3
Net income attributable to DXC common stockholders	$42	$33	$12	$69	$(5)	$15	$5	$171

Effective Tax Rate	51.6%							33.3%

Basic EPS	$0.23	$0.18	$0.07	$0.38	$(0.03)	$0.08	$0.03	$0.95
Diluted EPS	$0.23	$0.18	$0.07	$0.38	$(0.03)	$0.08	$0.03	$0.93

Weighted average common shares outstanding for:
Basic EPS	180.93	180.93	180.93	180.93	180.93	180.93	180.93	180.93
Diluted EPS	183.88	183.88	183.88	183.88	183.88	183.88	183.88	183.88

	Six Months Ended September 30, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$161	$81	$22	$176	$—	$24	$—	$464
Income tax expense	91	16	4	35	5	8	(5)	154
Net income	70	65	18	141	(5)	16	5	310
Less: net income attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$68	$65	$18	$141	$(5)	$16	$5	$308

Effective Tax Rate	56.5%							33.2%

Basic EPS	$0.38	$0.36	$0.10	$0.78	$(0.03)	$0.09	$0.03	$1.71
Diluted EPS	$0.37	$0.35	$0.10	$0.77	$(0.03)	$0.09	$0.03	$1.67

Weighted average common shares outstanding for:
Basic EPS	180.30	180.30	180.30	180.30	180.30	180.30	180.30	180.30
Diluted EPS	184.01	184.01	184.01	184.01	184.01	184.01	184.01	184.01

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue growth	(2.5)%	(5.7)%	(2.4)%	(5.9)%
Foreign currency	(1.9)%	—%	(2.0)%	0.7%
Acquisitions and Divestitures	0.2%	0.1%	0.1%	0.2%
Organic revenue growth	(4.2)%	(5.6)%	(4.3)%	(5.0)%

CES revenue growth	(1.9)%	(3.3)%	(2.3)%	(3.1)%
Foreign currency	(1.9)%	(0.1)%	(2.0)%	0.7%
Acquisitions and Divestitures	0.4%	—%	0.4%	0.2%
CES organic revenue growth	(3.4)%	(3.4)%	(3.9)%	(2.2)%

GIS revenue growth	(4.2)%	(9.2)%	(3.9)%	(9.7)%
Foreign currency	(2.1)%	0.1%	(2.1)%	0.7%
Acquisitions and Divestitures	—%	0.1%	—%	0.2%
GIS organic revenue growth	(6.3)%	(9.0)%	(6.0)%	(8.8)%

Insurance revenue growth	4.6%	5.5%	5.0%	5.4%
Foreign currency	(1.0)%	(0.2)%	(1.4)%	0.4%
Acquisitions and Divestitures	—%	—%	—%	—%
Insurance organic revenue growth	3.6%	5.3%	3.6%	5.8%

Reconciliations of segment profit and adjusted EBIT to net income are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total profit for reportable segments	$295	$332	$530	$600
Corporate expenses	(41)	(53)	(60)	(97)
Adjusted EBIT	254	279	470	503
Restructuring costs	(35)	(42)	(72)	(81)
Transaction, separation and integration-related costs	(1)	(15)	(2)	(22)
Amortization of acquired intangible assets	(88)	(89)	(175)	(176)
Merger related indemnification	—	—	(2)	—
Gains on dispositions	1	5	1	5
Gains (losses) on real estate and facility sales	7	(27)	7	(29)
Impairment losses	—	—	(14)	—
EBIT	138	111	213	200
Interest income	46	51	92	102
Interest expense	(53)	(69)	(107)	(141)
Income before income tax	131	93	198	161
Income tax expense	(91)	(48)	(140)	(91)
Net income	$40	$45	$58	$70

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2025, our cash and cash equivalents (“cash”) were $1.9 billion, of which $1.1 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2025	September 30, 2024	Change
Net cash provided by (used in):
Operating activities	$595	$433	$162
Investing activities	(222)	(258)	36
Financing activities	(246)	(189)	(57)
Effect of exchange rate changes on cash and cash equivalents	(35)	38	(73)
Cash classified within current assets held for sale	—	(3)	3
Net increase in cash and cash equivalents	$92	$21	$71

Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at the end of period	$1,888	$1,245

Operating cash flow

Net cash provided by operating activities was $595 million and $433 million, respectively, during the first six months of fiscal 2026 and fiscal 2025, reflecting a year-over year increase of $162 million. The increase in operating cash flows compared with the prior-year period was primarily from:

•a $197 million favorable change in working capital, largely driven by improvements in our cash conversion cycle; partially offset by
•a $35 million decrease in net income, net of adjustments.

The following table contains certain key working capital metrics:

	Three Months Ended
	September 30, 2025	September 30, 2024
Days of sales outstanding in accounts receivable	66	71
Days of purchases outstanding in accounts payable	(57)	(56)
Cash conversion cycle	9	15

Investing cash flow

Net cash used in investing activities was $222 million and $258 million, respectively, during the first six months of fiscal 2026 and fiscal 2025, reflecting a year-over-year decline of $36 million. The decline in investing cash flows compared with the prior-year period was primarily from:

•a reduction of $82 million in capital expenditures; partially offset by
•a $47 million decline in proceeds from sales of assets.

Financing cash flow

Net cash used in financing activities was $246 million and $189 million, respectively, during the first six months of fiscal 2026 and fiscal 2025, reflecting a year-over-year increase of $57 million. The increase in financing cash flows compared with the prior-year period was primarily from:

•a $117 million increase in cash used for share repurchases and related tax payments on net share settlements; partially offset by
•a $58 million reduction in payments on capital leases and asset financing arrangements, as the Company continues reducing the volume of these financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2025	March 31, 2025	Change
Short-term debt and current maturities of long-term debt	$1,612	$880	$732
Long-term debt, net of current maturities	2,370	2,996	(626)
Total debt	$3,982	$3,876	$106

The $106 million increase in total debt during the first six months of fiscal 2026 was primarily attributable to an unfavorable foreign currency exchange rate of U.S. dollar against the Euro, partially offset by decreases in finance leases and borrowings for asset financing attributable to payments exceeding minimal additions.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2025.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB-	F3	Stable
Moody’s	Baa2	P-2	Negative
S&P	BBB-	-	Stable

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

Our total liquidity of $5.1 billion as of September 30, 2025, includes $1.9 billion of cash and cash equivalents and $3.2 billion of available borrowings under our revolving credit facility. On October 23, 2025, the Company amended its revolving credit facility, extending the maturity date to November 1, 2030 and reducing the total available borrowings to $3.0 billion as a result of rationalizing its bank group. The Company believes this revised facility continues to provide ample financial flexibility to support our operating and strategic objectives.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets and loss accruals for contingencies and litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended September 30, 2025, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 17 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2025 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2025, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	1,160,582	$14.81	1,160,582	$524,684,452
August 1, 2025 to August 31, 2025	2,088,156	$13.70	2,088,156	$496,084,464
September 1, 2025 to September 30, 2025	2,069,160	$14.12	2,069,160	$466,871,937

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of September 30, 2025, approximately $467 million worth of shares remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Eighteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2025, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.8 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (filed August 1, 2025) (file no. 001-38033))

10.2*^
Nineteenth Amendment to the Receivables Purchase Agreement dated as of September 22, 2025, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

10.3*
Second Amendment dated October 23, 2025, to that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent

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

DXC TECHNOLOGY COMPANY

Dated:	October 30, 2025	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer