Form 10-Q
period 2025-12-31
DXC Technology Co
filed 2026-01-30
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
       ☐ Yes  ☒   No

169,759,963 shares of common stock, par value $0.01 per share, were outstanding on January 20, 2026.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2025 and December 31, 2024 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2025 and December 31, 2024 (unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2025 and December 31, 2024 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2025 and December 31, 2024 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Divestitures	11
Note 3–Earnings Per Share	11
Note 4–Receivables	12
Note 5–Leases	12
Note 6–Derivative Instruments	15
Note 7–Intangible Assets	17
Note 8–Goodwill	17
Note 9–Debt	19
Note 10–Revenue	20
Note 11–Restructuring Costs	21
Note 12–Pension and Other Benefit Plans	22
Note 13–Income Taxes	22
Note 14–Stockholders’ Equity	25
Note 15–Stock Incentive Plans	26
Note 16–Cash Flows	27
Note 17–Segment Information	28
Note 18–Commitments and Contingencies	31

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Revenues	$3,194	$3,225	$9,514	$9,702

Costs of services (excludes depreciation and amortization and restructuring costs)	2,435	2,416	7,206	7,369
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	309	335	1,069	989
Depreciation and amortization	283	320	882	975
Restructuring costs	20	43	92	124
Interest expense	54	66	161	207
Interest income	(46)	(51)	(138)	(153)
Gain on disposition of businesses	—	(7)	—	(7)
Other income, net	(32)	(28)	(127)	(94)
Total costs and expenses	3,023	3,094	9,145	9,410

Income before income taxes	171	131	369	292
Income tax expense	61	68	201	159
Net income	110	63	168	133
Less: net income attributable to non-controlling interest, net of tax	3	6	9	8
Net income attributable to DXC common stockholders	$107	$57	$159	$125

Income per common share:
Basic	$0.62	$0.31	$0.90	$0.69
Diluted	$0.61	$0.31	$0.88	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income	$110	$63	$168	$133
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	9	(59)	(98)	23
Cash flow hedges adjustments, net of tax (2)	3	4	(8)	(7)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	(1)	(1)	(3)	(3)
Pension and other post-retirement benefit plans, net of tax	(1)	(1)	(3)	(3)
Other comprehensive income (loss), net of taxes	11	(56)	(109)	13
Comprehensive income	121	7	59	146
Less: comprehensive income attributable to non-controlling interest	3	5	8	7
Comprehensive income attributable to DXC common stockholders	$118	$2	$51	$139
_______________

(1) Tax (benefit) expense related to foreign currency translation adjustments was $0 and $(15) for the three and nine months ended December 31, 2025, respectively, and $13 and $7 for the three and nine months ended December 31, 2024, respectively.
(2) Tax expense (benefit) related to cash flow hedges adjustments was $1 and $(3) for the three and nine months ended December 31, 2025, respectively, and $1 and $(2) for the three and nine months ended December 31, 2024, respectively.
(3) Tax benefit related to amortization of prior service costs was $1 and $1 for the three and nine months ended December 31, 2025, respectively, and $0 and $1 for the three and nine months ended December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,731	$1,796
Receivables and contract assets, net of allowance of $24 and $32	2,908	2,972
Prepaid expenses	518	477
Other current assets	113	118
Total current assets	5,270	5,363
Intangible assets, net of accumulated amortization of $6,158 and $6,241	1,767	1,642
Operating right-of-use assets, net	667	635
Goodwill	530	526
Deferred income taxes, net	783	819
Property and equipment, net of accumulated depreciation of $3,362 and $3,409	1,165	1,253
Other assets	2,995	2,967
Total Assets	$13,177	$13,205
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	532	880
Accounts payable	582	549
Accrued payroll and related costs	543	571
Current operating lease liabilities	233	227
Accrued expenses and other current liabilities	1,295	1,358
Deferred revenue and advance contract payments	724	762
Income taxes payable	—	64
Total current liabilities	3,909	4,411
Long-term debt, net of current maturities	3,092	2,996
Non-current deferred revenue	571	635
Non-current operating lease liabilities	466	444
Non-current income tax liabilities and deferred tax liabilities	500	495
Other long-term liabilities	1,226	734
Total Liabilities	9,764	9,715
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of December 31, 2025 and March 31, 2025	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 176,466,937 issued as of December 31, 2025 and 186,856,421 issued as of March 31, 2025	1	2
Additional paid-in capital	7,193	7,677
Accumulated deficit	(2,931)	(3,451)
Accumulated other comprehensive loss	(870)	(762)
Treasury stock, at cost, 6,429,925 and 5,653,666 shares as of December 31, 2025 and March 31, 2025	(248)	(237)
Total DXC stockholders’ equity	3,145	3,229
Non-controlling interest in subsidiaries	268	261
Total Equity	3,413	3,490
Total Liabilities and Equity	$13,177	$13,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$168	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899	995
Goodwill impairment losses	14	—
Operating right-of-use expense	229	235
Pension & other post-employment benefits, actuarial & settlement losses	11	—
Share-based compensation	69	59
Deferred taxes	65	(182)
(Gain) loss on dispositions	(3)	30
Provision for losses on accounts receivable	6	9
Unrealized foreign currency exchange (gain) loss	(54)	33
Impairment losses and contract write-offs	4	25
Other non-cash charges, net	(8)	3
Changes in assets and liabilities:
Decrease in assets	260	334
Decrease in operating lease liability	(229)	(235)
Decrease in other liabilities	(422)	(356)
Net cash provided by operating activities	1,009	1,083

Cash flows from investing activities:
Purchases of property and equipment	(142)	(171)
Payments for transition and transformation contract costs	(85)	(106)
Software purchased and developed	(179)	(230)
Business dispositions	—	26
Proceeds from sale of assets	26	126
Other investing activities, net	15	12
Net cash used in investing activities	(365)	(343)

Cash flows from financing activities:
Borrowings of commercial paper	—	367
Repayments of commercial paper	—	(369)
Principal payments on long-term debt	(1,062)	—
Payments on finance leases and borrowings for asset financing	(154)	(242)
Proceeds from bond issuance	747	—
Taxes paid related to net share settlements of share-based compensation awards	(13)	(18)
Repurchase of common stock	(188)	(14)
Other financing activities, net	(4)	19
Net cash used in financing activities	(674)	(257)
Effect of exchange rate changes on cash and cash equivalents	(35)	16
Net (decrease) increase in cash and cash equivalents	(65)	499
Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at end of period	$1,731	$1,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended December 31, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2025	180,921	$2	$7,360	$(3,162)	$(881)	$(248)	$3,071	$265	$3,336
Net Income				107			107	3	110
Other comprehensive loss					11		11		11
Share-based compensation expense			23				23		23
Share repurchase program(2)	(4,494)	(1)	(189)	124			(66)		(66)
Stock option exercises and other common stock transactions	40						—		—
Non-controlling interest distributions and other			(1)				(1)		(1)
Balance at December 31, 2025	176,467	$1	$7,193	$(2,931)	$(870)	$(248)	$3,145	$268	$3,413

	Three Months Ended December 31, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at September 30, 2024	186,521	$2	$7,647	$(3,771)	$(663)	$(234)	$2,981	$255	$3,236
Net income				57			57	6	63
Other comprehensive income					(55)		(55)	(1)	(56)
Share-based compensation expense			11				11		11
Acquisition of treasury stock						(1)	(1)		(1)
Stock option exercises and other common stock transactions	89						—		—
Non-controlling interest distributions and other			$(1)	(1)	$(1)		(3)	$2	(1)
Balance at December 31, 2024	186,610	$2	$7,657	$(3,715)	$(719)	$(235)	$2,990	$262	$3,252

	Nine Months Ended December 31, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				159			159	9	168
Other comprehensive income					(108)		(108)	(1)	(109)
Share-based compensation expense			69				69		69
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program(2)	(13,087)	(1)	(552)	361			(192)		(192)
Stock option exercises and other common stock transactions	2,698						—		—
Non-controlling interest distributions and other			(1)				(1)	(1)	(2)
Balance at December 31, 2025	176,467	$1	$7,193	$(2,931)	$(870)	$(248)	$3,145	$268	$3,413

	Nine Months Ended December 31, 2024
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				125			125	8	133
Other comprehensive income					14		14	(1)	13
Share-based compensation expense			59				59		59
Acquisition of treasury stock						(16)	(16)		(16)
Stock option exercises and other common stock transactions	3,179						—		—
Non-controlling interest distributions and other			(1)	(1)	(1)		(3)		(3)
Balance at December 31, 2024	186,610	$2	$7,657	$(3,715)	$(719)	$(235)	$2,990	$262	$3,252
_______________

(1) 6,429,925 treasury shares as of December 31, 2025.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Summary of Significant Accounting Policies

Business

DXC Technology Company (“DXC,” the “Company,” “we,” “us,” or “our”) is a leading enterprise technology and innovation partner delivering software, services, and solutions to global enterprises and public sector organizations — helping them harness AI to drive outcomes at a time of exponential change with speed. With deep expertise in Managed Infrastructure Services, Application Modernization, and Industry-Specific Software Solutions, DXC modernizes, secures, and operates some of the world’s most complex technology estates.

New Segment Structure

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments that align with how management assesses performance of the business and allocates resources: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Services ("Insurance"). See Note 17 - "Segment Information" for more information. Descriptions for each segment are provided below:

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
The Company will include the expanded income tax disclosures in its Consolidated Financial Statements for the fiscal year ended March 31, 2026, applied on a prospective basis. Otherwise, adoption of this ASU will not impact the consolidated financial statements.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Divestitures

During the first nine months of fiscal 2025, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in millions, except per-share amounts)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income attributable to DXC common stockholders:	$107	$57	$159	$125

Common share information:
Weighted average common shares outstanding for basic EPS	173.13	181.02	177.21	180.54
Dilutive effect of stock options and equity awards	2.62	3.75	2.95	4.11
Weighted average common shares outstanding for diluted EPS	175.75	184.77	180.16	184.65

Earnings per share:
Basic	$0.62	$0.31	$0.90	$0.69
Diluted	$0.61	$0.31	$0.88	$0.68

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Stock Options	274,899	899,937	318,893	911,471
Restricted Stock Units	476,222	224,415	926,928	1,524,055
Performance Stock Units	39,939	6,982	12,659	113,051

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	December 31, 2025	December 31, 2024
Beginning balance	$32	$35
Provisions for losses on accounts receivable	6	9
Other adjustments to allowance and write-offs	(14)	(7)
Ending balance	$24	$37

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

As of December 31, 2025, the total availability under the Receivables Facility was $394 million and the amount sold to the Purchasers was $400 million, which was derecognized from the Company’s balance sheet. As of December 31, 2025, the Company recorded a $6 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Operating lease cost	$76	$75	$229	$235
Short-term lease cost	3	7	11	19
Variable lease cost	18	12	52	38
Sublease income	(3)	(4)	(10)	(14)
Total operating costs	$94	$90	$282	$278

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$229	$235
ROU assets obtained in exchange for operating lease liabilities(1)	$228	$180
_______________

(1) Net of $459 million and $528 million in lease modifications and terminations during the first nine months of fiscal 2026 and 2025, respectively. See Note 16 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2025	March 31, 2025
ROU operating lease assets	Operating right-of-use assets, net	$667	$635

Operating lease liabilities	Current operating lease liabilities	$233	$227
Operating lease liabilities	Non-current operating lease liabilities	466	444
Total operating lease liabilities		$699	$671

The weighted-average operating lease term was 3.6 years and 3.8 years as of December 31, 2025 and March 31, 2025, respectively. The weighted-average operating lease discount rate was 4.7% and 4.9% as of December 31, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of December 31, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Operating lease payments	$74	$242	$203	$139	$44	$53	$755
Less: imputed interest							(56)
Total operating lease liabilities							$699

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Amortization of right-of-use assets	$11	$17	$39	$66
Interest on lease liabilities	2	4	8	11
Total finance lease expense	$13	$21	$47	$77

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024
Interest paid for finance lease liabilities – Operating cash flows	$8	$11
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	109	159
Total cash paid in the measurement of finance lease obligations	$117	$170

Capital expenditures through finance lease obligations(1)	$6	$20
_______________

(1) See Note 16 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2025	March 31, 2025
ROU finance lease assets	Property and Equipment, net	$94	$145

Finance lease	Short-term debt and current maturities of long-term debt	$99	$123
Finance lease	Long-term debt, net of current maturities	98	155
Total finance lease liabilities(1)		$197	$278
_______________

(1) See Note 9 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.4 years and 2.7 years as of December 31, 2025 and March 31, 2025, respectively. The weighted-average finance lease discount rate was 5.8% and 5.6% as of December 31, 2025 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of December 31, 2025:

	Fiscal Year
(in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Finance lease payments	$30	$99	$55	$22	$3	$4	$213
Less: imputed interest							(16)
Total finance lease liabilities							$197

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of December 31, 2025 and March 31, 2025 were $307 million and $668 million, respectively. As of December 31, 2025, the related forecasted transactions extend through December 2026.

During the three and nine months ended December 31, 2025 and December 31, 2024, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 14 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of December 31, 2025, $18 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of December 31, 2025 and March 31, 2025 were $1.1 billion and $1.9 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Foreign currency remeasurement (1)	$8	$48	$(50)	$29
Undesignated foreign currency forward contracts (2)	(8)	(49)	43	(29)
Total - Foreign currency (gain) loss	$—	$(1)	$(7)	$—
_______________

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of December 31, 2025, there were two counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $1 million.

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

Non-Derivative Financial Instruments Designated for Hedge Accounting

The Company applies hedge accounting for foreign currency-denominated intercompany debt used to manage foreign currency exposures on its net investments in certain non-U.S. operations. To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged.

Net Investment Hedges

DXC seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations with foreign currency-denominated intercompany debt. For foreign currency-denominated intercompany debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income (loss) when such net investments are sold or substantially liquidated.

As of December 31, 2025, DXC had $244 million of foreign currency-denominated intercompany debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended December 31, 2025, the pre-tax loss on foreign currency-denominated intercompany debt designated for hedge accounting recognized in other comprehensive income was immaterial.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2025			As of March 31, 2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,671	$2,737	$934	$3,713	$3,166	$547
Customer related intangible assets	3,964	3,256	708	3,886	2,933	953
Other intangible assets	290	165	125	284	142	142
Total intangible assets	$7,925	$6,158	$1,767	$7,883	$6,241	$1,642

The components of amortization expense were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Intangible asset amortization	$170	$182	$530	$548
Transition and transformation contract cost amortization(1)	43	51	129	152
Total amortization expense	$213	$233	$659	$700

_______________

(1)Transition and transformation contract costs are included within other assets on the balance sheets.

Estimated future amortization related to intangible assets as of December 31, 2025 is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$165
2027	584
2028	332
2029	230
2030	186
Thereafter	270
Total	$1,767

Note 8 – Goodwill

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure that includes three operating and reportable segments: 1) CES, 2) GIS, and 3) Insurance. These segments align with how management assesses performance of the business and allocates resources. See Note 17 - "Segment Information" for more information. The change to the Company’s operating segments resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes the changes in the carrying amount of goodwill, by segment, as of December 31, 2025.

(in millions)	Global Business Solutions	Consulting & Engineering Services	Global Infrastructure Services	Insurance Services	Total
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526
Reallocation of goodwill	$(526)	$367	$14	$145	$—
Impairment losses(1)		—	(14)	—	(14)
Foreign currency translation(2)		13	—	5	18
Balance as of December 31, 2025, net	$—	$380	$—	$150	$530

Goodwill, gross		3,599	5,080	1,421	10,100
Accumulated impairment losses		$(3,219)	$(5,080)	$(1,271)	$(9,570)
Balance as of December 31, 2025, net		$380	$—	$150	$530
_______________

(1) Impairment losses are included within Other income, net on the statements of operations.
(2)The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	December 31, 2025(1)	March 31, 2025(1)
Short-term debt and current maturities of long-term debt
€650 million Senior notes	1.75%	2026	$—	$702
$700 million Senior notes	1.80%	2027	399	—
Current maturities of finance lease liabilities	0.53% - 14.59%	2026 - 2027	99	123
Current maturities of long-term debt	Various	2026 - 2027	34	55
Short-term debt and current maturities of long-term debt			$532	$880

Long-term debt, net of current maturities

$700 million Senior notes	1.80%	2027	—	698
€750 million Senior notes	0.45%	2028	879	808
$650 million Senior notes	2.375%	2029	648	647
€650 million Senior notes	4.25%	2031	744	—
€600 million Senior notes	0.95%	2032	700	644
Finance lease liabilities	0.53% - 14.59%	2027 - 2035	98	155
Borrowings for assets acquired under long-term financing	0.00% - 7.55%	2027 - 2029	8	28
Other borrowings	Various	2027 - 2035	15	16
Long-term debt, net of current maturities			3,092	2,996

Total debt			$3,624	$3,876
_______________

(1)The carrying amounts of the senior notes as of December 31, 2025 and March 31, 2025, include the remaining principal outstanding of $3,399 million and $3,510 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $28 million and $11 million, respectively.

Senior Notes

During the third quarter of fiscal 2026, the Company issued €650 million aggregate principal amount of 4.25% senior notes due fiscal 2031. The net proceeds from the issuance were used to repay in full the Company’s €650 million senior notes due fiscal 2026. In addition, the Company redeemed $300 million aggregate principal amount of its $700 million senior notes due fiscal 2027.

Fair Value of Debt

The estimated fair value of the Company’s senior notes was $3.2 billion and $3.3 billion as of December 31, 2025 and March 31, 2025, compared with carrying value of $3.4 billion and $3.5 billion as of December 31, 2025 and March 31, 2025, respectively. Senior notes are classified as Level 2 within the fair value hierarchy.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
United States	$805	$902	$2,454	$2,688
United Kingdom	451	441	1,395	1,340
Other Europe	1,094	1,041	3,172	3,106
Australia	278	286	812	894
Other International	566	555	1,681	1,674
Total Revenues	$3,194	$3,225	$9,514	$9,702

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 17 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of December 31, 2025, approximately $16.4 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 14% of these remaining performance obligations in fiscal 2026, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	December 31, 2025	March 31, 2025
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,920	$2,041
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$368	$338
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,295	$1,397

Change in contract liabilities were as follows:

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024
Balance, beginning of period	$1,397	$1,537
Deferred revenue	1,322	1,221
Recognition of deferred revenue	(1,423)	(1,289)
Currency translation adjustment	52	(28)
Other	(53)	(100)
Balance, end of period	$1,295	$1,341

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Restructuring Costs

The composition of restructuring liabilities by financial statement line item is as follows:

	As of
(in millions)	December 31, 2025	March 31, 2025
Accrued expenses and other current liabilities	$24	$33
Other long-term liabilities	5	6
Total	$29	$39

Summary of Restructuring Plans

Fiscal 2026 Plan

During fiscal 2026, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2026 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2025	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of December 31, 2025
Fiscal 2026 Plan
Workforce Reductions	$—	$64	$—	$(51)	$—	$13
Facilities Costs	—	2	(1)	—	(1)	—
	—	66	(1)	(51)	(1)	13
Fiscal 2025 Plan
Workforce Reductions	$26	$4	$—	$(23)	$1	$8
Facilities Costs	—	18	(1)	(17)	—	—
	26	22	(1)	(40)	1	8
Other Prior Year and Acquired Plans
Workforce Reductions	$12	$(1)	$—	$(5)	$1	$7
Facilities Costs	1	5	(3)	(3)	1	1
	13	4	(3)	(8)	2	8
Total	$39	$92	$(5)	$(99)	$2	$29
_______________

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Restructuring costs for the nine months ended December 31, 2025 includes $6 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Service cost	$12	$13	$38	$39
Interest cost	75	75	226	225
Expected return on assets	(116)	(113)	(351)	(341)
Amortization of prior service costs	(1)	(2)	(3)	(4)
Subtotal	(30)	(27)	(90)	(81)
Settlement/curtailment gain	(4)	—	(4)	—
Recognition of actuarial loss	15	—	15	—
Net periodic pension income	$(19)	$(27)	$(79)	$(81)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in other income, net.

In November 2025, the Government of India consolidated multiple labor statutes into a unified framework. Certain provisions of this framework revised the definition of wages used in determining employee benefit obligations. During the third quarter of fiscal 2026, the Company evaluated the impact of these changes and recognized an increase of approximately $15 million in its projected benefit obligations in India. In accordance with the Company’s accounting policy to recognize actuarial gains and losses immediately through a mark-to-market adjustment, a non-cash charge of $15 million was recorded in Other income, net, during the period.

Note 13 – Income Taxes

The Company’s effective tax rate (“ETR”) was 35.7% and 51.9% for the three months ended December 31, 2025, and December 31, 2024, respectively, and 54.5% and 54.5% for the nine months ended December 31, 2025, and December 31, 2024, respectively. For the three months ended December 31, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and tax benefits resulting from the expiration of the statute of limitations relating to uncertain tax positions. For the nine months ended December 31, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation. For the three months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities.

As of December 31, 2025, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and a deferred tax liability of $28 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $495 million, inclusive of penalties and interest, which continues to accrue. The U.S. Tax Court held a trial on this matter in two sessions in August and October 2025. Post-trial briefing is scheduled to conclude in April 2026.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $146 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $107 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’s motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $165 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $131 million, inclusive of penalties and interest, which continues to accrue. The IRS has filed a motion for summary judgment. A decision on the motion is pending.

As we believe we will ultimately prevail on the technical merits of the disagreed items and are challenging them in the U.S. Tax Court, the above matters are not fully reserved and would result in incremental federal and state tax expense of approximately $569 million (including estimated interest and penalties) for the unreserved portion of these items and cash tax payments of approximately $652 million if we do not prevail. These amounts are net of an expected $81 million interest deduction tax benefit.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended December 31, 2025, the Company’s liability for uncertain tax positions decreased by $13 million (excluding interest and penalties and related tax attributes) primarily due to the expiration of the statute of limitations.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 14 – Stockholders’ Equity

Share Repurchase Program

During the first nine months of fiscal 2026, the Company repurchased 13,087,310 shares under our Share Repurchase Program. There were no share repurchases during the first nine months of fiscal 2025.

	Fiscal 2026
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	3,275,268	$15.27	$50
2nd Quarter	5,317,898	$14.10	75
3rd Quarter	4,494,144	$14.46	65
Total	13,087,310	$14.52	$190

Accumulated Other Comprehensive Loss

The following table provides the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Other comprehensive income before reclassifications	(97)	(22)	—	(119)
Amounts reclassified from accumulated other comprehensive loss	—	14	(3)	11
Balance at December 31, 2025	$(1,045)	$(15)	$190	$(870)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Other comprehensive loss before reclassifications	23	(8)	—	15
Amounts reclassified from accumulated other comprehensive loss	—	1	(3)	(2)
Balance at December 31, 2024	$(916)	$(7)	$204	$(719)

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2025	9,073,741	$22.23	201,017	$26.63
Granted	10,334,552	$16.19	170,500	$13.23
Settled	(2,604,727)	$25.39	(121,282)	$20.64
Canceled/Forfeited	(2,372,655)	$22.86	—	$—
Outstanding as of December 31, 2025	14,430,911	$17.23	250,235	$20.41

Share-Based Compensation

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Total share-based compensation cost	$23	$11	$69	$59
Related income tax benefit	$3	$3	$9	$10

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 16 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024
Cash paid for:
Interest	$153	$189
Taxes on income, net of refunds (1)	$201	$305

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$228	$180
Investing:
Capital expenditures in accounts payable and accrued expenses (3)	$493	$13
Capital expenditures through finance lease obligations	$6	$20
Assets acquired under long-term financing	$3	$—
Financing:
Shares repurchased but not settled in cash (4)	$4	$—
_______________

(1) Income tax refunds were $47 million and $36 million for the nine months ended December 31, 2025 and December 31, 2024, respectively.
(2) Net of $459 million and $528 million in lease modifications and terminations during the nine months ended December 31, 2025 and December 31, 2024, respectively.
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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Three Months Ended December 31, 2025
Revenues	$1,266	$1,607	$321	$3,194
Costs of services	(982)	(1,239)	(226)	(2,447)
Selling, general and administrative	(137)	(125)	(40)	(302)
Depreciation and amortization(1)	(20)	(151)	(24)	(195)
Other segment items(2)	17	21	4	42
Segment profit	$144	$113	$35	$292

Three Months Ended December 31, 2024
Revenues	$1,267	$1,651	$307	$3,225
Costs of services	(953)	(1,245)	(199)	(2,397)
Selling, general and administrative	(139)	(132)	(39)	(310)
Depreciation and amortization(1)	(28)	(184)	(22)	(234)
Other segment items(2)	17	22	3	42
Segment profit	$164	$112	$50	$326

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Nine Months Ended December 31, 2025
Revenues	$3,767	$4,793	$954	$9,514
Costs of services	(2,920)	(3,646)	(674)	(7,240)
Selling, general and administrative	(443)	(410)	(125)	(978)
Depreciation and amortization(1)	(68)	(478)	(72)	(618)
Other segment items(2)	58	73	13	144
Segment profit	$394	$332	$96	$822

Nine Months Ended December 31, 2024
Revenues	$3,827	$4,965	$910	$9,702
Costs of services	(2,934)	(3,762)	(624)	(7,320)
Selling, general and administrative	(409)	(370)	(103)	(882)
Depreciation and amortization(1)	(75)	(568)	(64)	(707)
Other segment items(2)	53	68	12	133
Segment profit	$462	$333	$131	$926
_______________

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Profit
Total profit for reportable segments	$292	$326	$822	$926
Corporate expenses	(29)	(40)	(89)	(137)
Subtotal	263	286	733	789
Restructuring costs	(20)	(43)	(92)	(124)
Transaction, separation and integration-related costs	—	(3)	(2)	(25)
Amortization of acquired intangible assets	(87)	(87)	(262)	(263)
Merger related indemnification	34	—	32	—
Gains on dispositions	—	8	1	13
(Losses) gains on real estate and facility sales	—	(3)	7	(32)
Impairment losses	—	(12)	(14)	(12)
Pension and OPEB actuarial and settlement losses	(11)	—	(11)	—
Interest income	46	51	138	153
Interest expense	(54)	(66)	(161)	(207)
Income before income taxes	$171	$131	$369	$292
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of December 31, 2025 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2026	$100
2027	501
2028	504
2029	387
2030	336
Thereafter	470
Total	$2,298

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

In June 2025, the Company reached an agreement in principle to resolve all claims in the action. In October 2025, the parties executed a Stipulation of Settlement and submitted it to the Court for approval. In December 2025, the Court entered an order granting preliminary approval of the settlement. Notice of the pending settlement has been sent to class members. A final approval hearing has been scheduled for June 2026. The Company’s share of the settlement has been funded by its insurance carriers.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 13 – “Income Taxes.”

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

In August 2024, TCS filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit. In April 2025, the Court of Appeals heard oral argument on the appeal. In November 2025, the Court of Appeals issued an order affirming the monetary award to the Company. The Court vacated the injunction and remanded to the District Court for the issuance of a revised injunction with a narrower scope. In December 2025, TCS filed petitions with the Court of Appeals seeking panel rehearing and rehearing en banc. The Court denied both petitions. TCS’s deadline to petition the U.S. Supreme Court for review is March 2026. Proceedings in the District Court regarding a revised injunction are pending.

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

We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements representing our current expectations and beliefs, and no assurance can be given that the results, goals or plans described in such statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the third quarter and first nine months of fiscal 2026 and our financial condition as of December 31, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the third quarters and first nine months of fiscal 2026 and fiscal 2025. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

Background

DXC is a leading enterprise technology and innovation partner delivering software, services, and solutions to global enterprises and public sector organizations — helping them harness AI to drive outcomes at a time of exponential change with speed. With deep expertise in Managed Infrastructure Services, Application Modernization, and Industry-Specific Software Solutions, DXC modernizes, secures, and operates some of the world’s most complex technology estates.

Effective April 1, 2025 (fiscal year 2026), we began reporting our financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Services ("Insurance").

Results of Operations for the Third Quarter and First Nine Months of Fiscal 2026 and Fiscal 2025

Financial Highlights

Key metrics for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 as well as year to date cash flow comparisons are included below. We have presented organic revenue and diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.2 billion, down 1.0% year-over-year (down 4.3% on an organic basis);
•EBIT was $179 million up 22.6% year-over-year with a corresponding margin of 5.6%. Adjusted EBIT was $263 million, down 8.0% year-over-year with a corresponding margin of 8.2%;
•Diluted earnings per share of $0.61, compared to $0.31 in the same period a year ago; adjusted diluted earnings per share of $0.96, compared to $0.92 in the same period a year ago;
•Year-to-date fiscal 2026 cash generated from operations was $1,009 million, less capital expenditures of $406 million, resulted in free cash flow of $603 million, compared to free cash flow of $576 million in the in the prior-year;
•Book-to-bill ratio (contract awards divided by quarterly revenue) of 1.12x, compared to 1.33x in the prior-year period.

Segment Highlights - Third Quarter Fiscal 2026

Consulting & Engineering Services

•Revenue was $1,266 million, down 0.1% year-over-year (down 3.6% on an organic basis).
•Segment profit was $144 million, down 12.2% year-over-year, with a corresponding margin of 11.4%.
•Book-to-bill ratio of 1.20x, compared to 1.28x during the third quarter of fiscal 2025.

Global Infrastructure Services

•Revenue was $1,607 million, down 2.7% year-over-year (down 6.2% on an organic basis).
•Segment profit was $113 million, up 0.9% year-over-year, with a corresponding margin of 7.0%.
•Book-to-bill ratio of 1.09x, compared to 1.43x during the third quarter of fiscal 2025.

Insurance Services

•Revenue was $321 million, up 4.6% year-over-year (up 3.2% on an organic basis).
•Segment profit was $35 million, down 30.0% year-over-year, with a corresponding margin of 10.9%.
•Book-to-bill ratio of 0.93x, compared to 1.04x during the third quarter of fiscal 2025.

Segment Highlights - First Nine Months Fiscal 2026

Consulting & Engineering Services

•Revenue was $3,767 million, down 1.6% year-over-year (down 3.8% on an organic basis).
•Segment profit was $394 million, down 14.7% year-over-year, with a corresponding margin of 10.5%.

Global Infrastructure Services

•Revenue was $4,793 million, down 3.5% year-over-year (down 6.1% on an organic basis).
•Segment profit was $332 million, down 0.3% year-over-year, with a corresponding margin of 6.9%.

Insurance Services

•Revenue was $954 million, up 4.8% year-over-year (up 3.4% on an organic basis).
•Segment profit was $96 million, down 26.7% year-over-year, with a corresponding margin of 10.1%.

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended		Percentage Change		Percentage of Revenue for the Three Months Ended
(in millions)	December 31, 2025	December 31, 2024	U.S. Dollars	Constant Currency(1)	December 31, 2025	December 31, 2024
Geographic Market
United States	$805	$902	(10.8)%	(10.8)%	25.2%	28.0%
United Kingdom	451	441	2.3%	(1.6)%	14.1%	13.7%
Other Europe	1,094	1,041	5.1%	(2.8)%	34.3%	32.3%
Australia	278	286	(2.8)%	(3.5)%	8.7%	8.9%
Other International	566	555	2.0%	0.9%	17.7%	17.2%
Total Revenues	$3,194	$3,225	(1.0)%	(4.3)%	100.0%	100.0%

Operating Segments
CES	$1,266	$1,267	(0.1)%	(3.6)%	39.6%	39.3%
GIS	1,607	1,651	(2.7)%	(6.2)%	50.3%	51.2%
Insurance	321	307	4.6%	3.3%	10.1%	9.5%
Total Revenues	$3,194	$3,225	(1.0)%	(4.3)%	100.0%	100.0%

	Nine Months Ended		Percentage Change		Percentage of Revenue for the Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	U.S. Dollars	Constant Currency(1)	December 31, 2025	December 31, 2024
Geographic Market
United States	$2,454	$2,688	(8.7)%	(8.7)%	25.8%	27.7%
United Kingdom	1,395	1,340	4.1%	(0.4)%	14.7%	13.8%
Other Europe	3,172	3,106	2.1%	(3.8)%	33.3%	32.0%
Australia	812	894	(9.2)%	(7.8)%	8.5%	9.2%
Other International	1,681	1,674	0.4%	0.1%	17.7%	17.3%
Total Revenues	$9,514	$9,702	(1.9)%	(4.4)%	100.0%	100.0%

Operating Segments
CES	$3,767	$3,827	(1.6)%	(4.1)%	39.6%	39.4%
GIS	4,793	4,965	(3.5)%	(6.1)%	50.4%	51.2%
Insurance	954	910	4.8%	3.5%	10.0%	9.4%
Total Revenues	$9,514	$9,702	(1.9)%	(4.4)%	100.0%	100.0%
_______________

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the third quarter of fiscal 2026, our total revenue was $3.2 billion, a decrease of $31 million or 1.0%, compared to the same period a year ago. The decrease against the comparative period includes a 4.3% decline in organic revenue partially offset by a 3.3% favorable foreign currency exchange rate impact. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

For the first nine months of fiscal 2026, our total revenue was $9.5 billion, a decrease of $188 million or 1.9%, as compared to the same period a year ago. The decrease against the comparative period includes a 4.3% decline in organic revenue partially offset by a 2.5% favorable foreign currency exchange rate impact.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Costs and Expenses

Our total costs and expenses are provided below:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2025	2024	Dollar	Percent	2025	2024	Dollar	Percent
Costs of services	$2,435	$2,416	$19	0.8%	$7,206	$7,369	$(163)	(2.2)%
Selling, general and administrative	309	335	(26)	(7.8)%	1,069	989	80	8.1%
Depreciation and amortization	283	320	(37)	(11.6)%	882	975	(93)	(9.5)%
Restructuring costs	20	43	(23)	(53.5)%	92	124	(32)	(25.8)%
Interest expense	54	66	(12)	(18.2)%	161	207	(46)	(22.2)%
Interest income	(46)	(51)	5	(9.8)%	(138)	(153)	15	(9.8)%
Gain on disposition of businesses	—	(7)	7	(100.0)%	—	(7)	7	(100.0)%
Other income, net	(32)	(28)	(4)	14.3%	(127)	(94)	(33)	35.1%
Total Costs and Expenses	$3,023	$3,094	$(71)	(2.3)%	$9,145	$9,410	$(265)	(2.8)%

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

COS was $2.4 billion for the third quarter of fiscal 2026, an increase of $19 million (+0.8%) compared to the prior-year period. The increase was primarily driven by an unfavorable foreign currency exchange rate impact, partially offset by a decrease in costs and payroll-related expenses from lower revenue levels.

COS was $7.2 billion for the first nine months of fiscal 2026, a decrease of $163 million (-2.2%) compared to the prior-year period. The decline was primarily driven by the alignment of business development expenses to selling, general and administrative expenses in support of the offering model, a decrease in costs from lower revenue levels, and a reduction in professional services and contractor-related expenses from our cost optimization initiatives, partially offset by an unfavorable foreign currency exchange rate impact. In connection with the Company’s new segment structure in fiscal 2026, certain costs for personnel in non-client facing positions are now included in selling, general and administrative expenses.

Gross margin (Revenues less COS as a percentage of revenue) was 23.8% and 24.3% for the third quarter and first nine months of fiscal 2026, respectively, a decrease of 1.3% and an an increase of 0.3% against the comparative periods.

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

SG&A was $309 million for the third quarter of fiscal 2026, a decrease of $26 million (-7.8%) compared to the prior-year period. The decrease was primarily driven by the reversal of a merger-related indemnification payable and lower levels of transaction, separation and integration-related (“TSI”) costs in the current quarter, partially offset by higher stock based compensation related to exits in the third quarter of fiscal 2025 and an unfavorable foreign currency exchange rate impact.

SG&A was $1,069 million for the first nine months of fiscal 2026, an increase of $80 million (+8.1%) compared to the prior-year period. The increase was primarily driven by the realignment of business development and certain other costs from COS, increased investments in marketing and the Company’s information systems, a gain from a legal settlement in the second quarter of fiscal 2025, and an unfavorable foreign currency exchange rate impact, partially offset by by the reversal of a merger-related indemnification payable in the third quarter of fiscal 2026 and lower levels of TSI costs.

SG&A as a percentage of revenue was 9.7% and 11.2% for the third quarter and first nine months of fiscal 2026, respectively, a decrease of 0.7% and an increase of 1.0% against the comparative periods.

Depreciation and Amortization

Depreciation and amortization was $283 million for the third quarter of fiscal 2026, a decrease of $37 million (-11.6%) compared to the prior-year period. Depreciation expense decreased by $17 million due to lower average net property and equipment balances. Amortization expense decreased by $20 million due to lower transition and transformation contract cost balances and lower software amortization.

Depreciation and amortization was $882 million for the first nine months of fiscal 2026, a decrease of $93 million (-9.5%) compared to the prior-year period. Depreciation expense decreased by $52 million due to lower average net property and equipment balances. Amortization expense decreased by $41 million due to lower transition and transformation contract cost balances and lower software amortization.
.
Restructuring Costs

During fiscal 2026, management approved global cost savings initiatives designed to better align our facility and data center requirements. During the third quarter and first nine months of fiscal 2026, total restructuring costs recorded, net of reversals, were $20 million and $92 million, respectively, a decrease of $23 million (-53.5%) and $32 million (-25.8%), respectively, as compared to the prior-year periods.

See Note 11 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $8 million and $23 million for the third quarter and first nine months of fiscal 2026, respectively, a decrease of $7 million (-46.7%) and $31 million (-57.4%), as compared to the prior-year periods. The improvement in both periods was primarily from higher net interest income from our cash deposits and multi-currency notional pools and lower finance lease and asset financing costs, partially offset by debt extinguishment costs in the quarter.

Gain on Disposition of Businesses

During the first nine months of fiscal 2025, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million.

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

The components of Other income, net for the third quarters and first nine months of fiscal 2026 and 2025 were as follows:

	Three Months Ended			Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	Dollar Change	December 31, 2025	December 31, 2024	Dollar Change
Non-service cost components of net periodic pension income	$(42)	$(40)	$(2)	$(128)	$(120)	$(8)
Pension and OPEB actuarial and settlement losses	11	—	11	11	—	11
Foreign currency (gain) loss	—	(1)	1	(7)	—	(7)
Loss (gain) on real estate and facility sales	—	3	(3)	(7)	32	(39)
Other (gain) loss	(1)	10	(11)	4	(6)	10
Total	$(32)	$(28)	$(4)	$(127)	$(94)	$(33)
Other income, net, increased $4 million and $33 million, respectively, compared to the third quarter and first nine months of fiscal 2025, primarily due to:

•higher pension income (+$2 million and +$8 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•pension and OPEB actuarial and settlement losses (-$11 million and -$11 million) - in the third quarter of fiscal 2026, the Company recognized net losses of $11 million, primarily reflecting a $15 million mark-to-market adjustment to its project benefit obligations in India following enactment of labor law reforms in November 2025;
•foreign currency impact (-$1 million and +$7 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•real estate and facility sales (+$3 million and +$39 million) - losses on real estate and facility sales in the comparative periods, partially offset by gains on real estate and facility sales in the second quarter of fiscal 2026;
•other miscellaneous items increased by $11 million and decreased by $10 million for the third quarter and first nine months, respectively. In the third quarter comparison (+$11 million), the prior year period included an impairment loss. For the nine months ended comparison (-$10 million), the Company recognized a $14 million impairment of goodwill in the first quarter of fiscal 2026 related to the change in operating segments, partially offset by an impairment loss recognized in the third quarter of fiscal 2025 and a gain on the sale of a strategic investment in the second quarter of fiscal 2025.

Taxes

Our effective tax rate (“ETR”) was 35.7% and 51.9% for the three months ended December 31, 2025, and December 31, 2024, respectively, and 54.5% and 54.5% for the nine months ended December 31, 2025, and December 31, 2024, respectively. For the three months ended December 31, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and tax benefits resulting from the expiration of the statute of limitations relating to uncertain tax positions. For the nine months ended December 31, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation. For the three months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the foreign tax credit. For the nine months ended December 31, 2024, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the foreign tax credit, and an increase in interest receivables due from tax authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We anticipate remitting less federal and state income taxes during fiscal year 2026 as a result of OBBBA.

Earnings Per Share

Diluted EPS for the third quarter and first nine months of fiscal 2026 was $0.61 and $0.88, respectively, an increase of $0.30 and $0.20 compared with the prior-year periods primarily due to higher net income attributable to DXC common stockholders and a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for the third quarter of fiscal 2026 includes $0.09 per share of restructuring costs, $0.40 per share of amortization of acquired intangible assets, $(0.19) per share of merger related indemnification costs, $0.01 per share of debt extinguishment costs, $0.05 per share of pension and OPEB actuarial and settlement losses, and $(0.01) per share of tax adjustments.

Diluted EPS for the first nine months of fiscal 2026 includes $0.41 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $1.17 per share of amortization of acquired intangible assets, $(0.17) per share of merger related indemnification costs, $(0.04) per share of gains on real estate, facility sales, and dispositions, $0.01 per share of debt extinguishment costs, $0.06 per share of impairment losses, $0.05 per share of pension and OPEB actuarial and settlement losses, and $0.09 per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
(in millions)	2025	2024	Dollar	Percent	2025	2024	Dollar	Percent
Income before income taxes	$171	$131	$40	30.5%	$369	$292	$77	26.4%
Non-GAAP income before income taxes	$256	$271	$(15)	(5.5)%	$711	$735	$(24)	(3.3)%
Net income	$110	$63	$47	74.6%	$168	$133	$35	26.3%
Adjusted EBIT	$263	$286	$(23)	(8.0)%	$733	$789	$(56)	(7.1)%

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
•Merger-related indemnification – represents the Company’s estimate of potential net liability for tax related indemnifications.
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
•Debt extinguishment costs – costs associated with early retirement, redemption, repayment or repurchase of debt and debt-like items including any breakage, make-whole premium, prepayment penalty or similar costs as well as solicitation and other legal and advisory expenses.
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation and the impact of mergers and divestitures. Income tax expense of all other (non-discrete) non-GAAP adjustments is based on the difference in the GAAP annual effective tax rate (AETR) and overall non-GAAP provision (consistent with the GAAP methodology).

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended December 31, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Debt Extinguishment Costs	Pension and OPEB actuarial and settlement gains and losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$171	$20	$87	$(34)	$1	$11	$—	$256
Income tax expense	61	4	17	—	—	2	1	85
Net income	110	16	70	(34)	1	9	(1)	171
Less: net income attributable to non-controlling interest, net of tax	3	—	—	—	—	—	—	3
Net income attributable to DXC common stockholders	$107	$16	$70	$(34)	$1	$9	$(1)	$168

Effective Tax Rate	35.7%							33.2%

Basic EPS	$0.62	$0.09	$0.40	$(0.20)	$0.01	$0.05	$(0.01)	$0.97
Diluted EPS	$0.61	$0.09	$0.40	$(0.19)	$0.01	$0.05	$(0.01)	$0.96

Weighted average common shares outstanding for:
Basic EPS	173.13	173.13	173.13	173.13	173.13	173.13	173.13	173.13
Diluted EPS	175.75	175.75	175.75	175.75	175.75	175.75	175.75	175.75

	Nine Months Ended December 31, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Debt Extinguishment Costs	Impairment Losses	Pension and OPEB actuarial and settlement gains and losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$369	$92	$2	$262	$(32)	$(8)	$1	$14	$11	$—	$711
Income tax expense	201	19	—	52	(2)	(1)	—	4	2	(17)	258
Net income	168	73	2	210	(30)	(7)	1	10	9	17	453
Less: net income attributable to non-controlling interest, net of tax	9	—	—	—	—	—	—	—	—	—	9
Net income attributable to DXC common stockholders	$159	$73	$2	$210	$(30)	$(7)	$1	$10	$9	$17	$444

Effective Tax Rate	54.5%										36.3%

Basic EPS	$0.90	$0.41	$0.01	$1.19	$(0.17)	$(0.04)	$0.01	$0.06	$0.05	$0.10	$2.51
Diluted EPS	$0.88	$0.41	$0.01	$1.17	$(0.17)	$(0.04)	$0.01	$0.06	$0.05	$0.09	$2.46

Weighted average common shares outstanding for:
Basic EPS	177.21	177.21	177.21	177.21	177.21	177.21	177.21	177.21	177.21	177.21	177.21
Diluted EPS	180.16	180.16	180.16	180.16	180.16	180.16	180.16	180.16	180.16	180.16	180.16

	Three Months Ended December 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$131	$43	$3	$87	$(5)	12	$—	$271
Income tax expense	68	9	1	18	(5)	2	2	95
Net income	63	34	2	69	—	10	(2)	176
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	—	6
Net income attributable to DXC common stockholders	$57	$34	$2	$69	$—	$10	$(2)	$170

Effective Tax Rate	51.9%							35.1%

Basic EPS	$0.31	$0.19	$0.01	$0.38	$0.00	$0.06	$(0.01)	$0.94
Diluted EPS	$0.31	$0.18	$0.01	$0.37	$0.00	$0.05	$(0.01)	$0.92

Weighted average common shares outstanding for:
Basic EPS	181.02	181.02	181.02	181.02	181.02	181.02	181.02	181.02
Diluted EPS	184.77	184.77	184.77	184.77	184.77	184.77	184.77	184.77

	Nine Months Ended December 31, 2024
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$292	$124	$25	$263	$—	$19	$12	$—	$735
Income tax expense	159	25	5	53	5	3	2	(3)	249
Net income	133	99	20	210	(5)	16	10	3	486
Less: net income attributable to non-controlling interest, net of tax	8	—	—	—	—	—	—	—	8
Net income attributable to DXC common stockholders	$125	$99	$20	$210	$(5)	$16	$10	$3	$478

Effective Tax Rate	54.5%								33.9%

Basic EPS	$0.69	$0.55	$0.11	$1.16	$(0.03)	$0.09	$0.06	$0.02	$2.65
Diluted EPS	$0.68	$0.54	$0.11	$1.14	$(0.03)	$0.09	$0.05	$0.02	$2.59

Weighted average common shares outstanding for:
Basic EPS	180.54	180.54	180.54	180.54	180.54	180.54	180.54	180.54	180.54
Diluted EPS	184.65	184.65	184.65	184.65	184.65	184.65	184.65	184.65	184.65

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Total revenue growth	(1.0)%	(5.1)%	(1.9)%	(5.6)%
Foreign currency	(3.3)%	0.7%	(2.5)%	0.7%
Acquisition and divestitures	—%	0.2%	0.1%	0.2%
Organic revenue growth	(4.3)%	(4.2)%	(4.3)%	(4.7)%

CES revenue growth	(0.1)%	(3.5)%	(1.6)%	(3.2)%
Foreign currency	(3.5)%	0.9%	(2.5)%	0.8%
Acquisition and divestitures	—%	0.4%	0.3%	0.2%
CES organic revenue growth	(3.6)%	(2.2)%	(3.8)%	(2.2)%

GIS revenue growth	(2.7)%	(8.2)%	(3.5)%	(9.2)%
Foreign currency	(3.5)%	0.8%	(2.6)%	0.7%
Acquisition and divestitures	—%	0.2%	—%	0.2%
GIS organic revenue growth	(6.2)%	(7.2)%	(6.1)%	(8.3)%

Insurance revenue growth	4.6%	6.6%	4.8%	5.8%
Foreign currency	(1.4)%	(0.2)%	(1.4)%	0.2%
Acquisition and divestitures	—%	—%	—%	—%
Insurance organic revenue growth	3.2%	6.4%	3.4%	6.0%

Reconciliations of segment profit and adjusted EBIT to net income are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Total profit for reportable segments	$292	$326	$822	$926
Corporate expenses	(29)	(40)	(89)	(137)
Adjusted EBIT	263	286	733	789
Restructuring costs	(20)	(43)	(92)	(124)
Transaction, separation and integration-related costs	—	(3)	(2)	(25)
Amortization of acquired intangible assets	(87)	(87)	(262)	(263)
Merger related indemnification	34	—	32	—
Gains on dispositions	—	8	1	13
(Losses) gains on real estate and facility sales	—	(3)	7	(32)
Impairment losses	—	(12)	(14)	(12)
Pension and OPEB actuarial and settlement losses	(11)	—	(11)	—
EBIT	179	146	392	346
Interest Income	46	51	138	153
Interest expense	(54)	(66)	(161)	(207)
Income before income tax	171	131	369	292
Income tax expense	(61)	(68)	(201)	(159)
Net Income	$110	$63	$168	$133

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of December 31, 2025, our cash and cash equivalents (“cash”) were $1.7 billion, of which $1.1 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash and pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Nine Months Ended
(in millions)	December 31, 2025	December 31, 2024	Change
Net cash provided by (used in):
Operating activities	$1,009	$1,083	$(74)
Investing activities	(365)	(343)	(22)
Financing activities	(674)	(257)	(417)
Effect of exchange rate changes on cash and cash equivalents	(35)	16	(51)
Net (decrease) increase in cash and cash equivalents	$(65)	$499	$(564)

Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at the end of period	$1,731	$1,723

Operating cash flow

Net cash provided by operating activities was $1,009 million and $1,083 million, respectively, during the first nine months of fiscal 2026 and fiscal 2025, reflecting a year-over year decrease of $74 million. Operating cash flow against the comparative period included:

•a $134 million unfavorable change in working capital; partially offset by
•an increase in net income, net of adjustments of $60 million.

The following table contains certain key working capital metrics:

	Three Months Ended
	December 31, 2025	December 31, 2024
Days of sales outstanding in accounts receivable	65	62
Days of purchases outstanding in accounts payable	(46)	(44)
Cash conversion cycle	19	18

Investing cash flow

Net cash used in investing activities was $365 million and $343 million, respectively, during the first nine months of fiscal 2026 and fiscal 2025, reflecting a year-over-year increase of $22 million. The change against the comparative period was primarily due to:

•a decrease in proceeds from sales of assets of $100 million and from business dispositions of $26 million; partially offset by
•a $101 million decrease in capital expenditures.

Financing cash flow

Net cash used in financing activities was $674 million and $257 million, respectively, during the first nine months of fiscal 2026 and fiscal 2025, reflecting a year-over-year increase of $417 million. The change against the comparative period was primarily due to:

•principal payments on long-term debt, net of proceeds from bond issuance in fiscal 2026 of $315 million;
•a $169 million increase in cash used for share repurchases and related taxes paid on net share settlements; and
•a decrease in other financing cash inflows of $23 million; partially offset by
•an $88 million decrease in payments on capital leases and borrowings for asset financing, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	December 31, 2025	March 31, 2025
Short-term debt and current maturities of long-term debt	$532	$880
Long-term debt, net of current maturities	3,092	2,996
Total debt	$3,624	$3,876

The $252 million decrease in total debt during the first nine months of fiscal 2026 was primarily attributable to principal payments on long-term debt, net of proceeds from our bond issuance in fiscal 2026 (see Note 9 - "Debt”), decreases in finance leases and borrowings for asset financing attributable to payments exceeding minimal additions, partially offset by the impact of the foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of December 31, 2025.

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

Our total liquidity of $4.7 billion as of December 31, 2025, includes $1.7 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility. On October 23, 2025, the Company amended its revolving credit facility, extending the maturity date to November 1, 2030 and reducing the total available borrowings to $3.0 billion as a result of rationalizing its bank group. The Company believes this revised facility continues to provide ample financial flexibility to support our operating and strategic objectives.

Share Repurchases

See Note 14 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2026.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, other than as disclosed in Note 4 – “Receivables” and Note 18 – “Commitments and Contingencies”.

Cash Commitments

The transactions below represent material changes to our cash commitments since March 31, 2025.

•Issuance of €650 million in aggregate principal amount of 4.25% senior notes due fiscal 2031;
•Repayment in full of the €650 million senior notes due fiscal 2026; and
•Redemption of $300 million of the aggregate principal amount of its $700 million senior notes due fiscal 2027.

For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 18 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets and loss accruals for contingencies and litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended December 31, 2025, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended December 31, 2025 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2025, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	673,044	$13.35	673,044	$457,887,567
November 1, 2025 to November 30, 2025	567,852	$13.07	567,852	$450,465,699
December 1, 2025 to December 31, 2025	3,253,248	$14.94	3,253,248	$401,871,946

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of December 31, 2025, approximately $402 million remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1
Indenture, dated December 9, 2025, by and among DXC Capital Funding DAC, as issuer, DXC Technology Company and DXC Luxembourg International S.à r.l., as guarantors, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed December 9, 2025) (file no. 001-38033)).

4.2	Form of DXC Capital Funding DAC’s 4.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed December 9, 2025) (file no. 001-38033)).
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

    * Filed herewith
    ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	January 29, 2026	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer