Form 10-K
period 2026-03-31
DXC Technology Co
filed 2026-05-08
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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
☐ Yes  ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of a share of the registrant’s common stock on that date, was $2,363,606,269.

163,479,858 shares of common stock, par value $0.01 per share, were outstanding as of May 1, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of March 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements include, among other things, statements with respect to our future financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, restructuring plans, potential acquisitions and divestitures, competitive position, growth opportunities, artificial intelligence and technology initiatives, effective tax rates, liquidity and capital resources, capital return strategy, plans and objectives of management, the outcome of and costs associated with regulatory and litigation matters, and other matters.

Important factors that could cause actual results to differ materially from those described in forward-looking statements, many of which are outside of our control, include, but are not limited to:

•our inability to effectively manage and improve our sales organization, including structural challenges related to sales execution, pipeline development, and talent management;
•our inability to develop and expand our service offerings to address emerging business demands and technological trends, and the competitive pressures faced by our business;
•     our inability to attract and retain key personnel, including sales talent and employees with artificial intelligence and technical expertise, and to maintain relationships with key partners;
•     risks associated with AI, including our adoption, deployment, and governance of AI technologies, reliance on third-party AI platforms, AI-related cybersecurity and data privacy risks, evolving AI regulations, and competitive displacement from AI;
•     our inability to accurately estimate the cost of services and the timeline for completion of contracts, or if we or third parties fail to deliver on commitments or otherwise breach obligations to our customers;
•     systems failures, catastrophic events, and resulting interruptions in the availability of our products or services;
•the risk of liability, reputational damages or adverse impact to our business due to security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data;
•compliance, or failure to comply, with obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data;
•our inability to comply with existing and new laws and regulations, including economic sanctions, export controls, AI regulations, and social and environmental responsibility regulations, policies, and provisions, as well as customer and investor demands;
•failure to maintain our credit rating, manage our indebtedness, and raise additional capital for future needs, which could adversely affect our liquidity, capital position, borrowing costs, and access to capital markets;
•the risks associated with our international operations, including fluctuations in exchange rates, geopolitical conflicts such as the ongoing conflict between Russia and Ukraine and hostilities in the Middle East, and disruptions to our operations;
•the risks associated with prolonged periods of inflation or macroeconomic conditions, including reduced customer spending, the uncertainty related to our cost-takeout efforts, and our ability to close new deals in the event of an economic slowdown;
•our inability to compete effectively, maintain and grow our customer relationships over time, collect receivables from customers experiencing financial difficulties, or comply with customer contracts or government contracting regulations or requirements;
•our inability to succeed in our strategic transactions, including acquisitions, divestitures, and strategic partnerships;

•     disruption of our supply chain or increases in procurement costs, including as a result of ongoing trade tensions, tariff charges, supplier non-performance, or armed hostilities;
•     the risks associated with climate change and natural disasters;
•     increased scrutiny of, and evolving expectations for, sustainability and environmental, social and governance ("ESG") initiatives;
•our inadvertent infringement of third-party intellectual property rights or infringement of our intellectual property rights by third parties;
•our inability to procure third-party licenses required for the operation of our products and service offerings;
•our inability to achieve the expected benefits of our restructuring plans, including risks associated with workforce reductions and increased reliance on automation and AI;
•our inability to maintain effective disclosure controls and internal control over financial reporting;
•potential losses due to asset impairment charges, including but not limited to intangibles and deferred tax assets;
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
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”) (collectively, the "USPS Separation and Mergers"); and
•the other factors described under Item 1A. “Risk Factors.”

We provide ESG and sustainability-related information in this Annual Report on Form 10-K, on our website, and in our voluntary and regulatory ESG-related reporting, that is not necessarily “material” under the U.S. federal securities laws, even if we use the term “material” or “materiality” in such disclosures. For example, climate risk cost estimates in our climate change-related reporting are based on assumptions that we do not currently consider material as defined under the U.S. federal securities laws. Such information may be informed by definitions of materiality other than those under the U.S. federal securities laws, by various ESG standards and frameworks (including EU CSRD double materiality, ISSB, SASB, TCFD, CDP and GRI, as well as standards for measuring underlying data), and by stakeholder interests. Given the inherent uncertainty of such information, estimates, assumptions and timelines, we may not be able to anticipate whether or the degree to which such matters are "material" under the U.S. federal securities laws or whether we will be able to meet our plans, targets or goals.

Much of this information is subject to evolving assumptions, estimates, and third-party data. For example, methodologies for calculating greenhouse gas emissions and associated reductions continue to evolve. Our disclosures may change due to revisions in framework requirements, data availability or quality, changes in our business or government policies, or other factors beyond our control, and we cannot guarantee that changes will align with particular standards or stakeholder preferences. We also rely on third-party information, standards, and certifications that may change as methodologies and data quality evolve. These factors, including inaccuracies or methodological concerns with third-party data and frameworks we use, may cause results to differ materially from estimates made by us or third parties, including regarding our ability to achieve our goals. While we are not aware of any material flaws with such third-party information, except to the extent disclosed, we have not undertaken to independently verify the accuracy of such third-party source data, frameworks, or the assumptions or methodological aspects underlying such information.

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

PART I

ITEM 1. BUSINESS

Overview

DXC Technology is a leading enterprise technology and innovation partner delivering software, services, and solutions to global enterprises and public sector organizations - helping them harness AI to drive outcomes at a time of exponential change with speed. With deep expertise in Managed Infrastructure Services, Application Modernization, and Industry-Specific Software Solutions, DXC modernizes, secures, and operates some of the world’s most complex technology estates.

DXC serves a global client base, including many Fortune 500 companies, supported by approximately 115,000 employees in 60 countries. We operate through three reportable segments that align with how management assesses performance of the business and allocates resources - Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Software & Services ("Insurance") - delivering solutions that modernize operations and drive innovation across our customers' entire IT estate.

Across these segments, we embed AI, automation and data-driven capabilities into our services and solutions to improve efficiency, enhance operations and support better business outcomes for clients. Our approach is anchored in our proprietary Xponential framework, which integrates governance, automation and human expertise to help clients transition from pilot use cases to scaled, production-level deployment in a responsible and controlled manner.

In addition, we have established a Core Track and Fast Track approach to guide the evolution of our portfolio. Core Track enhances our existing offerings through AI and automation to improve efficiency, strengthen competitiveness and bring our portfolio to its full potential. Fast Track develops AI-native and highly AI-infused solutions to address evolving client needs and expand opportunities across our segments.

Segments and Services

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

•Insurance Software & Services – Provides software and services for Life and Wealth, Property & Casualty and Reinsurance providers, helping them optimize, run and digitally transform their operations. We help insurers modernize their technology landscape from heritage systems to advanced AI-powered solutions that enhance operational efficiency, improve customer experiences, and enable insurers to adopt a digital-first approach. Complementing our software solutions, we provide comprehensive business process services, leveraging deep industry expertise to support the full spectrum of insurance operations.

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

Sales and Marketing

We market and sell our services to customers through a global direct sales force, operating across multiple locations around the world. Our customers include commercial businesses of various sizes and industries, as well as public sector enterprises. No individual customer exceeded 10% of our consolidated revenues for fiscal 2026, fiscal 2025, or fiscal 2024.

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

Competition

The IT and professional services markets we compete in are highly competitive, with a large number of companies having onshore and offshore delivery capabilities offering services that overlap with our offerings.

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

Competition in our markets includes:

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections to protect our business interests. While our services, solutions and products are not generally dependent upon patent protection, we may selectively seek patent protection for certain inventions based on business and strategic considerations.

As our patent portfolio has been built over time, the remaining terms of the individual patents across the patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our solutions and services and enhancing our freedom to sell solutions and services in markets in which we choose to participate.

Additionally, we own or have rights to various trademarks, service marks, and trade names that are used in the operation of our business. We also own or have the rights to copyrights in original works of authorship embodied in our products, services, software, documentation, and other proprietary materials.

In addition to developing our intellectual property portfolio, we license intellectual property rights from third parties as we deem appropriate. We may also grant and have granted licenses under our intellectual property rights to others when such arrangements align with our business interests.

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

We strive to reduce our impact on the environment and improve resource efficiency in the areas of energy consumption, data center management and travel and transportation. DXC‑operated data centers remain our largest source of global energy consumption and greenhouse gas emissions. In the near term, we are transitioning to more efficient third‑party solutions and plan to exit most of our data centers.

Our hybrid work model also supports sustainability by giving colleagues the flexibility to adjust their work arrangements, helping to reduce commuting and business travel while supporting a healthier work–life balance. As we move forward, we expect to further optimize our facility footprint and continue lowering our carbon emissions.

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

Human Capital Management

We are an enterprise technology and innovation partner, and we attract highly skilled and educated people from around the world. At DXC, we value our people and the opportunity to engage with them - we are at our best when our people feel valued and respected.

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

Human Rights

We are committed to protecting and advancing human rights and ensuring that our operations around the world are conducted with integrity. DXC is firmly committed to seeking to prevent modern slavery and the exploitation of vulnerable groups. A core focus of our human rights efforts is the implementation of policies and practices designed to prevent abuses across our large and diverse global supply chain.

To strengthen this commitment, we actively monitor our supply chain for risks and potential occurrences of modern slavery, working to identify, assess and address issues proactively. We also maintain a workplace culture grounded in respect, dignity and equal opportunity for all individuals.

DXC’s Responsible Supply Chain Principles clearly define the human rights expectations and environmental stewardship standards we require from our suppliers, reinforcing accountability throughout our value chain.

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

Information About Our Executive Officers

Name	Age	Year First Elected as Officer	Term as an Officer	Position Held with the Registrant as of the filing date	Family Relationship
Raul Fernandez	59	2023	Indefinite	President and Chief Executive Officer	None
Rob Del Bene	66	2023	Indefinite	Executive Vice President and Chief Financial Officer	None
Raymond A. August	64	2025	Indefinite	President, Insurance Software & Services	None
Christopher R. Drumgoole	51	2021	Indefinite	President, Global Infrastructure Services	None
Matthew K. Fawcett	58	2024	Indefinite	Executive Vice President and General Counsel	None
Jennifer Ragone	55	2025	Indefinite	Executive Vice President and Chief People Officer	None
Ramanathan Venkataraman	55	2025	Indefinite	President, Consulting & Engineering Services	None
Christopher A. Voci	55	2021	Indefinite	Senior Vice President, Corporate Controller and Principal Accounting Officer	None

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

Raymond A. August serves as President, Insurance Software & Services of DXC since March 2022. Mr. August has more than 30 years of experience in the insurance and technology industries. Prior to joining DXC, he was a Founding Partner of August Ventures from January 2021 to March 2022, and served as President and Chief Executive Officer of Benefitfocus.com, Inc. from August 2014 to February 2022. Earlier in his career, Mr. August held a number of senior leadership positions at Computer Sciences Corporation, a predecessor company of DXC, including President of the Financial Services Group.

Christopher R. Drumgoole serves as President, Global Infrastructure Services since April 2023. Prior to that, he held senior leadership roles at DXC, including Executive Vice President and Chief Operating Officer from August 2021 to April 2023 and Executive Vice President and Chief Information Officer from April 2020 to August 2021. Before joining DXC, Mr. Drumgoole served as Chief Information Officer at GE from May 2018 to April 2020, following service as Chief Technology Officer from April 2014 to April 2018. Earlier, he served as Chief Operating Officer of Verizon’s Terremark subsidiary from January 2012 to April 2014. Mr. Drumgoole currently serves on the Board of Directors of Kodiak Gas Services, the Advisory Board of Florida International University’s College of Engineering & Computing, and the Board of Directors of ONUG, a forum for IT business leaders interested in open technologies. Mr. Drumgoole previously served on the Board of Directors of PetSmart.

Matthew K. Fawcett serves as Executive Vice President, General Counsel and Secretary of DXC since April 2024. Before joining DXC, he served at NetApp as Executive Vice President and Chief Strategy Officer from December 2021 to February 2023, as Chief Strategy and Legal Officer from June 2021 to December 2021, and as General Counsel from September 2010 to June 2021. Prior to NetApp, Mr. Fawcett was Senior Vice President and General Counsel for JDS Uniphase from 1999 until August 2010.

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

Ramanathan Venkataraman serves as President, Consulting & Engineering Services of DXC since July 2025. Prior to joining DXC, Mr. Venkataraman was a General Partner of RN Advisory LLC since April 2024, where he provided independent consulting and advisory services. Before that, he spent nearly three decades at Accenture, where he served in various senior roles, including most recently as Senior Managing Director from December 2013 until April 2024.

Christopher A. Voci serves as Senior Vice President, Corporate Controller and Principal Accounting Officer since June 2021. Before joining DXC, Mr. Voci served as Senior Vice President, Corporate Controller and principal accounting officer for CACI International Inc. from November 2018 to May 2021. Earlier, he held senior finance and controller roles at Northrop Grumman Corporation and Orbital ATK, including Vice President and Controller positions. Mr. Voci previously spent more than a decade at Air Products and Chemicals, Inc., where he held various global finance leadership roles. He began his career in public accounting, including service as a Senior Manager in Audit and Risk Advisory Services at KPMG LLP and in various roles at Arthur Andersen LLP.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations, or prospects, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the risks discussed in this section. Other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also have a material adverse effect on our business, financial condition, results of operations, or prospects, or on the price of shares of our common stock in the future.

Risk Factor Summary

Risks Related to Our Business

•If we do not effectively manage and improve our sales organization, we may have difficulty acquiring new customers or increasing sales to existing customers.

•We may fail to develop and expand service offerings to address emerging demands and technological trends and remain competitive.

•Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel.

•Risks associated with artificial intelligence, including our adoption, deployment, and governance of AI technologies, could adversely affect our business.

•If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, or if we or third parties fail to deliver on commitments to our customers, the profitability of our contracts may be adversely affected.

•Systems failures, catastrophic events, and resulting interruptions in the availability of our products or services could harm our business.

•We are vulnerable to security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.

•Failure to comply with obligations arising under new or existing laws, regulations, and customer contracts relating to the privacy, security and handling of personal data could adversely affect our business.

•Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business.

•Failure to maintain our credit rating, manage our indebtedness, and raise additional capital for future needs could adversely affect our liquidity and financial condition.

•We are exposed to risks inherent to our international operations, including fluctuations in exchange rates and geopolitical conflicts.

•Prolonged periods of inflation and related economic conditions could adversely affect our profitability and results of operations.

•We face aggressive competition and may fail to compete effectively in certain markets.

•We may fail to maintain and grow our customer relationships over time or to comply with customer contracts or government contracting regulations or requirements.

•Our strategic transactions may prove unsuccessful.

•The price of our securities may be volatile.

•Disruption of our supply chain or increases in procurement costs, including as a result of ongoing trade tensions and tariff charges, could adversely impact our business.

•We are subject to a series of risks relating to climate change and natural disasters.

•Increased scrutiny of, and evolving expectations for, sustainability and ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

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

•Changes in tax rates, tax laws, and uncertainty of tax examinations could affect our results of operations and liquidity.

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

Risks Related to Our Business

If we do not effectively manage and improve our sales organization, we may have difficulty acquiring new customers or increasing sales to existing customers, and our business and results of operations may be adversely affected.

We depend on our sales organization to obtain new customers, expand relationships with existing customers, and drive revenue growth. There is significant competition for sales personnel with the skills, industry knowledge, and technical expertise that we require, and our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of qualified sales personnel. We may face structural challenges within our sales organization that could adversely impact our performance, including fragmentation in our sales operating model, inconsistent sales enablement, limited visibility into client relationships and pipeline, and challenges in managing and developing sales talent. If we are unable to address such structural issues effectively, we may experience underperformance across key sales metrics, including win rates, pipeline development, and overall sales productivity, and we may be unable to attract and retain high-performing sales personnel.

If we are unable to structure our sales organization effectively, hire and train sufficient numbers of qualified sales personnel, address existing structural deficiencies, or align our compensation programs with our strategic priorities, or if our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results, and prospects may be materially and adversely affected.

We may fail to develop and expand our service offerings to address emerging business demands and technological trends and remain competitive.

Our ability to develop and implement innovative technology solutions that meet evolving customer needs and industry standards in analytics, software engineering, applications, business process services, digital cloud, IT outsourcing and consulting, and in areas such as artificial intelligence ("AI"), automation, Internet of Things and software as-a-service solutions, among others, in a timely or cost-effective manner, will impact our ability to retain and attract customers and our future revenue growth and earnings. The markets we serve are highly competitive and characterized by rapid technological change. If we are unable to continue to execute our strategy or if we are unable to commercialize our services and solutions, expand and scale them with sufficient speed and versatility, our growth, productivity objectives and profit margins could be negatively affected.

Technological developments may materially affect the cost and use of technology by our customers. Some of these technologies have reduced and replaced some of our traditional services and solutions and may continue to do so in the future. Technological developments have caused, and may in the future cause, customers to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. In addition, markets for new technologies, such as AI, may not develop as we have anticipated. If we do not make the right strategic investments to respond to these developments, our ability to develop and maintain a competitive advantage and to execute our growth strategy could be negatively affected.

Our products and services are highly technical and complex and may contain errors, defects or security vulnerabilities that cannot be discovered before a product or service is released, installed and used by customers. If errors, malfunctions, defects or disruptions in service are experienced by customers or in our operations, they could impact customers' business operations and harm our operating results and reputation, which harm may not be fully cured by our subsequent remediation efforts. In addition, our liability insurance may not adequately cover liabilities incurred, and uncovered losses could be large and harm our financial condition.

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

Risks associated with artificial intelligence, including our adoption, deployment, and governance of AI technologies, could adversely affect our business, reputation, financial condition, and results of operations.

We are integrating AI, including generative AI and other advanced or autonomous AI systems, into our internal operations, service offerings, and client solutions. We have made, and expect to continue to make, significant investments in developing, deploying, and supporting AI capabilities, including our Fast Track portfolio of AI-enabled solutions. Our ability to realize the expected benefits of these investments depends on a number of factors, including our ability to develop commercially viable AI‑enabled offerings, attract and retain personnel with relevant expertise, and deploy AI technologies responsibly across the enterprise. If we are unable to develop, adopt, scale, or effectively integrate AI technologies, or if the AI‑enabled solutions we bring to market do not achieve sufficient customer acceptance, our competitive position, growth, and financial performance could be adversely affected.

Our AI‑enabled offerings and internal AI tools may produce inaccurate, incomplete, biased, or otherwise flawed outputs, including as a result of limitations or deficiencies in training data, algorithmic design, system architecture, or implementation. Such outputs could result in operational errors, flawed decision‑making, customer dissatisfaction, reputational harm, or claims of discrimination, bias, or violation of applicable law. We may also face allegations that our use of AI infringes, misappropriates, or otherwise violates third‑party intellectual property rights, or that AI‑generated outputs incorporate protected or proprietary content. The legal framework governing the ownership, use, and protectability of AI‑generated works remains uncertain and continues to evolve across jurisdictions, which could limit the value or usability of our AI‑enabled deliverables and expose us to infringement, misappropriation, or other legal claims.

Many of our AI‑enabled offerings and internal tools rely on third‑party AI platforms, foundation models, cloud‑hosted AI services, or other vendor‑provided technologies. Defects, service interruptions, security vulnerabilities, changes in licensing terms, pricing, or usage restrictions, or the discontinuation or modification of support by these third‑party providers could disrupt our service delivery, degrade the quality or reliability of our offerings, or require us to identify, integrate, or transition to alternative solutions on short notice. In addition, we may have limited visibility into the design, training data, or operational parameters of third‑party AI systems, which may constrain our ability to identify, explain, mitigate, or remediate errors, biases, or other deficiencies in their outputs. Our clients may expect us to assume responsibility for the performance, reliability, and compliance of solutions that incorporate third‑party AI components and may be unwilling to accept contractual limitations or exclusions of liability offered by AI platform providers, which could expose us to risks or liabilities that we cannot fully control or mitigate.

AI technologies are increasingly presenting substantially heightened cybersecurity, information security, and data privacy risks. AI systems may be vulnerable to adversarial manipulation, data poisoning, prompt injection, model extraction, or other evolving or novel attack vectors. The use of AI in connection with personal data, confidential information, or automated decision‑making processes may trigger additional obligations under data protection, consumer protection, employment, or sector‑specific laws relating to transparency, consent, human oversight, data minimization, explainability, and lawful processing. Any failure, or perceived failure, to comply with applicable requirements could result in regulatory scrutiny or enforcement actions, fines or penalties, contractual disputes, litigation, or reputational harm.

The legal and regulatory environment governing AI is rapidly evolving and differs significantly across jurisdictions. Various jurisdictions in which we operate have adopted, proposed, or are considering AI‑specific legislation, regulations, and regulatory guidance, including the EU Artificial Intelligence Act, U.S. executive orders and federal agency initiatives, and various U.S. state laws. These frameworks may impose obligations relating to risk classification, transparency, documentation, human oversight, conformity assessments, record‑keeping, or registration, and may require us to modify our products, services, internal processes, or business practices. Regulatory requirements may develop unevenly, change frequently, or be interpreted inconsistently across jurisdictions, increasing compliance complexity, operational burden, and cost. While we have implemented governance and risk assessment processes intended to monitor and address AI‑related regulatory developments, there can be no assurance that these efforts will be sufficient to address all applicable requirements, anticipate regulatory changes, or mitigate all associated risks.

In addition, the rapid adoption of AI technologies by our clients and competitors may reduce demand for certain of our traditional services. Clients may increasingly use AI‑driven tools to develop, customize, operate, or maintain technology solutions internally, reducing their reliance on third‑party service providers. If a significant number of our existing or prospective clients adopt AI as a substitute for services we currently provide, or if competitors deploy AI‑enabled offerings more effectively or efficiently than we do, our revenues, growth prospects, and results of operations could be materially and adversely affected.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, or if we or third parties fail to deliver on commitments to our customers, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the expected cost to provide the services. We generally provide services under time and materials contracts, unit-price contracts, fixed-price contracts, and consumption-based or resource-unit pricing arrangements, under which customers are billed based on their usage of defined service units. We are dependent on our internal forecasts and predictions about our projects and the marketplace and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing and executing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Some IT service agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve the construction of new IT systems and the development and deployment of new technologies. Substantial performance risk exists in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development, construction, and deployment phases. Failure to perform satisfactorily under these agreements may expose us to legal liability, result in the loss of customers or harm our reputation, which could harm the financial performance of our IT services business.

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

Additionally, our customers may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such customers. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a customer, were to result in an internal control failure or impair our customer's ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our customers, we could be subject to legal liability, which may have a material and adverse impact on our revenues and profitability.

Systems failures, catastrophic events, and resulting interruptions in the availability of our products or services could harm our business, damage our reputation, and subject us to substantial liability.

Our systems, operations, and the third-party infrastructure on which we rely, including data center facilities and cloud storage services, are vulnerable to damage or interruption from a variety of sources, including hardware and software defects or malfunctions, cyberattacks, human error, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, criminal acts, sabotage, geopolitical events, public health emergencies, and other catastrophic occurrences. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities, and there can be no assurance that our efforts to improve our business continuity and disaster recovery programs will be sufficient to address all potential disruptions. We also rely on third-party service providers, including data center operators and cloud service providers, that could terminate or decline to renew their agreements with us, materially change their terms, experience financial difficulties, or be acquired by our competitors, any of which could result in service interruptions to our customers and difficulty transitioning to alternative providers on short notice. A prolonged interruption in the availability or functionality of our products and services could materially harm our business and reputation. If any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We may not carry business interruption insurance sufficient to compensate us for all losses that may result from such interruptions.

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

We regularly experience cyber events and sometimes have security incidents, including unauthorized access to our IT Systems, and we expect such attacks and incidents to continue in varying degrees. While incidents experienced thus far have not resulted in material disruption to our business, it is possible that we or a critical service provider could suffer a severe attack or incident, with potentially material adverse effects on our business, reputation, customer relations, results of operations or financial condition. There can be no assurance that our cybersecurity risk management strategy and processes will be fully complied with or effective in protecting any IT Systems, data or business operations.

Threat actors are increasingly sophisticated and using tools and techniques, including AI, designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence, which makes it more difficult for us to detect, identify, investigate, contain or recover from, future cyberattacks and security incidents. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will diminish the strength of our encryption and other algorithms that we use to protect our data and that of customers, including sensitive customer transaction data. We cannot guarantee that, in all instances, we can comprehensively apply patches or confirm that measures are in place to mitigate or otherwise manage vulnerabilities before they can be exploited by a threat actor. If threat actors are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, compromises could impact our and our customers’ IT Systems and data.

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

Some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not limit our liability for the loss of confidential information (including personal data), data breaches or other cybersecurity incidents or other business impact. In addition, we rely on third-party service providers, subcontractors, cloud providers and other vendors to support our operations, and failures by such third parties to comply with applicable privacy or security obligations may expose us to regulatory enforcement, contractual claims or reputational harm. If we are unable to adequately address these concerns, our business and results of operations could suffer.

The regulatory landscape in these areas continues to evolve rapidly, varying in requirements, restrictions and potential legal risk, requiring additional investment in compliance programs. This includes evolving requirements relating to the use of AI, automated decision-making and advanced analytics involving personal data, which may impose additional obligations relating to transparency, governance, data minimization and lawful use of data, and could limit or delay our ability to deploy certain solutions or require additional compliance investment. This could impact our strategies regarding the use of new technologies, such as artificial intelligence, and availability of previously collected data. In addition, restrictions on cross-border transfers of personal data, data localization requirements, or changes to international data transfer mechanisms may increase operational complexity, require modifications to our global delivery model, or limit our ability to process data in certain jurisdictions.

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

We operate in 60 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry-specific insurance processing in the United Kingdom ("U.K."), which is regulated by authorities in the U.K. and elsewhere, such as the U.K.'s Financial Conduct Authority and His Majesty's Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction, along with industry regulations such as regulation by bank regulators in the U.S. and Europe. These regulations and environments are also subject to change.

With respect to employment, we are subject to complex and evolving employment and labor laws across the jurisdictions in which we operate, including laws governing wages, hours, overtime, leave entitlements, benefits, payroll practices, and employee classifications. Compliance with these requirements is complicated by the number and variety of legal frameworks and instruments applicable to our workforce, as well as by the use of multiple payroll and timekeeping systems across our operations, particularly following acquisitions or organizational changes. Changes in law, regulation, or judicial interpretation, including with respect to calculation methodologies for employee entitlements, may increase our compliance obligations or retroactively expand our exposure for prior periods. Any failure, or perceived failure, to comply with applicable employment laws could result in claims for back-pay or other remediation, regulatory investigations or enforcement actions, civil penalties, increased compliance costs, and reputational harm, which may individually or in the aggregate have a material impact on our financial performance.

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

We are subject to economic sanctions, export controls, and other trade restrictions imposed by the United States, the European Union, and other jurisdictions in which we operate. These requirements may limit our ability to provide services, deploy technology, or conduct business in certain markets or with certain customers, and may require us to modify our operations or forego business opportunities. These laws and regulations are complex, change frequently, and may be applied or interpreted differently across jurisdictions. Any failure, or perceived failure, to comply with applicable sanctions or export control requirements could result in significant fines, penalties, reputational harm, increased compliance costs, or other adverse impacts on our business and results of operations.

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

In addition, changing expectations from stakeholders and the evolving landscape of regulatory and disclosure requirements regarding ESG could affect our business. We are subject to, and anticipate becoming increasingly subject to, laws, regulations, and international agreements concerning ESG, such as the European Union's Corporate Sustainability Reporting Directive (CSRD) and California's climate change disclosure requirements. As these new laws, regulations, treaties and national and global initiatives are adopted and implemented regionally or throughout the world, we expect to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors. Other laws, regulations, treaties or initiatives in response to climate change, including, but not limited to, the introduction of a carbon tax, could result in increased operational costs associated with air pollution requirements and increased compliance and energy costs, which could harm our business and results of operations by increasing our expenses or requiring us to alter our business operations. Moreover, we may experience loss of market share if we are unable to provide competitive products and services that incorporate climate-change mitigations, and if we are unable to achieve and sustain a carbon-neutral business model in a meaningful time frame, we could lose stockholder or customer confidence, resulting in loss of business and loss of access to the financial markets.

As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various governmental and regulatory agencies around the world. Various jurisdictions where we operate are considering applying or have applied, their intellectual property, cybersecurity, data protection, and other laws to AI and/or are considering or have proposed or enacted general legal frameworks and policies on AI, such as the EU Artificial Intelligence Act (the "EU AI Act") and the U.S.'s Executive Orders and U.S. state laws, some of which may be conflicting. We may not always be able to determine the impact relevant laws, regulations, standards, or market perception of their requirements may have on our business and otherwise respond to these frameworks. Given the rapidly evolving nature of the legal and regulatory environment surrounding AI, our AI features and our use, training, and implementation of AI could subject us to new or enhanced governmental or regulatory scrutiny, product restrictions, social and ethical issues, negative consumer perceptions and reputational harm, intellectual property disputes, compliance costs, and other issues, including issues related to cybersecurity and data privacy. Certain AI-related regulations, such as the EU AI Act, could impose obligations on our business that may require us to change our products or business practices to comply. AI-related regulations may develop at different rates and inconsistently across jurisdictions, and require us to expend significant resources or cause delays or disruptions to our offerings.

Failure to maintain our credit rating, manage our indebtedness, and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets.

We currently maintain investment grade credit ratings with Moody's Investors Service, Fitch Rating Services, and Standard & Poor's Ratings Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension, or withdrawal by one or more rating agencies at any time. Rating agencies may place our ratings on outlook or credit watch with negative implications, or take downgrade actions, due to factors beyond our control such as adverse changes in the geopolitical environment, structural shifts like AI, macroeconomic conditions, trade policy actions (including tariff impositions or escalations), broader credit market trends, or potential new standards requiring the agencies to reassess rating practices and methodologies. Ratings agencies may consider changes in credit ratings based on changes in expectations about future profitability and cash flows even if short-term liquidity expectations are not negatively impacted. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities and the 4.25% €650 million Senior Notes. It could also cause our future borrowing costs to increase and limit our access to capital markets. Any downgrade below our current rating could also negatively impact the perception of our company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, and access to capital markets.

We have indebtedness totaling approximately $3.6 billion as of March 31, 2026. We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. Our existing indebtedness, together with the incurrence of additional indebtedness and the restrictive covenants contained in, or expected to be contained in the documents evidencing such indebtedness, could have significant consequences on our future operations, including:
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

In addition, volatility and disruption in banking and capital markets can adversely affect our ability to refinance, and increase the cost of refinancing, some or all of our debt. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Our total liquidity depends in part on the availability of funds under the revolving credit facility and our other financing agreements. The failure of any lender's ability to fund future draws on our revolving credit facility or our other financing arrangements could reduce the amount of cash we have available for operations and additional capital for future needs.
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

We are exposed to risks inherent to our international operations, including fluctuations in exchange rates, and geopolitical conflicts and disruptions can adversely affect our sales and operations.

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

India has experienced, and other countries may experience, political instability, civil unrest and hostilities with neighboring countries. Rising tensions in the geopolitical climate, including the ongoing conflict between Russia and Ukraine, the current hostilities in the Middle East, and other negative or uncertain political climates in countries or locations where we or our customers operate, including but not limited to, military activities or civil hostilities, criminal activities and other acts of violence, infrastructure disruption, natural disasters or other conditions could adversely affect our sales and operations, and otherwise materially impair our ability to deliver services or fulfill contractual obligations or cause us to exit certain markets.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases, as revenue in currencies other than the U.S. dollar increases. Approximately 75% of revenues earned during fiscal 2026 were derived from sales denominated in currencies other than the U.S. dollar and are expected to continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in a given currency will decrease as more work is performed at offshore locations that use a different currency from where we generate our revenue.

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

Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country's or region's economic or geopolitical and security conditions,including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflict, civil unrest, crime, political instability, human rights concerns, and terrorist activity;
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
•difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner; and
•changes in tax laws.

Prolonged periods of inflation and related economic conditions could adversely affect our profitability, results of operations, and cash flow.

Prolonged periods of inflation, wage increases, or other cost escalation may adversely affect general economic conditions, customer budgeting, and our profitability, particularly in customer contracts where our ability to pass through increased costs is limited.

We generally provide services under time and materials contracts, unit-price contracts, fixed-price contracts, and consumption‑based or resource‑unit pricing arrangements. In many of our contracts, we bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates. Many of our contracts include cost‑of‑living adjustment provisions or pricing assumptions designed to address inflationary pressures, often based on broad‑based indices, or incorporate anticipated cost increases into the contract pricing.

However, these mechanisms may not fully offset all cost increases, particularly where inflationary pressures, wage increases, or other cost escalations differ materially from underlying assumptions or occur more rapidly than anticipated. In addition, certain contracts may not provide for price adjustments for inflation or abnormal escalation, or such adjustments may be subject to caps, delays, or other limitations. If inflation, cost escalation, or other pricing pressures exceed our expectations or the protections available under our contracts, our costs of service delivery may increase without a corresponding increase in revenue, which could materially and adversely affect our profitability, results of operations, and cash flow.

Inflation and government actions intended to combat inflation may also increase market volatility and have an adverse effect on the financial market and general economic conditions. In periods of economic uncertainty, our customers may reduce spending, experience difficulty budgeting for external IT services, delay procurement decisions, or delay payment for services already provided. We may also experience longer sales cycles or increased difficulty closing new deals in the event of an economic slowdown. Any of these factors could adversely affect our revenues, profitability, results of operations, and cash flow.

We face aggressive competition and may fail to compete effectively in certain markets.

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

We devote significant resources to establish relationships with our customers and implement our offerings and related services, particularly in the case of large enterprises that often request or require specific features or functions specific to their particular business profile. Accordingly, our results of operations depend in substantial part on our ability to deliver a successful customer experience and persuade customers to maintain and grow their relationship with us over time. If we are not successful in implementing an offering or delivering a successful customer experience, including achieving cost and staffing levels that meet our customers' expectations, customers could terminate or elect not to renew their agreements with us and our operating results may suffer.

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

Our customers' contracts with the U.S. federal government and related agencies are also subject to issues with respect to federal budgetary and spending limits or matters and may be affected by staffing and resource reductions and funding authorizations. Any changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Additionally, impasses impacting the U.S. federal government's ability to reach an agreement on the federal budget, debt ceiling or extended U.S. federal government shut downs could result in material payment delays, payment reductions or contract terminations by the U.S. federal government, which in turn may adversely impact the results of operations and financial condition of our government contractor customers and cause those customers to become unable to meet their obligations under contracts with us, or reduce their demand for our products and services, which could have an adverse effect on our financial condition, results of operations and/or cash flows.

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
•the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order to consummate any such transactions;
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

Our stock price may be volatile and subject to change based on a variety of factors, many of which are beyond our control, including changes in investment community equity analysts' earnings estimates, valuation methodologies and recommendations, our credit ratings, inflationary pressures, broader macroeconomic conditions, and the resulting impact on customer demand. We periodically provide forward-looking financial guidance regarding our expected future performance, including projections for revenue, earnings, margins and cash flow. If our actual results fail to meet our publicly announced guidance or market expectations, or if we reduce future guidance even while meeting current projections, our stock price and trading volume could be negatively impacted, potentially significantly.

In addition, speculation, investor perception, and market sentiment over our results of operations, financial condition and execution of our strategic priorities, as well as announcements relating to new products or technologies, major transactions, litigation developments, or management changes involving us, our competitors, or our customers, may cause fluctuations in our stock price. A significant decline in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management's attention and resources, which may adversely affect our business.

Activist shareholders may from time to time acquire stakes in our common stock and advocate for changes to our corporate governance, strategic direction, capital allocation policies, management or board composition that may not align with the interests of our long-term shareholders. Responding to proxy contests, public campaigns or other activist initiatives could be costly and time-consuming, divert the attention of our board of directors and senior management from the pursuit of our business strategies, and require us to incur significant legal, public relations and advisory expenses. Such activities could also create perceived uncertainties as to our strategic direction and may adversely affect our business, operating results, stock price as well as our ability to attract and retain qualified employees, customers and business partners.

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

Delays and shortages of certain necessary components to the services and solutions we offer our clients, whether caused by natural disasters, pandemics, geopolitical events, armed hostilities, labor strikes, or transportation delays, may increase component delivery lead times and costs to source available components and delay the delivery of our hardware products and services, which may adversely affect our ability to comply with our contracts and our ability to support our existing customers and our growth through sales to new customers. In addition, suppliers may fail or refuse to honor their contractual commitments to us, whether due to their own supply constraints, receipt of more favorable offers, or other reasons, which could impair our ability to meet our obligations to our customers, and our ability to compel supplier performance or recover damages in such circumstances may be limited. In the event of a component shortage or interruptions at a supplier, we may not be able to develop alternate sources quickly, cost effectively, or at all. Furthermore, the ongoing global uncertainty, including trade tensions and tariff changes as well as armed hostilities, may also impact the cost and availability of materials or products from certain regions, particularly those reliant on international suppliers. We may not be able to quickly replace or secure alternative suppliers, and we may be forced to absorb higher costs, reduce margins, or adjust our pricing. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, harm our operational efficiency, financial performance, and reputation, and materially and adversely affect our business.

We are subject to a series of risks relating to climate change and natural disasters, which may affect our worldwide business operations and financial results.

There are inherent climate-related risks wherever business is conducted. Climate change increases both the frequency and severity of meteorological phenomena, extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) that may affect our worldwide business operations or those of our suppliers, require us to incur additional operating or capital expenditures or otherwise adversely impact our business, financial condition or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic physical changes, such as shifting precipitation or temperature patterns or rising sea-levels, which may also impact our operations or infrastructure on which we rely. We have facilities around the world and our facilities, our employees’ ability to work or our supply chain may be impacted by climate change-related weather events or effects, including natural disasters. Increasing temperatures resulting from global warming could lead to increasing energy costs and unfavorable operating cost impacts, as well as extreme weather events that could cause loss of power or water access to data centers and service disruptions, resulting in contractual fines or loss of business. Many of our data centers require water for cooling purposes, and severe droughts or other extreme weather events or atmospheric changes that result in water scarcity, particularly in high-stress water areas, could adversely impact our ability to continue to operate or utilize data centers that we own or lease. Additionally, our customers’ facilities may be impacted by climate change-related weather events or effects, which may impact our ability to serve our customers. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.

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

Many of our products and service offerings depend on the continued performance and availability of software licensed from third-party vendors under our contractual arrangements. Because of the nature of these licenses and arrangements, there can be no assurance that we would be able to retain all of these intellectual property rights upon renewal, expiration or termination of such licenses or that we will be able to procure, renew or extend such licenses on commercially reasonable terms which may result in increased costs. Certain of our licenses are concentrated in one or more third-party licensors where multiple licenses are up for renewal at the same time, which could decrease our ability to negotiate reasonable license fees and could result in our loss of rights under such licenses.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

We have implemented several restructuring plans and may continue to implement cost-takeout measures to realign our cost structure with the changing nature of our business and to achieve operating efficiencies to reduce our costs. Our restructuring efforts may involve workforce reductions and increased reliance on automation, AI and other technology-driven solutions to enhance productivity and maintain operational efficiency, and may require additional investments in technology, infrastructure and related capabilities. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Furthermore, even if we are successful with our cost-takeout efforts, we may not see the benefits of such efforts on our financial condition, results of operations and cash flows. If we pursue workforce reductions, our ability to successfully operate with a reduced workforce may depend in part on the successful deployment, performance and employee adoption of these automation and AI-driven solutions. Such technologies may not perform as expected, prove more costly or time-consuming to deploy than anticipated, create new operational vulnerabilities or cybersecurity exposures, or fail to enhance productivity as expected. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, which in the past have caused issues with our service delivery. Restructuring actions could also increase the risk of operational disruptions, service delivery issues, internal control weaknesses or other operational challenges, especially during periods of organizational transition, as responsibilities are reassigned and processes are adjusted. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. There are also significant costs associated with restructuring which can have a significant impact on our earnings and cash flow. Furthermore, cost-takeout measures require compliance with numerous laws and regulations, including local labor laws. We may face wrongful termination, discrimination or other legal claims from affected employees that require us to incur substantial costs to defend against, and such claims may significantly increase our severance costs.

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

We acquired substantial goodwill and other intangibles as a result of the HPES Merger, increasing our exposure to this risk. We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors or if we suffer further declines in share price, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. We also assess deferred tax assets for realizability. If profitability and other factors are insufficient to support recognition of our deferred tax assets, we may be required to impair our deferred tax assets with a valuation allowance. Any of these impairments could materially affect our reported net earnings.

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

We are also subject to continuous examinations of our income tax returns by tax authorities and have several matters pending in U.S. Tax Court. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For more details, including on current tax examinations of our income tax returns by tax authorities and on matters pending in U.S. Tax Court, see Note 14 – “Income Taxes.”

Changes in tax rates, tax laws and the timing and outcome of tax examinations could affect our future results.

Our future effective tax rates, which are largely driven by the mix of our global earnings and the differing statutory tax rates in the jurisdictions where we operate, are subject to change as a result of changes in statutory tax rates enacted in those jurisdictions, or by changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation or tax policy initiatives and reforms under consideration, such as those reflected in the Organization for Economic Cooperation and Development ("OECD")/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects. The OECD has issued model rules for a new global minimum tax. Local country adoption of these rules may increase tax uncertainty and may adversely impact the company's income taxes. Additionally, starting in fiscal year 2027, certain foreign earnings and earnings that may be subject to the Base Erosion and Anti-Abuse Tax may be subject to higher U.S. tax rates.

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

ITEM 1C. CYBERSECURITY

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected our business, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We could be held liable for damages, our reputation could suffer, and our business may be materially impacted due to service interruptions from security breaches, cyber-attacks, other cybersecurity events or incidents or disclosure of confidential information or personal data.”

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

The Nominating/Corporate Governance Committee receives reports from the Global Chief Information Security Officer (“Global CISO”) on the Company’s information security program at each regular quarterly Committee meeting. In addition, management updates the Nominating/Corporate Governance Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant. The Nominating/Corporate Governance Committee chair then provides an overview of the information security reports to the full Board on a regular basis.

Our management team, including our Global CISO, Chief Digital Information Officer, President of Global Infrastructure Services, and General Counsel, along with other key business and functional leaders, constitute our Security Steering Committee ("SCC") which is responsible for assessing and managing our material risks from cybersecurity threats. Our Global CISO and our President of Global Infrastructure Services have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Global CISO has extensive experience assessing and managing cybersecurity-related risks and implementing related policies, procedures, and strategies. Our Global CISO has served in leadership roles related to information security for over 23 years, including serving as a CISO at another company since 2015, then as DXC's IT CISO since May 2022 and as DXC’s Global CISO since August 2024. Our Global CISO reports to our President of Global Infrastructure Services who is a well-known industry leader with more than 20 years of experience in the technology industry and has been with DXC since 2020.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at a leased facility in Ashburn, VA. We own or lease numerous offices and data centers in approximately 320 locations around the world. We do not identify properties by segment, as they are interchangeable in nature and used by all of our segments.

We continue to reduce our space capacity at low utilization and sub-scale locations, exit co-locations, align locations by skill type and optimize our data center footprint. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease our excess space.

The following table provides a summary of properties we owned and leased as of March 31, 2026:

	Approximate Square Feet (in millions)
Geographic Area	Owned	Leased	Total
United States	1.2	0.7	1.9
EMEA	1.1	2.1	3.2
APAC	0.1	2.0	2.1
All other	0.5	0.2	0.7
Real estate in restructuring	—	0.5	0.5
Inactive space	0.6	0.2	0.8
Sublet space	0.2	—	0.2
Total	3.7	5.7	9.4

	Approximate Square Feet (in millions)
Type	Owned	Leased	Total
Offices	0.8	4.0	4.8
Data centers	2.1	1.0	3.1
Real estate in restructuring	—	0.5	0.5
Inactive space	0.6	0.2	0.8
Sublet space	0.2	—	0.2
Total	3.7	5.7	9.4

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

Number of Holders

As of May 1, 2026, there were 32,748 holders of record of our common stock.

Dividends

The Board indefinitely suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021. As of March 31, 2026, the Company does not intend to reinstate its quarterly cash dividends.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended March 31, 2026, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	555,747	$14.75	555,747	$393,675,231
February 1, 2026 to February 28, 2026	1,781,041	$13.48	1,781,041	$369,668,839
March 1, 2026 to March 31, 2026	2,290,471	$12.14	2,290,471	$341,871,943
Total	4,627,259	$12.97	4,627,259

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of March 31, 2026, approximately $342 million worth of shares remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

See Note 15 - "Stockholders' Equity" to the financial statements in this Annual Report on Form 10-K for more information.

Performance Graph

The following graph compares the cumulative return on our common stock for the most recent five years, with the cumulative return on the Standard & Poor’s 600 Stock Index ("S&P 600 Index") and Standard & Poor's 600 Information Technology Index ("S&P 600 Information Technology Index"). The graph assumes that $100 was invested at the market close on March 31, 2021 (the last trading day of fiscal 2021) in our common stock, and the relevant comparison indices and that dividends have been reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return

The following table provides total shareholder returns assuming $100 was invested on April 1, 2021, with annual returns using our fiscal year-end date:

Company/Market/Peer Group	2022	2023	2024	2025	2026
DXC Technology Company	4.0%	(22.0)%	(17.0)%	(20.0)%	(26.0)%
S&P 600 Index	1.0%	(9.0)%	16.0%	(3.0)%	20.0%
S&P 600 Information Technology Index	2.0%	(5.0)%	6.0%	(14.0)%	50.0%

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management's Discussion and Analysis (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended March 31, 2026 and our financial condition as of March 31, 2026. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

The MD&A is organized in the following sections:

•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2026 and fiscal 2025. A comparison of our results of operations and liquidity and capital resources for fiscal 2025 and fiscal 2024 may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the Securities and Exchange Commission on May 15, 2025.

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

We generate revenue by offering a wide range of information technology services and solutions primarily in North America, Europe, Asia, and Australia. Effective April 1, 2025 (fiscal year 2026), we began reporting our financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Software & Services ("Insurance").

Key Metrics

Key revenue, profitability and cash flow metrics for fiscal 2026 compared to fiscal 2025 are included below. We have presented organic revenue, adjusted earnings before income taxes, and adjusted diluted earnings per share on a non-GAAP basis. For more information see “Non-GAAP Financial Measures.”

•Revenues of $12.64 billion, down 1.8% year-over-year (down 4.8% on an organic basis);
•EBIT was $353 million with a corresponding margin of 2.8%. Adjusted EBIT was $970 million, down 4.8% year-over-year with a corresponding margin of 7.7%;
•Diluted earnings per share of $0.10, compared to $2.10 in fiscal 2025; adjusted diluted earnings per share of $3.23, compared to $3.43 in fiscal 2025;
•Cash generated from operations was $1,248 million, less capital expenditures of $535 million, resulted in free cash flow of $713 million, compared to free cash flow of $687 million in the prior-year
•Book-to-bill ratio (contract awards divided by annual revenue) of 0.98x, compared to 1.03x during fiscal 2025.

Segment Highlights - Fiscal Year 2026

Consulting & Engineering Services

•Revenue was $5,023 million, down 0.8% year-over-year (down 3.8% on an organic basis).
•Segment profit was $518 million, down 10.7% year-over-year, with a corresponding margin of 10.3%.
•Book-to-bill ratio of 1.10x, compared to 1.08x during fiscal 2025.

Global Infrastructure Services

•Revenue was $6,342 million, down 3.9% year-over-year (down 7.2% on an organic basis).
•Segment profit was $432 million, up 0.2% year-over-year, with a corresponding margin of 6.8%.
•Book-to-bill ratio of 0.94x, compared to 1.04x during fiscal 2025.

Insurance Software & Services

•Revenue was $1,279 million, up 5.4% year-over-year (up 3.6% on an organic basis).
•Segment profit was $129 million, down 20.4% year-over-year, with a corresponding margin of 10.1%.
•Book-to-bill ratio of 0.76x, compared to 0.77x during fiscal 2025.

Results of Operations

The following table provides financial data for fiscal 2026 and 2025:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2026	March 31, 2025
Revenues	$12,644	$12,871

Income before income taxes (1)	318	630
Income tax expense	290	234
Net income (1)	$28	$396
Less: net income attributable to non-controlling interest, net of tax	10	7
Net income attributable to DXC common stockholders (1)	18	389

Diluted earnings per common share: (1)	$0.10	$2.10

(1) Income before income taxes, Net income, Net income attributable to DXC common stockholders, and Diluted earnings per common share include Pension and OPEB actuarial and settlement losses and (gains) that were $169 million and $(232) million for the fiscal years ended March 31, 2026 and March 31, 2025, respectively.

Revenues

Our revenues by geography and operating segments are provided below:

	Fiscal Years Ended		Percentage Change		Percentage of Revenue for the Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	U.S. Dollars	Constant Currency(1)	March 31, 2026	March 31, 2025
Geographic Market
United States	$3,209	$3,560	(9.9)%	(9.9)%	25.4%	27.7%
United Kingdom	1,862	1,817	2.5%	(2.4)%	14.7%	14.1%
Other Europe	4,249	4,128	2.9%	(3.8)%	33.6%	32.1%
Australia	1,093	1,145	(4.5)%	(5.9)%	8.6%	8.9%
Other International	2,231	2,221	0.5%	(0.7)%	17.6%	17.3%
Total Revenues	$12,644	$12,871	(1.8)%	(4.9)%	100.0%	100.0%

Reportable Segments
CES	$5,023	$5,062	(0.8)%	(4.0)%	39.7%	39.3%
GIS	6,342	6,596	(3.9)%	(7.2)%	50.2%	51.2%
Insurance	1,279	1,213	5.4%	3.6%	10.1%	9.4%
Total Revenues	$12,644	$12,871	(1.8)%	(4.9)%	100.0%	100.0%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For fiscal 2026, our total revenue was $12.6 billion, a decrease of $227 million or 1.8%, compared to the prior fiscal year. The decrease against the comparative period includes a 4.8% decline in organic revenue partially offset by a 3.1% favorable foreign currency exchange rate impact. Organic revenue is a non-GAAP measure, as discussed in our "Non-GAAP Financial Measures." In addition, for a discussion of risks associated with our foreign operations, see Part I, Item 1A - "Risk Factors."

Costs and Expenses

Our total costs and expenses were as follows:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2026	March 31, 2025	Dollar	Percent
Costs of services	$9,613	$9,770	$(157)	(1.6)%
Selling, general and administrative	1,402	1,348	54	4.0
Depreciation and amortization	1,160	1,287	(127)	(9.9)
Restructuring costs	115	153	(38)	(24.8)
Interest expense	216	265	(49)	(18.5)
Interest income	(181)	(199)	18	(9.0)
Gain on disposition of businesses	—	(7)	7	(100.0)
Other expense (income), net	1	(376)	377	(100.3)
Total costs and expenses	$12,326	$12,241	$85	0.7%

Costs of Services

Costs of services, excluding depreciation and amortization and restructuring costs ("COS"), consist of expenses directly associated with revenue-generating activities. These expenses primarily include payroll and related employee benefit costs, subcontractor costs and other contract-related expenses, as well as technology, facilities, and other supporting infrastructure costs.

COS was $9.6 billion for fiscal 2026, a decrease of $157 million (-1.6%) compared to the prior-year period. The decline was primarily driven by a decrease in costs from lower revenue levels, the alignment of business development expenses to selling, general and administrative expenses in support of the offering model, and a reduction in professional services and contractor-related expenses from our cost optimization initiatives, partially offset by an unfavorable foreign currency exchange rate impact. In connection with the Company’s new segment structure in fiscal 2026, certain costs for personnel in non-client facing positions are now included in selling, general and administrative expenses.

Gross margin (Revenues less COS as a percentage of revenue) was 24.0% for fiscal 2026, a decline of 10 basis points against the prior fiscal year.

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

SG&A was $1,402 million for fiscal 2026, an increase of $54 million (+4.0%) compared to the prior-year period. The increase was primarily driven by the realignment of business development and certain other costs from COS, an unfavorable foreign currency exchange rate impact, and a gain from a legal settlement in the second quarter of fiscal 2025, partially offset by lower levels of merger-related indemnification expenses and transaction, separation, and integration ("TSI") costs in fiscal 2026.

SG&A as a percentage of revenue was 11.1% for fiscal 2026, an increase of 60 basis points against the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization was $1,160 million for fiscal 2026, a decrease of $127 million (-9.9%) compared to the prior-year period. Depreciation expense decreased by $57 million due to lower average net property and equipment balances. Amortization expense decreased by $70 million due to lower transition and transformation contract cost balances and lower software amortization.

Restructuring Costs

During fiscal 2026, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. Total restructuring costs recorded, net of reversals, during fiscal 2026 were $115 million, a decrease of $38 million (-24.8%) compared to the prior fiscal year, primarily from a reduction in workforce-related expenses.

See Note 12 - "Restructuring Costs" for additional information about our restructuring actions.

Interest Expense and Interest Income

Net interest expense (interest expense less interest income) was $35 million for fiscal 2026, a decrease of $31 million (-47.0%) as compared to the prior-year. The improvement was primarily from higher net interest income from our cash deposits and multi-currency notional pools and lower finance lease and asset financing costs, partially offset by higher interest expense on our Senior notes (see Note 10 - Debt).

Gain on Disposition of Businesses

During fiscal 2025, the Company sold insignificant businesses and made adjustments to estimated amounts from prior years’ dispositions that resulted in a gain of $7 million. The Company had no business dispositions during fiscal 2026.

Other Expense (Income), Net

Other expense (income), net includes non-service cost components of net periodic pension income, pension and other post-retirement benefit (“OPEB”) actuarial and settlement losses and (gains), movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses on real estate and facility sales, and other miscellaneous losses and (gains).

The components of Other expense (income), net were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	Dollar Change
Non-service cost components of net periodic pension income	$(172)	$(160)	$(12)
Pension and OPEB actuarial and settlement losses (gains)	169	(232)	401
Foreign currency gains	(2)	(4)	2
Losses on real estate and facility sales	—	23	(23)
Other miscellaneous losses (gains)	6	(3)	9
Total	$1	$(376)	$377

Other expense (income), net, increased $377 million compared to the prior fiscal year, primarily due to:

•pension income ($12 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•pension and OPEB actuarial and settlement losses (gains) ($401 million) - primarily due to mark-to-market adjustments and other settlement losses (gains);
•foreign currency impact ($2 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•real estate and facility sales ($23 million) - losses on real estate and facility sales in fiscal 2025, with insignificant net sales in fiscal 2026;
•miscellaneous items ($9 million) - the Company recognized a $14 million impairment of goodwill in the first quarter of fiscal 2026 related to the change in operating segments, partially offset by fewer impairment losses recognized in fiscal 2026 and a gain on the sale of a strategic investment in the second quarter of fiscal 2025.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations, before taxes, for fiscal 2026 and 2025 was 91.2% and 37.1%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 14 - "Income Taxes."

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $503 million, inclusive of penalties and interest, which continues to accrue. The U.S. Tax Court held a trial on this matter in two sessions in August and October 2025. Post-trial briefing concluded in April 2026. A decision from the court is now pending.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $139 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $108 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’ motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $163 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $125 million, inclusive of penalties and interest, which continues to accrue. In March 2026, the Court granted the IRS’ motion for summary judgment. A final decision on the Company’s tax liability is pending. During the current year, the Company increased its accrual to fully reserve the net amount of its expected tax liability in this matter.

As we believe we will ultimately prevail on the technical merits of the first and second issues above and are continuing to challenge them in the U.S. Tax Court, the first and second issues are not fully reserved and would result in incremental federal and state tax expense of approximately $523 million (including estimated interest and penalties) for the unreserved portion of these items, if we do not prevail. The total cash tax exposure across all three issues above is approximately $655 million. These amounts are net of an expected $81 million interest deduction tax benefit.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2027. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2027. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2027.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future.

Earnings Per Share (EPS)

Diluted EPS for fiscal 2026 was $0.10, a decrease of $2.00 compared to the prior fiscal year. The decrease in diluted EPS against the prior fiscal year was primarily due to the Company's decrease in net income attributable to DXC common stockholders partially offset by a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for fiscal 2026 includes $0.51 per share of restructuring costs, $0.02 per share of transaction, separation and integration-related costs, $1.56 per share of amortization of acquired intangible assets, $(0.19) per share of merger-related indemnification, $(0.01) per share of gains on real estate, facility sales, and dispositions, $0.01 per share of debt extinguishment costs, $0.07 per share of impairment losses, $0.73 per share of pension and OPEB actuarial and settlement losses, and $0.45 per share of tax adjustments primarily relating to tax litigation matters, to impair or recognize certain deferred tax assets, and adjustments for changes in tax legislation.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Fiscal Years Ended		Change
(in millions)	March 31, 2026	March 31, 2025	Dollar (1)	Percent (1)
Income before income taxes	$318	$630	$(312)	NM(2)
Non-GAAP income before income taxes	$936	$953	$(17)	(1.8)%
Net income	$28	$396	$(368)	NM(2)
Adjusted EBIT	$970	$1,019	$(49)	(4.8)%

(1) The dollar and percent change for Income before income taxes and Net income include Pension and OPEB actuarial and settlement losses and (gains) that were $169 million and $(232) million for the fiscal years ended March 31, 2026 and March 31, 2025, respectively.
(2) Calculation is not meaningful ("NM") due to inclusion of Pension and OPEB actuarial and settlement losses and (gains).

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
•Merger related indemnification – represents the Company’s estimate of potential net liability for tax related indemnifications.
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
•Tax adjustments – discrete tax adjustments to impair or recognize certain deferred tax assets, adjustments for changes in tax legislation, tax litigation matters, and adjustments to transition tax. Income tax expense (benefit) from the impact of mergers and divestitures is separately computed based on the underlying transaction. Income tax expense of all other (non-discrete) non-GAAP adjustments is computed by applying the jurisdictional tax rate to the pre-tax adjustments on a jurisdictional basis. In fiscal 2026, includes the unfavorable summary judgment in a tax matter relating to a foreign exchange tax case.

A reconciliation of reported results to non-GAAP results is as follows:

	Fiscal Year Ended March 31, 2026
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Debt Extinguishment Costs	Impairment Losses	Pension and OPEB Actuarial and Settlement (Gains) and Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	318	115	3	349	(35)	(1)	1	17	169	—	936
Income tax expense	290	24	—	71	(1)	1	—	5	37	(80)	347
Net income	28	91	3	278	(34)	(2)	1	12	132	80	589
Less: net income attributable to non-controlling interest, net of tax	10	—	—	—	—	—	—	—	2	—	12
Net income attributable to DXC common stockholders	$18	$91	$3	$278	$(34)	$(2)	$1	$12	$130	80	$577

Effective Tax Rate	91.2%										37.1%

Basic EPS	$0.10	$0.52	$0.02	$1.59	$(0.19)	$(0.01)	$0.01	$0.07	$0.74	$0.46	$3.30
Diluted EPS	$0.10	$0.51	$0.02	$1.56	$(0.19)	$(0.01)	$0.01	$0.07	$0.73	$0.45	$3.23

Weighted average common shares outstanding for:
Basic EPS	175.02	175.02	175.02	175.02	175.02	175.02	175.02	175.02	175.02	175.02	175.02
Diluted EPS	178.65	178.65	178.65	178.65	178.65	178.65	178.65	178.65	178.65	178.65	178.65

	Fiscal Year Ended March 31, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration- Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Impairment Losses	Pension and OPEB Actuarial and Settlement (Gains) and Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	630	153	25	348	2	10	17	(232)	—	953
Income tax expense	234	33	5	77	6	6	1	(66)	17	313
Net income	396	120	20	271	(4)	4	16	(166)	(17)	640
Less: net income attributable to non-controlling interest, net of tax	7	—	—	—	—	—	—	(1)	—	6
Net income attributable to DXC common stockholders	$389	$120	$20	$271	$(4)	$4	$16	$(165)	$(17)	$634

Effective Tax Rate	37.1%									32.8%

Basic EPS	$2.15	$0.66	$0.11	$1.50	$(0.02)	$0.02	$0.09	$(0.91)	$(0.09)	$3.51
Diluted EPS	$2.10	$0.65	$0.11	$1.47	$(0.02)	$0.02	$0.09	$(0.89)	$(0.09)	$3.43

Weighted average common shares outstanding for:
Basic EPS	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68	180.68
Diluted EPS	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92	184.92

Reconciliations of revenue growth to organic revenue growth are as follows:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025
Total revenue growth	(1.8)%	(5.8)%
Foreign currency	(3.1)%	1.0%
Acquisitions and divestitures	0.1%	0.2%
Organic revenue growth	(4.8)%	(4.6)%

CES revenue growth	(0.8)%	(4.0)%
Foreign currency	(3.2)%	1.1%
Acquisitions and divestitures	0.2%	0.3%
CES organic revenue growth	(3.8)%	(2.6)%

GIS revenue growth	(3.9)%	(8.8)%
Foreign currency	(3.3)%	1.1%
Acquisitions and divestitures	—%	0.2%
GIS organic revenue growth	(7.2)%	(7.5)%

Insurance revenue growth	5.4%	4.3%
Foreign currency	(1.8)%	0.4%
Acquisitions and divestitures	—%	—%
Insurance organic revenue growth	3.6%	4.7%

Reconciliations of net income to adjusted EBIT are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025
Total profit for reportable segments	$1,079	$1,173
Corporate expenses	(109)	(154)
Adjusted EBIT	970	1,019
Restructuring costs	(115)	(153)
Transaction, separation and integration-related costs	(3)	(25)
Amortization of acquired intangible assets	(349)	(348)
Merger-related indemnification	35	(2)
Gains on dispositions	1	13
Losses on real estate and facility sales	—	(23)
Impairment losses	(17)	(17)
Pension and OPEB actuarial and settlement (losses) gains	(169)	232
EBIT	353	696
Interest income	181	199
Interest expense	(216)	(265)
Income before income tax	318	630
Income tax expense	(290)	(234)
Net income	$28	$396

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2026, our cash and cash equivalents ("cash") were $1.7 billion, of which $0.8 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	Change
Net cash provided by (used in):
Operating activities	$1,248	$1,398	$(150)
Investing activities	(484)	(512)	28
Financing activities	(776)	(317)	(459)
Effect of exchange rate changes on cash and cash equivalents	(47)	3	(50)
Net increase (decrease) in cash and cash equivalents	$(59)	$572	$(631)

Cash and cash equivalents at beginning of year	1,796	1,224
Cash and cash equivalents at end of year	$1,737	$1,796

Operating cash flow

Net cash provided by operating activities was $1,248 million and $1,398 million, respectively, in fiscal 2026 and fiscal 2025, reflecting a year-over-year decrease of $150 million. Operating cash flow against the comparative period included:

•a decrease in net income, net of adjustments of $132 million; and
•a $18 million unfavorable change in working capital due to higher working capital outflows during fiscal 2026.

The following table contains certain key working capital metrics:

	Three months ended
	March 31, 2026	March 31, 2025	March 31, 2024
Days of sales outstanding in accounts receivable	67	68	69
Days of purchases outstanding in accounts payable	(45)	(43)	(64)
Cash conversion cycle	22	25	5

Investing cash flow

Net cash used in investing activities was $484 million and $512 million, respectively, in fiscal 2026 and fiscal 2025, reflecting a year-over-year change of $28 million. The change was primarily due to:

•a $176 million decrease in capital expenditures primarily from lower levels of software purchased and developed; partially offset by
•a decrease in proceeds from sale of assets of $126 million, and
•$26 million in cash inflows from business dispositions in fiscal 2025 that did not occur in fiscal 2026.

Financing cash flow

Net cash used in financing activities was $776 million and $317 million, respectively, in fiscal 2026 and fiscal 2025, reflecting a year-over-year change of $459 million. The change was primarily due to:

•principal payments on long term debt, net of proceeds from bond issuance in fiscal 2026 of $320 million,
•a $229 million increase in cash used for share repurchase activity and related taxes paid on net share settlements, and
•a $22 million decrease in cash inflows from other financing activities; partially offset by
•a $110 million decrease in payments on capital leases and borrowings for asset financings, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	March 31, 2026	March 31, 2025
Short-term debt and current maturities of long-term debt	$520	$880
Long-term debt, net of current maturities	3,032	2,996
Total debt	$3,552	$3,876

The $324 million decrease in total debt during fiscal 2026 was primarily attributable to principal payments on long-term debt, net of proceeds from our bond issuance in fiscal 2026 (see Note 10 - "Debt”), decreases in finance lease liabilities and borrowings for asset financing attributable to payments exceeding minimal additions, partially offset by the impact of the foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of March 31, 2026 and March 31, 2025.

As of March 31, 2026, our credit ratings were as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB-	F-3	Stable
Moody's	Baa2	P-2	Negative
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A - "Risk Factors" subsection titled "Failure to maintain our credit rating, manage our indebtedness, and raise additional capital for future needs could adversely affect our liquidity, capital position, borrowing cost, and access to capital markets."

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our normal operating requirements for the next 12 months and beyond. We expect to continue using cash generated by operations as a primary source of liquidity; however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to raise capital through debt financing, including the issuance of capital market debt instruments such as commercial paper and bonds. In addition, we currently utilize and will further utilize an accounts receivable sales facility, and our cross-currency cash pool for liquidity needs. There is no guarantee that we will be able to obtain debt financing, if required, on terms and conditions acceptable to us, if at all, in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

Our liquidity of $4.7 billion as of March 31, 2026, includes $1.7 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility. On October 23, 2025, the Company amended its revolving credit facility, extending the maturity date to November 1, 2030 and reducing the total available borrowings to $3.0 billion as a result of rationalizing its bank group. The Company believes this revised facility continues to provide ample financial flexibility to support our operating and strategic objectives.

Share Repurchases

See Note 15 - "Stockholders' Equity."

Dividends

To maintain our financial flexibility, we continued to suspend payment of quarterly dividends for fiscal 2026.

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

Cash Commitments

For a description of the Company’s cash commitments to debt, leases, pension and other benefit plans, and minimum purchase commitments, refer to “Note 10 - Debt,” Note 5 - "Leases,” "Note 21 - Commitments and Contingencies," and “Note 13 - Pension and Other Benefit Plans,” for the estimated future benefit payments under our Pension and OPEB plans.

Our other cash commitments as of March 31, 2026, were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
U.S. Tax Reform - Transition Tax(1)	—	(37)	—	—	(37)
Interest payments(2)	61	104	77	7	249
Total	$61	$67	$77	$7	$212

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

As of March 31, 2026, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $16 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, historical and projected taxable income as well as deferred tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent results of financial operations. We recorded a valuation allowance against deferred tax assets of approximately $2.4 billion as of March 31, 2026, due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors such as when inputs or estimates used in determining valuation allowances significantly change or upon the receipt of new information.

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

Our weighted average rates used for determining net periodic pension cost were:

	For Fiscal Years Ended
	March 31, 2026	March 31, 2025
Discount rates	5.1%	4.4%
Expected long-term rates of return on assets	6.7%	6.3%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical and future outperformance due to active management of the investments and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact that changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2026:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement, Contractual Termination, and Mark-to-Market Charges
Expected long-term return on plan assets	50 basis points	$(35)	$35
Expected long-term return on plan assets	(50) basis points	$35	$(35)

Discount rate	50 basis points	$9	$(352)
Discount rate	(50) basis points	$(11)	$386

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

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2025, driven primarily by volatility in the British Pound and other foreign currencies in the Americas relative to the U.S. dollar. Likewise, in Fiscal 2026, we encountered notable currency volatility, primarily, resulting from changes in the Euro, British Pound and Australian Dollar against the U.S. dollar.

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

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than U.S. dollar; see Note 11 - "Revenue." During fiscal 2026, approximately 75% of our revenues were generated outside of the United States. For the year ended March 31, 2026, a hypothetical 10% increase (decrease) in the value of the U.S. dollar against all currencies would have decreased (increased) revenues by approximately 7.5%, or $0.9 billion. The majority of this fluctuation would be offset by expenses incurred in local currency. To the extent that we were not able to match local currency revenues with local currency expenses, there would be an impact to our results of operations and cash flows.

Interest Rate Risk

As of March 31, 2026, we had outstanding debt with varying maturities for an aggregate carrying amount of $3.6 billion, of which none was floating interest rate debt. As of March 31, 2026, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have a material impact on our balance sheet as we do not record our debt at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DXC Technology Company and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 7, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
May 7, 2026

We have served as the Company's auditor since at least 1965; however, an earlier year could not be reliably determined.

DXC TECHNOLOGY COMPANY
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,737	$1,796
Receivables and contract assets, net of allowance for doubtful accounts of $27 and $32	2,973	2,972
Prepaid expenses	526	477
Other current assets	126	118
Total current assets	5,362	5,363
Intangible assets, net of accumulated amortization of $5,977 and $6,241	1,612	1,642
Operating lease assets, net	663	635
Goodwill	527	526
Deferred income taxes, net	802	819
Property and equipment, net of accumulated depreciation of $3,229 and $3,409	1,122	1,253
Other assets	2,802	2,967
Total Assets	$12,890	$13,205
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$520	$880
Accounts payable	561	549
Accrued payroll and related costs	564	571
Operating lease liabilities	232	227
Accrued expenses and other current liabilities	1,261	1,358
Deferred revenue and advance contract payments	748	762
Income taxes payable	53	64
Total current liabilities	3,939	4,411
Long-term debt, net of current maturities	3,032	2,996
Non-current deferred revenue	559	635
Non-current income tax liabilities and deferred income taxes	502	495
Non-current operating lease liabilities	463	444
Non-current pension obligations	385	387
Other long-term liabilities	801	347
Total Liabilities	9,681	9,715
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of March 31, 2026 and March 31, 2025	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 171,946,069 as of March 31, 2026 and 186,856,421 as of March 31, 2025	1	2
Additional paid-in capital	7,016	7,677
Accumulated deficit	(2,937)	(3,451)
Accumulated other comprehensive loss	(890)	(762)
Treasury stock, at cost, 6,460,358 and 5,653,666 shares as of March 31, 2026 and March 31, 2025	(249)	(237)
Total DXC stockholders’ equity	2,941	3,229
Non-controlling interest in subsidiaries	268	261
Total Equity	3,209	3,490
Total Liabilities and Equity	$12,890	$13,205

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2026	March 31, 2025	March 31, 2024

Revenues	$12,644	$12,871	$13,667

Costs of services (excludes depreciation and amortization and restructuring costs)	9,613	9,770	10,576
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	1,402	1,348	1,244
Depreciation and amortization	1,160	1,287	1,404
Restructuring costs	115	153	111
Interest expense	216	265	298
Interest income	(181)	(199)	(214)
Gain on disposition of businesses	—	(7)	(79)
Other expense (income), net	1	(376)	218
Total costs and expenses	12,326	12,241	13,558

Income before income taxes	318	630	109
Income tax expense	290	234	23
Net income	28	396	86
Less: net income (loss) attributable to non-controlling interest, net of tax	10	7	(5)
Net income attributable to DXC common stockholders	$18	$389	$91

Income per common share:
Basic	$0.10	$2.15	$0.46
Diluted	$0.10	$2.10	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024

Net income	$28	$396	$86
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (1)	(113)	(9)	39
Cash flow hedges adjustments, net of tax (2)	(12)	(7)	7
Pension and other post-retirement benefit plans, net of tax:
Prior service cost, net of tax (3)	—	(10)	(6)
Amortization of prior service cost, net of tax (4)	(4)	(4)	(5)
Pension and other post-retirement benefit plans, net of tax	(4)	(14)	(11)
Other comprehensive (loss) income, net of taxes	(129)	(30)	35
Comprehensive (loss) income	(101)	366	121
Less: comprehensive income (loss) attributable to non-controlling interest	9	7	(12)
Comprehensive (loss) income attributable to DXC common stockholders	$(110)	$359	$133

(1) Tax benefit related to foreign currency translation adjustments was $15, $0, and $4 for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively.
(2) Tax (benefit) expense related to cash flow hedge adjustments was $(4), $(2), and $3 for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively.
(3) Tax benefit related to prior service costs was $0, $3, and $0 for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively.
(4) Tax benefit related to amortization of prior service costs was $0, $1, and $1 for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$28	$396	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,182	1,313	1,433
Goodwill impairment losses	14	—	—
Operating right-of-use expense	305	309	353
Pension & other post-employment benefits, actuarial & settlement losses (gains)	169	(232)	445
Share-based compensation	86	79	109
Deferred taxes	26	(35)	(416)
Loss (gain) on dispositions	3	24	(131)
Provision for losses on accounts receivable	9	12	—
Unrealized foreign currency exchange (gains) losses	(14)	40	(7)
Impairment losses and contract write-offs	7	32	18
Amortization of debt issuance costs and discount	5	5	5
Cash surrender value in excess of premiums paid	(16)	(12)	(14)
Other non-cash charges, net	2	7	9
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	294	320	176
(Increase) decrease in prepaid expenses and other current assets	(164)	(81)	211
Decrease in accounts payable and accruals	(275)	(335)	(278)
(Decrease) increase in income taxes payable and income tax liability	(19)	(57)	13
Decrease in operating lease liability	(305)	(309)	(353)
Decrease in advance contract payments and deferred revenue	(95)	(78)	(290)
Other operating activities, net	6	—	(8)
Net cash provided by operating activities	1,248	1,398	1,361

Cash flows from investing activities:
Purchases of property and equipment	(212)	(248)	(182)
Payments for transition and transformation contract costs	(106)	(135)	(198)
Software purchased and developed	(217)	(328)	(225)
Business dispositions	—	26	26
Proceeds from sale of assets	35	161	75
Other investing activities, net	16	12	13
Net cash used in investing activities	(484)	(512)	(491)

Cash flows from financing activities:
Borrowings of commercial paper	—	367	1,784
Repayments of commercial paper	—	(369)	(1,887)
Principal payments on long-term debt	(1,062)	—	—
Payments on finance leases and borrowings for asset financing	(188)	(298)	(430)
Proceeds from bond issuance	742	—	—
Taxes paid related to net share settlements of share-based compensation awards	(14)	(20)	(35)
Repurchase of common stock	(249)	(14)	(898)
Other financing activities, net	(5)	17	(21)
Net cash used in financing activities	(776)	(317)	(1,487)
Effect of exchange rate changes on cash and cash equivalents	(47)	3	(17)
Net (decrease) increase in cash and cash equivalents	(59)	572	(634)
Cash and cash equivalents at beginning of year	1,796	1,224	1,858
Cash and cash equivalents at end of year	$1,737	$1,796	$1,224

The accompanying notes are an integral part of these consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2023	218,058	$2	$9,121	$(4,665)	$(774)	$(187)	$3,497	$323	$3,820
Net income (loss)				91			91	(5)	86
Other comprehensive income (loss)					42		42	(7)	35
Share-based compensation expense			107				107		107
Acquisition of treasury stock						(32)	(32)		(32)
Share repurchase program(2)	(38,445)		(1,626)	734			(892)		(892)
Stock option exercises and other common stock transactions	3,818						—		—
Non-controlling interest distributions and other			(3)	1			(2)	(56)	(58)
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066

(1)4,591,340 treasury shares as of March 31, 2024

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2024	183,431	$2	$7,599	$(3,839)	$(732)	$(219)	$2,811	$255	$3,066
Net income				389			389	7	396
Other comprehensive loss					(30)		(30)		(30)
Share-based compensation expense			78				78		78
Acquisition of treasury stock						(18)	(18)		(18)
Stock option exercises and other common stock transactions	3,425						—		—
Non-controlling interest distributions and other				(1)			(1)	(1)	(2)
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490

(1)5,653,666 treasury shares as of March 31, 2025

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				18			18	10	28
Other comprehensive loss					(128)		(128)	(1)	(129)
Share-based compensation expense			86				86		86
Acquisition of treasury stock						(12)	(12)		(12)
Share repurchase program(2)	(17,714)	(1)	(747)	496			(252)		(252)
Stock option exercises and other common stock transactions	2,804						—		—
Non-controlling interest distributions and other							—	(2)	(2)
Balance at March 31, 2026	171,946	$1	$7,016	$(2,937)	$(890)	$(249)	$2,941	$268	$3,209

(1) 6,460,358 treasury shares as of March 31, 2026
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies

Business

DXC Technology Company ("DXC," the "Company," "we," "us," or "our") is a leading enterprise technology and innovation partner delivering software, services, and solutions to global enterprises and public sector organizations — helping them harness AI to drive outcomes at a time of exponential change with speed. With deep expertise in Managed Infrastructure Services, Application Modernization, and Industry-Specific Software Solutions, DXC modernizes, secures, and operates some of the world’s most complex technology estates.

We serve a global client base, including many Fortune 500 companies, through our nearly 115,000 people in 60 countries.

Segment Structure

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure designed to better reflect the Company’s operational structure and the delivery of end-to-end IT services. The new structure includes three reportable segments that align with how management assesses performance of the business and allocates resources: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Software & Services ("Insurance"). See Note 19 - "Segment and Geographic Information" for more information. Descriptions for each segment are provided below:

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

•Insurance Software & Services – Provides software and services for Life and Wealth, Property & Casualty and Reinsurance providers, helping them optimize, run and digitally transform their operations. We help insurers modernize their technology landscape from heritage systems to advanced AI-powered solutions that enhance operational efficiency, improve customer experiences, and enable insurers to adopt a digital-first approach. Complementing our software solutions, we provide comprehensive business process services, leveraging deep industry expertise to support the full spectrum of insurance operations.

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

DXC TECHNOLOGY COMPANY - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Adopted Accounting Pronouncements
During fiscal 2026, DXC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board:

Date Issued and ASU	Date Adopted and Method	Description	Impact
December 2023 ASU 2023-09, “Improvements to Income Tax Disclosures”	March 31, 2026 Prospective
The update requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures.
The Company adopted this standard by expanding disclosures related to income tax in the notes to the financial statements.

New Accounting Pronouncements

During fiscal 2025 and fiscal 2026, the following ASUs were issued by the Financial Accounting Standards Board but have not yet been adopted by DXC:

Date Issued and ASU	DXC Effective Date	Description	Impact
November 2024 ASU 2024-03, "Disaggregation of Income Statement Expenses"	Fiscal 2028	The update requires disclosure, in the notes to financial statements, of specified quantitative information about certain costs and expenses presented in the income statement and certain qualitative information about costs that are not disaggregated. Early adoption of this update is permitted.	The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s financial statement disclosures, but not its consolidated financial statements.
ASU 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software”	Fiscal 2029	The update amends the guidance for capitalizing internal-use software so that it is neutral to different software development methods, primarily by removing the previous “development stage” model to more closely align the capitalization of internal use software to that of software to be sold or marketed externally. Early adoption of this update is permitted.	The Company is in the process of assessing the impact of the ASU on our consolidated financial statements as well as its method of adoption.

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

Note 3 - Earnings Per Share

Basic earnings per share ("EPS") are computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2026	March 31, 2025	March 31, 2024
Net income attributable to DXC common shareholders:	$18	$389	$91

Weighted average common shares outstanding for basic EPS	175.02	180.68	195.80
Dilutive effect of stock options and equity awards	3.63	4.24	2.98
Weighted average common shares outstanding for diluted EPS	178.65	184.92	198.78

Earnings per share:
Basic	$0.10	$2.15	$0.46
Diluted	$0.10	$2.10	$0.46

Certain share-based equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects awards excluded:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
Stock Options	307,173	810,895	953,126
RSUs	620,493	508,620	1,137,403
PSUs	1,201	118,704	37,504

Note 4 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2026	March 31, 2025
Billed trade receivables	$1,236	$1,331
Unbilled receivables	1,083	1,048
Other receivables	654	593
Total	$2,973	$2,972

The Company calculates expected credit losses for trade accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	March 31, 2026	March 31, 2025
Beginning balance	$32	$35
Provisions for losses on accounts receivable	9	12
Other adjustments to allowance and write-offs	(14)	(15)
Ending balance	$27	$32

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

As of March 31, 2026, the total availability under the Receivables Facility was $367 million and the amount sold to the Purchasers was $367 million, which was derecognized from the Company's balance sheet.

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

Operating Leases

The components of operating lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Operating lease cost	$305	$309	$353
Short-term lease cost	14	26	28
Variable lease cost	69	52	61
Sublease income	(13)	(17)	(19)
Total operating costs	$375	$370	$423

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

	For the Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$305	$309	$353
ROU assets obtained in exchange for operating lease liabilities(1)	$308	$241	$175

(1) There were $596 million, $703 million, and $880 million in modifications and terminations in fiscal 2026, 2025, and 2024, respectively. See Note 17 – "Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
ROU operating lease assets	Operating right-of-use assets, net	$663	$635

Operating lease liabilities	Current operating lease liabilities	$232	$227
Operating lease liabilities	Non-current operating lease liabilities	463	444
Total operating lease liabilities		$695	$671

The weighted-average operating lease term was 3.7 years and 3.8 years as of March 31, 2026 and March 31, 2025, respectively. The weighted-average operating lease discount rate was 4.9% as of both March 31, 2026 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of March 31, 2026:

	Fiscal Year
(in millions)	2027	2028	2029	2030	2031	Thereafter	Total
Operating lease payments	$261	$213	$150	$58	$36	$48	$766
Less: imputed interest							(71)
Total operating lease liabilities							$695

Finance Leases

The components of finance lease expense were as follows:

	For the Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Amortization of right-of-use assets	$48	$81	$137
Interest on lease liabilities	10	14	15
Total finance lease cost	$58	$95	$152

The following table provides supplemental cash flow information related to the Company’s finance leases:

	For the Fiscal Year Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Interest paid for finance lease liabilities – Operating cash flows	$10	$14	$15
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	136	200	240
Total cash paid in the measurement of finance lease obligations	$146	$214	$255

Capital expenditures through finance lease obligations(1)	$7	$24	$105

(1) See Note 17 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
ROU finance lease assets	Property and Equipment, net	$74	$145

Finance lease	Short-term debt and current maturities of long-term debt	$92	$123
Finance lease	Long-term debt, net of current maturities	82	155
Total finance lease liabilities(1)		$174	$278

(1) See Note 10 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.3 years and 2.7 years as of March 31, 2026 and March 31, 2025, respectively. The weighted-average finance lease discount rate was 6.0% and 5.6% as of March 31, 2026 and March 31, 2025, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of March 31, 2026:

	Fiscal Year
(in millions)	2027	2028	2029	2030	2031	Thereafter	Total
Finance lease payments	$99	$57	$24	$4	$1	$3	$188
Less: imputed interest							(14)
Total finance lease liabilities							$174

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of March 31, 2026 and March 31, 2025 were $197 million and $668 million, respectively. As of March 31, 2026, the related forecasted transactions extend through December 2026.

For the fiscal years ended March 31, 2026 and March 31, 2025, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 15 - “Stockholders' Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of March 31, 2026, $19 million of loss related to the cash flow hedge reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated For Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of March 31, 2026 and March 31, 2025 was $1.3 billion and $1.9 billion, respectively.

The following table presents the foreign currency gain to Other expense (income), net:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Foreign currency remeasurement (1)	$(45)	$3	$18
Undesignated foreign currency forward contracts (2)	43	(7)	(25)
Total - Foreign currency gain	$(2)	$(4)	$(7)

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

Fair Value of Derivative Instruments

All derivative instruments are recorded at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables present the fair values of derivative instruments included in the balance sheets:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
Derivatives designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$—	$1
	Accrued expenses and other current liabilities	$22	$7

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Other current assets	$14	$12
	Accrued expenses and other current liabilities	$19	$32

The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates and forward points that are classified as Level 2 inputs.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of March 31, 2026, there were five counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $4 million.

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

As of March 31, 2026, DXC had $642 million of foreign currency-denominated intercompany debt designated as hedges of net investments in non-U.S. subsidiaries. For the fiscal year ended March 31, 2026, the pre-tax gain on foreign currency-denominated intercompany debt designated for hedge accounting recognized in other comprehensive income was $6 million.

Note 7 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2026	March 31, 2025
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,547	$1,545
Computers and related equipment	2,657	2,977
Furniture and other equipment	138	134
Construction in progress	9	6
	4,351	4,662
Less: accumulated depreciation	3,229	3,409
Property and equipment, net	$1,122	$1,253

Depreciation expense for fiscal 2026, 2025 and 2024 was $294 million, $351 million and $433 million, respectively.

Note 8 - Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2026			As of March 31, 2025
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,383	$2,507	$876	$3,713	$3,166	$547
Customer related intangible assets	3,941	3,326	615	3,886	2,933	953
Other intangible assets	265	144	121	284	142	142
Total intangible assets	$7,589	$5,977	$1,612	$7,883	$6,241	$1,642

The components of amortization expense were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Intangible asset amortization	$697	$731	$759
Transition and transformation contract cost amortization(1)	169	205	212
Total amortization expense	$866	$936	$971

(1)Transition and transformation contract costs are included within other assets on the balance sheet. The balance within other assets was $577 million and $668 million as of March 31, 2026 and March 31, 2025, respectively.

Estimated future intangible asset amortization as of March 31, 2026 is as follows:

Fiscal Year	(in millions)
2027	$592
2028	333
2029	231
2030	186
2031	160
Thereafter	110
Total	$1,612

Note 9 - Goodwill

During the first quarter of fiscal 2026, the Company began reporting its financial results under a new segment structure that includes three operating and reportable segments: 1) CES, 2) GIS, and 3) Insurance. These segments align with how management assesses performance of the business and allocates resources. See Note 19 - "Segment and Geographic Information" for more information. The change to the Company’s operating segments resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments.

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

The following tables summarize the changes in the carrying amounts of goodwill, by segment, for the fiscal years ended March 31, 2026 and March 31, 2025, respectively:

(in millions)	GBS	CES	GIS	Insurance	Total
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526
Reallocation of Goodwill	(526)	367	14	145	—
Impairment losses(1)		—	(14)	—	(14)
Foreign currency translation(2)		11	—	4	15
Balance as of March 31, 2026, net	$—	$378	$—	$149	$527

Goodwill, gross		3,597	5,080	1,420	10,097
Accumulated impairment losses		(3,219)	(5,080)	(1,271)	(9,570)
Balance as of March 31, 2026, net		$378	$—	$149	$527

(in millions)	GBS	CES	GIS	Insurance	Total
Balance as of March 31, 2024, net	$532	$—	$—	$—	$532

Divestitures(3)	(3)	—	—	—	(3)
Foreign currency translation(2)	(3)	—	—	—	(3)
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526

Goodwill, gross	5,016	—	5,066	—	10,082
Accumulated impairment losses	(4,490)	—	(5,066)	—	(9,556)
Balance as of March 31, 2025, net	$526	$—	$—	$—	$526
____________________

(1) Impairment losses are included within Other expense (income), net on the statements of operations.
(2) The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.
(3) Divestitures are described in Note 2 - "Divestitures."

Goodwill Impairment Analyses

The Company’s annual goodwill impairment analyses, which were performed qualitatively in the second quarters of fiscal years 2026 and 2024 and quantitatively in the second quarter of fiscal year 2025, did not result in an impairment charge. At the end of each fiscal year, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of the end of each respective fiscal year.

Note 10 - Debt

The following is a summary of the Company's debt:

			As of
(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2026(1)	March 31, 2025(1)
Short-term debt and current maturities of long-term debt
€650 million Senior notes	1.75%	2026	$—	$702
$700 million Senior notes	1.80%	2027	400	—
Current maturities of finance lease liabilities	0.53% - 14.59%	2027	92	123
Current maturities of other long-term debt	Various	2027	28	55
Short-term debt and current maturities of long-term debt			$520	$880

Long-term debt, net of current maturities
$700 million Senior notes	1.80%	2027	—	698
€750 million Senior notes	0.45%	2028	862	808
$650 million Senior notes	2.375%	2029	648	647
€650 million Senior notes	4.25%	2031	731	—
€600 million Senior notes	0.95%	2032	687	644
Finance lease liabilities	0.53% - 14.59%	2027 - 2035	82	155
Borrowings for assets acquired under long-term financing	0.00% - 7.55%	2027 - 2033	7	28
Other borrowings	Various	2027 - 2035	15	16
Long-term debt, net of current maturities			$3,032	$2,996

Total debt			$3,552	$3,876

(1)The carrying amounts of the senior notes as of March 31, 2026 and March 31, 2025, include the remaining principal outstanding of $3,328 million and $3,510 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $27 million and $11 million, respectively.

Senior Notes

During the third quarter of fiscal 2026, the Company issued €650 million aggregate principal amount of 4.25% senior notes due fiscal 2031. The net proceeds from the issuance were used to repay in full the Company’s €650 million senior notes due fiscal 2026. In addition, the Company redeemed $300 million aggregate principal amount of its $700 million senior notes due fiscal 2027.

Fair Value of Debt

The estimated fair value of the Company's senior notes was $3.1 billion and $3.3 billion as of March 31, 2026 and March 31, 2025, respectively, as compared with the carrying value of $3.3 billion and $3.5 billion as of March 31, 2026 and March 31, 2025, respectively. Senior notes are classified as Level 2 within the fair value hierarchy.

Future Maturities of Debt

Future maturities of debt, excluding finance lease liabilities, for fiscal years after March 31, 2026, are as follows:

Fiscal Year	(in millions)
2027	$428
2028	867
2029	652
2030	2
2031	734
Thereafter	695
Total	$3,378

The Company's liquidity of $4.7 billion as of March 31, 2026, includes $1.7 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility. On October 23, 2025, the Company amended its revolving credit facility, extending the maturity date to November 1, 2030 and reducing the total available borrowings to $3.0 billion as a result of rationalizing its bank group. The Company believes this revised facility continues to provide ample financial flexibility to support our operating and strategic objectives.

Note 11 - Revenue

Revenue Recognition

The following table presents DXC's revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Twelve Months Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
United States	$3,209	$3,560	$3,909
United Kingdom	1,862	1,817	1,881
Other Europe	4,249	4,128	4,267
Australia	1,093	1,145	1,261
Other International	2,231	2,221	2,349
Total Revenues	$12,644	$12,871	$13,667

The revenue by geography pertains to all of the Company’s reportable segments. Refer to Note 19 - "Segment and Geographic Information" for the Company’s segment disclosures.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency. As of March 31, 2026, approximately $16.4 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 41% of these remaining performance obligations in fiscal 2027, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company's trade receivables and contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,940	$2,041
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$379	$338
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,307	$1,397

Change in contract liabilities were as follows:

	Twelve Months Ended
(in millions)	March 31, 2026	March 31, 2025
Balance, beginning of period	$1,397	$1,537
Deferred revenue	1,859	1,727
Recognition of deferred revenue	(1,937)	(1,751)
Currency translation adjustment	42	(4)
Other	(54)	(112)
Balance, end of period	$1,307	$1,397

The following tables provides information about the Company’s capitalized costs to obtain and fulfill a contract:

	As of
(in millions)	March 31, 2026	March 31, 2025
Capitalized sales commission costs(1)	$114	$94
Transition and transformation contract costs, net(2)	$577	$668

Amortization expense of capitalized sales commission and transition and transformation contract costs were as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Capitalized sales commission costs amortization(1)	$39	$47	$61
Transition and transformation contract cost amortization(2)	$169	$205	$212

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

Note 12 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $115 million, $153 million and $111 million for fiscal 2026, 2025 and 2024, respectively.

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	March 31, 2026	March 31, 2025
Accrued expenses and other current liabilities	$20	$33
Other long-term liabilities	3	6
Total	$23	$39

Summary of Restructuring Plans
Fiscal 2026 Plan

During fiscal 2026, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2026 Plan”).

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of March 31, 2025	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of March 31, 2026
Fiscal 2026 Plan
Workforce Reductions	$—	$78	$—	$(66)	$—	$12
Facilities Costs	—	3	(2)	—	(1)	—
	—	$81	(2)	(66)	(1)	12
Fiscal 2025 Plan
Workforce Reductions	$26	$4	$—	$(25)	$—	$5
Facilities Costs	—	25	(1)	(24)	—	—
	26	29	(1)	(49)	—	5
Other Prior Year and Acquired Plans
Workforce Reductions	$12	$(1)	$—	$(7)	$1	$5
Facilities Costs	1	6	(4)	(3)	1	1
	13	5	(4)	(10)	2	6
Total	$39	$115	$(7)	$(125)	$1	$23

(1) Pension benefit augmentations recorded as pension liabilities, asset impairments and restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for fiscal 2026 is $7 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

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

In November 2025, the Government of India consolidated multiple labor statutes into a unified framework. Certain provisions of this framework revised the definition of wages used in determining employee benefit obligations. During the third quarter of fiscal 2026, the Company evaluated the impact of these changes and recognized an increase of approximately $15 million in its projected benefit obligations in India. In accordance with the Company’s accounting policy to recognize actuarial gains and losses immediately through a mark-to-market adjustment, a non-cash charge of $15 million was recorded in Other expense (income), net, during the period.

The change in projected benefit obligation for fiscal year 2026 is primarily related to interest cost, benefits paid, and foreign currency exchange rate changes.

Projected Benefit Obligations

	As of
(in millions)	March 31, 2026	March 31, 2025
Projected benefit obligation at beginning of year	$6,144	$6,915
Service cost	52	52
Interest cost	303	300
Plan participants’ contributions	6	7
Amendments	—	13
Settlement/curtailment	(32)	(23)
Actuarial gain	(3)	(908)
Benefits paid	(337)	(286)
Foreign currency exchange rate changes	203	91
Other	(16)	(17)
Projected benefit obligation at end of year	$6,320	$6,144

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025
Discount rate	5.5%	5.1%
Rates of increase in compensation levels	2.4%	2.2%
Interest Crediting Rate	3.6%	3.3%

Fair Value of Plan Assets and Funded Status

	As of
(in millions)	March 31, 2026	March 31, 2025
Fair value of plan assets at beginning of year	$6,895	$7,318
Actual return on plan assets	286	(229)
Employer contribution	31	15
Plan participants’ contributions	6	7
Benefits paid	(337)	(286)
Plan settlement	(20)	(21)
Foreign currency exchange rate changes	219	108
Other	(18)	(17)
Fair value of plan assets at end of year	$7,062	$6,895

Funded status at end of year	$742	$751

Selected Information

	As of
(in millions)	March 31, 2026	March 31, 2025
Other assets	$1,171	$1,181
Accrued expenses and other current liabilities	(31)	(30)
Non-current pension obligations	(385)	(387)
Other long-term liabilities - OPEB	(13)	(13)
Net amount recorded	$742	$751

Accumulated benefit obligation	$6,254	$6,084

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Projected benefit obligation	$980	$1,048	$943	$741
Accumulated benefit obligation	$938	$994	$912	$708
Fair value of plan assets	$553	$617	$525	$324

Net Periodic Pension Cost

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Service cost	$52	$52	$53
Interest cost	303	300	307
Expected return on assets	(471)	(455)	(446)
Amortization of prior service credit	(4)	(5)	(6)
Subtotal	(120)	(108)	(92)
Settlement/curtailment (gain)	(10)	—	(2)
Recognition of actuarial loss (gain)	179	(232)	447
Net periodic pension expense (income)	$49	$(340)	$353

The service cost component of net periodic pension expense (income) is presented in costs of services and selling, general and administrative and the other components of net periodic pension expense (income) are presented in other expense (income), net in the Company’s statements of operations.

The weighted-average rates used to determine net periodic pension cost were:

	Fiscal Years Ended
	March 31, 2026	March 31, 2025	March 31, 2024
Discount or settlement rates	5.1%	4.4%	4.5%
Expected long-term rates of return on assets	6.7%	6.3%	6.0%
Rates of increase in compensation levels	2.3%	2.4%	2.8%
Interest Crediting Rate	3.3%	2.7%	4.5%

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025
Prior service credit	$(155)	$(158)

Estimated Future Contributions and Benefits Payments

(in millions)
Employer contributions:
2027	$38

Benefit Payments:
2027	$356
2028	357
2029	368
2030	380
2031	394
2032 and thereafter	2,087
Total	$3,942

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$2	$1,426	$—	$1,428
U.S./North American Equity commingled funds	—	—	—	—
Fixed Income:
Non-U.S. Government funds	—	73	—	73
Fixed income commingled funds	3	311	—	314
Corporate and other bonds	—	3,372	—	3,372
Alternatives:
Other Alternatives (1)	—	374	1,095	1,469
Hedge Funds(2)	—	—	43	43
Other Assets	—	26	184	210
Insurance contracts	—	35	—	35
Cash and cash equivalents	58	60	—	118
Totals	$63	$5,677	$1,322	$7,062

	As of March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$21	$652	$—	$673
U.S./North American Equity commingled funds	5	—	—	5
Fixed Income:
Non-U.S. Government funds	3	76	—	79
Fixed income commingled funds	38	323	—	361
Corporate and other bonds	1	3,145	—	3,146
Alternatives:
Other Alternatives (1)	—	783	1,480	2,263
Hedge Funds(2)	—	—	37	37
Other Assets	—	19	77	96
Insurance contracts	—	111	—	111
Cash and cash equivalents	112	12	—	124
Totals	$180	$5,121	$1,594	$6,895

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of March 31, 2024	$1,229
Actual return on plan assets held at the reporting date	97
Purchases, sales and settlements	279
Transfers in and / or out of Level 3	(35)
Changes due to exchange rates	24
Balance as of March 31, 2025	1,594
Actual return on plan assets held at the reporting date	60
Purchases, sales and settlements	(383)
Transfers in and / or out of Level 3	—
Changes due to exchange rates	51
Balance as of March 31, 2026	$1,322

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

Plan Asset Allocations

	As of
Asset Category	March 31, 2026	March 31, 2025
Equity securities	20%	10%
Debt securities	53%	52%
Alternatives	22%	35%
Cash and other	5%	3%
Total	100%	100%

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

Plan asset risks include movements in bond and equity markets, inflation, and other changes in market conditions that could reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in DXC's pension and other post-retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, resulting in an increased reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. Derivatives are used for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

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

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. For certain plans, the Company will match employee contributions. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. During fiscal 2026, 2025 and 2024, the Company contributed $193 million, $191 million and $188 million, respectively, to its defined contribution plans. As of March 31, 2026, plan assets included 1,895,867 shares of the Company’s common stock.

Deferred Compensation Plans

DXC sponsors a Deferred Compensation Plan, the “DXC Technology Company Deferred Compensation Plan” (the “DXC DCP”). The plan is a non-qualified deferred compensation plan maintained for a select group of management, highly compensated employees and non-employee directors. The Plan is not subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and benefits under the Plan are not guaranteed by the Pension Benefit Guaranty Corporation under Title IV of ERISA.

The Plan allows participating employees to defer the receipt of current compensation to a future distribution date or event above the amounts that may be deferred under DXC’s tax-qualified 401(k) plan, the DXC Technology Matched Asset Plan. The Plan doesn’t provide for employer contributions.

Certain management and highly compensated employees are eligible to defer all, or a portion of, their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation. Non-employee directors are eligible to defer up to 100% of their cash and equity compensation. The liability under the plan, which is included in other long-term liabilities in the Company's balance sheets, amounted to $27 million as of March 31, 2026 and $28 million as of March 31, 2025. The Company's expense under the Plan totaled $4 million and $2 million for fiscal 2026 and 2025, respectively.

Note 14 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Domestic entities	$(137)	$(84)	$53
Entities outside the United States	455	714	56
Total	$318	$630	$109

The income tax expense (benefit) on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Current:
Federal	$51	$104	$94
State	(12)	(14)	57
Foreign	225	179	288
	264	269	439
Deferred:
Federal	(16)	(102)	(186)
State	19	(28)	(38)
Foreign	23	95	(192)
	26	(35)	(416)
Total income tax expense (benefit)	$290	$234	$23

The current federal tax expense for fiscal years 2026, 2025, and 2024 includes a $0 million, $0 million and $(21) million transition tax benefit, respectively. The current expense for fiscal years 2026, 2025, and 2024, includes interest and penalties of $51 million, $14 million, and $10 million, respectively, for uncertain tax positions.

In connection with the HPES Merger, the Company entered into a tax matters agreement with HPE. HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $14 million tax indemnification receivable related to uncertain tax positions, a $25 million tax indemnification receivable related to other tax payables, and a $86 million tax indemnification payable related to other tax receivables.

In connection with the USPS Separation, the Company entered into a tax matters agreement with Perspecta Inc. (including its successors and permitted assigns, "Perspecta"). The Company generally will be responsible for tax liabilities arising prior to the USPS Separation, and Perspecta is liable to the Company for income tax receivables related to pre-spin-off periods. Income tax liabilities transferred to Perspecta primarily relate to pre-HPES Merger periods, for which the Company is indemnified by HPE pursuant to the tax matters agreement between the Company and HPE. The Company remains liable to HPE for tax receivables transferred to Perspecta related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $12 million tax indemnification receivable from Perspecta related to other tax receivables.

In connection with the sale of its healthcare provider software business ("HPS"), the Company entered into a tax matters agreement with Dedalus. Pursuant to the tax matters agreement, the Company generally will be responsible for tax liabilities arising prior to the sale of the HPS business.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended March 31, 2026, was as follows:

	Fiscal Year Ended 2026
(in millions)	Amount	Percentage
U.S federal statutory tax rate	$67	21.0%
State and local income taxes, net of federal income tax effect (1)	7	2.2%
Foreign tax effects
Argentina
Change in valuation allowance	(5)	(1.6)%
Australia
Statutory tax rate difference	4	1.3%
Other	3	0.9%
Belgium	4	1.3%
Brazil
Withholding taxes	8	2.5%
Other	4	1.3%
Canada
Canada province tax	7	2.2%
Withholding taxes	(6)	(1.9)%
Other	(3)	(0.9)%
China
Change in valuation allowance	6	1.9%
Other	1	0.3%
Costa Rica
Expired tax incentive	4	1.3%
Denmark
Change in valuation allowance	5	1.6%
France
Change in valuation allowance	(3)	(0.9)%
Other	7	2.2%
Germany
Statutory tax rate difference	(4)	(1.3)%
German trade tax	12	3.8%
Other	6	1.9%
India
Statutory tax rate difference	8	2.5%

Withholding taxes	28	8.8%
Other	(2)	(0.6)%
Italy
Change in valuation allowance	(5)	(1.6)%
Legal entity liquidation	6	1.9%
Other	11	3.5%
Japan	5	1.6%
Luxembourg
Change in valuation allowance	28	8.8%
Other	(4)	(1.3)%
Netherlands
Nontaxable or nondeductible interest	4	1.3%
Other	1	0.3%
Panama
Statutory tax rate difference	4	1.3%
Philippines	3	0.9%
Singapore	5	1.6%
United Kingdom
Tax audits	(4)	(1.3)%
Other	(2)	(0.6)%
Other foreign jurisdictions	18	5.7%
Effect of cross-border tax laws
Subpart F income	21	6.6%
Withholding taxes	(4)	(1.3)%
Gross-up for foreign taxes deemed paid	5	1.6%
Base erosion and anti-abuse tax	5	1.6%
Other	5	1.6%
Tax Credits
Foreign tax credits	(5)	(1.6)%
Research and development tax credits	(11)	(3.5)%
Change in valuation allowance	1	0.3%
Nontaxable or nondeductible Items
Share-based payment awards	14	4.4%
Executive compensation	4	1.3%
Indemnification costs	(7)	(2.2)%
Other	(3)	(0.9)%
Change in unrecognized tax benefits	50	15.7%
Other adjustments
Worthless stock deduction	(25)	(7.9)%
Interest on tax receivables	(4)	(1.3)%
Other	16	4.9%
Effective Tax Rate	$290	91.2%
________________

(1) State taxes in Virginia contributed to the majority of the tax effect in this category.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate ("ETR") for continuing operations in accordance with the guidance prior to the adoption of ASU 2023-09 is below.

	Fiscal Years Ended
	March 31, 2025	March 31, 2024
Statutory rate	21.0%	21.0%
State income tax, net of federal tax	0.3	3.7
Foreign tax rate differential	23.0	(152.3)
Change in valuation allowances	(3.5)	146.8
Income tax and foreign tax credits	(13.3)	(92.7)
Change in uncertain tax positions	(8.3)	—
Withholding taxes	2.1	58.7
U.S. tax on foreign income	9.4	35.8
Excess tax benefit or expense for stock compensation	1.1	(0.9)
Capitalized transaction costs	—	0.9
Base erosion and transition taxes	0.3	(26.6)
Impact of business divestitures	0.2	(5.5)
Indemnification costs	0.5	3.7
Interest on tax receivables	(2.5)	—
Tax audits	1.9	22.0
Other items, net	4.9	6.5
Effective tax rate	37.1%	21.1%

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
•Foreign withholding taxes, which increased income tax expense and increased the ETR by $64 million and 58.7%, respectively.

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2026	March 31, 2025
Deferred tax assets
Tax loss/credit carryforwards	2,780	2,477
Accrued interest	29	19
Operating lease liabilities	150	132
Contract accounting	95	122
Depreciation and amortization	120	252
Other assets	375	310
Total deferred tax assets	3,549	3,312
Valuation allowance	(2,438)	(2,242)
Net deferred tax assets	1,111	1,070

Deferred tax liabilities
Operating right-of-use asset	(144)	(127)
Investment basis differences	(4)	(10)
Employee benefits	(123)	(82)
Other liabilities	(115)	(133)
Total deferred tax liabilities	(386)	(352)

Total net deferred tax assets (liabilities)	$725	$718

Income tax related assets are included in the accompanying balance sheets as follows:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
Current:
Income tax receivables and prepaid taxes	Receivables and contract assets, net	$53	$43
		$53	$43
Non-current:
Income taxes receivable and prepaid taxes	Other assets	$267	$264
Deferred tax assets	Deferred income taxes, net	802	819
		$1,069	$1,083

Total		$1,122	$1,126

Income tax related liabilities are included in the accompanying balance sheet as follows:

		As of
(in millions)	Balance Sheet Line Item	March 31, 2026	March 31, 2025
Current:
Income taxes payable	Income taxes payable	$(53)	$(64)
		$(53)	$(64)
Non-current:
Deferred taxes	Non-current income tax liabilities and deferred income taxes	$(77)	$(101)
Income taxes payable	Non-current income tax liabilities and deferred income taxes	(28)	(55)
Liability for uncertain tax positions	Non-current income tax liabilities and deferred income taxes	(397)	(339)
		$(502)	$(495)

Total		$(555)	$(559)

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

A valuation allowance has been recorded against deferred tax assets of approximately $2,438 million as of March 31, 2026, due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The Company considers all available positive and negative evidence including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations.

The net increase in the valuation allowance of $196 million in fiscal 2026, is primarily due to an adjustment for currency translation.

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2026				As of March 31, 2025
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$547	$547	$—	N/A	$—	$—	$—	N/A
State	$654	$229	$425	2045	$332	$161	$171	2045
Foreign	$11,090	$5,686	$5,404	2043	$10,369	$5,402	$4,967	2042
Tax credit carryforwards
Federal	$1	$—	$1	2036	$—	$—	$—	N/A
State	$8	$—	$8	2040	$5	$—	$5	2040
Foreign	$2	$—	$2	2039	$2	$—	$2	2038
Capital loss carryforwards
Federal	$42	$42	$—	N/A	$42	$42	$—	N/A
State	$41	$41	$—	N/A	$47	$47	$—	N/A
Foreign	$34	$34	$—	N/A	$34	$34	$—	N/A

The Company also has federal and state 163(j) interest deduction carryforward attributes of approximately $23 million and $1,389 million, respectively, that have no expiration.

As of March 31, 2026, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $16 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

The Company accounts for income tax uncertainties in accordance with ASC 740 Income Taxes, which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest, and penalties.

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025
Tax	$307	$291
Interest	168	117
Penalties	3	3
Reduction of receivables	(81)	(71)
Net of tax attributes	—	(1)
Total	$397	$339

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Balance at beginning of fiscal year	$291	$361	$399
Gross increases related to prior year tax positions	34	37	14
Gross decreases related to prior year tax positions	(14)	(54)	(55)
Gross increases related to current year tax positions	4	15	8
Gross decreases related to current year tax positions	—	(12)	—
Settlements and statute of limitation expirations	(8)	(55)	(5)
Foreign exchange and others	—	(1)	—
Balance at end of fiscal year	$307	$291	$361

The Company’s liability for uncertain tax positions at March 31, 2026, March 31, 2025, and March 31, 2024, includes $353 million, $336 million, and $365 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties). The increase for fiscal 2026 is primarily due to the increase in the foreign currency loss tax case accrual, partially offset by the expiration of statute of limitations and changes in the uncertain tax positions related to research and experimental expenditures.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 31, 2026, the Company had a net increase in interest expense of $51 million ($38 million net of tax), no changes in accrued expense for penalties and, as of March 31, 2026, recognized a liability for interest of $168 million ($127 million net of tax) and penalties of $3 million. During the year ended March 31, 2025, the Company had a net increase in interest expense of $14 million ($11 million net of tax), no changes in accrued expense for penalties and, as of March 31, 2025, recognized a liability for interest of $117 million ($89 million net of tax) and penalties of $3 million. During the year ended March 31, 2024, the Company had a net increase in interest expense of $24 million ($18 million net of tax) and a net decrease in accrued expense for penalties of $14 million and, as of March 31, 2024, recognized a liability for interest of $103 million ($79 million net of tax) and penalties of $4 million.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
Australia	2021 and forward
United States – Federal	2009 through 2021, and 2023 forward
United States – Various States	2009 and forward
Canada	2010 and forward
France	2017 and forward
Germany	2010 and forward
India	2001 and forward
United Kingdom	2020 and forward

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $503 million, inclusive of penalties and interest, which continues to accrue. The U.S. Tax Court held a trial on this matter in two sessions in August and October 2025. Post-trial briefing concluded in April 2026. A decision from the court is now pending.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $139 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $108 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’ motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $163 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $125 million, inclusive of penalties and interest, which continues to accrue. In March 2026, the Court granted the IRS’ motion for summary judgment. A final decision on the Company’s tax liability is pending. During the current year, the Company increased its accrual to fully reserve the net amount of its expected tax liability in this matter.

As we believe we will ultimately prevail on the technical merits of the first and second issues above and are continuing to challenge them in the U.S. Tax Court, the first and second issues are not fully reserved and would result in incremental federal and state tax expense of approximately $523 million (including estimated interest and penalties) for the unreserved portion of these items, if we do not prevail. The total cash tax exposure across all three issues above is approximately $655 million. These amounts are net of an expected $81 million interest deduction tax benefit.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2027. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2027. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2027.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future.

Income Taxes Paid - Net of Refunds Received

Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended March 31, 2026, was as follows:

Fiscal Year Ended
(in millions)	March 31, 2026
Federal	$18
State	27
Foreign
Australia	27
Germany	13
India	53
Italy	17
Switzerland	13
All other foreign	74
Income taxes paid, net of refunds	$242

Note 15 - Stockholders' Equity

Description of Capital Stock

The Company has authorized share capital consisting of 750 million shares of common stock, par value $0.01 per share, and 1 million shares of preferred stock, par value $0.01 per share.

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

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time. As of March 31, 2026, approximately $342 million worth of shares remained available for repurchase under the plans or programs.

The shares repurchased are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings. The details of shares repurchased during fiscal 2026 and 2024 are shown below. There were no share repurchases during fiscal 2025.

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2026
Open market purchases	17,714,569	$14.11	$250
2026 Total	17,714,569	$14.11	$250

2024
Open market purchases	38,444,830	$22.98	$883
2024 Total	38,444,830	$22.98	$883

Treasury Stock Transactions

In fiscal 2026, 2025 and 2024, the Company accepted 806,692, 1,062,326 and 1,257,748 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs. As a result, the Company holds 6,460,358 treasury shares as of March 31, 2026.

Dividends

The Board suspended the Company’s cash dividend payment beginning in the first quarter of fiscal 2021 to preserve cash and enhance financial flexibility in the current environment. As of March 31, 2026, the Company does not intend to reinstate its quarterly cash dividends.

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2023	$(985)	$(7)	$218	$(774)
Current-period other comprehensive income	46	—	—	46
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	7	(11)	(4)
Balance at March 31, 2024	$(939)	$—	$207	$(732)
Current-period other comprehensive loss	(9)	(10)	—	(19)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	—	3	(14)	(11)
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Current-period other comprehensive loss	(112)	(34)	—	(146)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	22	(4)	18
Balance at March 31, 2026	$(1,060)	$(19)	$189	$(890)

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

The Board has reserved for issuance shares of DXC common stock, par value $0.01 per share, under each of the plans as detailed below:

	As of March 31, 2026
	Reserved for issuance	Available for future grants
DXC Employee Equity Plan	51,200,000	13,801,675
DXC Director Equity Plan	745,000	358,356
Total	51,945,000	14,160,031

The Company recognized share-based compensation expense for fiscal 2026, 2025 and 2024 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Total share-based compensation cost	$86	$79	$109
Related income tax benefit	$10	$13	$16
Tax benefits from exercised stock options and awards	$7	$8	$14

As of March 31, 2026, total unrecognized compensation expense related to unvested DXC RSUs and PSUs, net of expected forfeitures was $120 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.85 years.

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	992,703	$33.89	2.20	$—
Granted	—	$—
Exercised	(15,278)	$18.79
Canceled/Forfeited	—	$—
Expired	(32,366)	$30.75
Outstanding and exercisable as of March 31, 2024	945,059	$34.25	1.27	$—
Granted	—	$—
Exercised	—	$—
Canceled/Forfeited	—	$—
Expired	(441,480)	$31.88
Outstanding and exercisable as of March 31, 2025	503,579	$36.32	0.77	$—
Granted	—	$—
Exercised	—	$—
Canceled/Forfeited	—	$—
Expired	(232,216)	$26.54
Outstanding and exercisable as of March 31, 2026	271,363	$44.69	0.29	$—

	As of March 31, 2026
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$40.96 - $42.59	215,629	$42.56	0.16	215,629	$42.56
$42.60 - $46.58	3,932	$46.36	0.51	3,932	$46.36
$46.59 - $53.41	51,802	$53.41	0.80	51,802	$53.41
	271,363			271,363

Restricted Stock

Information concerning RSUs and PSUs granted under the stock incentive plans was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	7,449,379	$37.11
Granted	6,033,909	$24.73
Released/Issued	(4,066,367)	$23.71
Canceled/Forfeited	(1,105,628)	$40.20
Outstanding as of March 31, 2024	8,311,293	$33.97
Granted	7,213,047	$21.66
Released/Issued	(3,310,300)	$47.45
Canceled/Forfeited	(3,140,299)	$25.30
Outstanding as of March 31, 2025	9,073,741	$22.23
Granted	10,402,333	$16.15
Released/Issued	(2,715,202)	$25.25
Canceled/Forfeited	(3,319,367)	$21.29
Outstanding as of March 31, 2026	13,441,505	$17.15
.

Non-employee Director Incentives

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2023	147,487	$35.80
Granted	135,457	$19.52
Released/Issued	(69,189)	$31.68
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2024	213,755	$26.82
Granted	131,238	$19.42
Released/Issued	(143,976)	$20.34
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2025	201,017	$26.63
Granted	170,500	$13.23
Released/Issued	(121,282)	$20.64
Canceled/Forfeited	—	$—
Outstanding as of March 31, 2026	250,235	$20.41

Note 17 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Cash paid for:
Interest	$199	$258	$286
Taxes on income, net of refunds(1)	$242	$393	$434

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net(2)	$308	$241	$175
Prepaid assets acquired under long-term financing	$—	$—	$46
Investing:
Capital expenditures in accounts payable and accrued expenses(3)	$465	$1	$67
Capital expenditures through finance lease obligations	$7	$24	$105
Assets acquired under long-term financing	$3	$—	$34
Financing:
Shares repurchased but not settled in cash	$3	$—	$10

(1) Income tax refunds were $55 million, $50 million, and $38 million for fiscal 2026, 2025, and 2024, respectively.
(2)There were $596 million, $703 million, and $880 million in modifications and terminations in fiscal 2026, 2025, and 2024, respectively.
(3)Accrued expenses includes both short-term and long-term liabilities.

Note 18 - Other Expense (Income), Net

Other expense (income), net comprises non-service cost components of net periodic pension income, pension and OPEB actuarial and settlement losses and (gains), movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, losses (gains) on real estate and facility sales, and other miscellaneous losses and (gains). The following table summarizes components of other (income) expense, net:

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Non-service cost components of net periodic pension income	$(172)	$(160)	$(145)
Pension and OPEB actuarial and settlement losses (gains)	169	(232)	445
Foreign currency gains	(2)	(4)	(7)
Losses (gains) on real estate and facility sales	—	23	(7)
Other miscellaneous losses (gains)	6	(3)	(68)
Total	$1	$(376)	$218

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Fiscal Year Ended March 31, 2026
Revenues	$5,023	$6,342	$1,279	$12,644
Costs of services	(3,909)	(4,843)	(908)	(9,660)
Selling, general and administrative	(582)	(535)	(164)	(1,281)
Depreciation and amortization (1)	(88)	(626)	(97)	(811)
Other segment items (2)	74	94	19	187
Segment Profit	$518	$432	$129	$1,079

Fiscal Year Ended March 31, 2025
Revenues	$5,062	$6,596	$1,213	$12,871
Costs of services	(3,903)	(5,012)	(843)	(9,758)
Selling, general and administrative	(548)	(500)	(140)	(1,188)
Depreciation and amortization (1)	(102)	(745)	(85)	(932)
Other segment items (2)	71	92	17	180
Segment Profit	$580	$431	$162	$1,173

Fiscal Year Ended March 31, 2024
Revenues	$5,274	$7,230	$1,163	$13,667
Costs of services	(4,088)	(5,577)	(805)	(10,470)
Selling, general and administrative	(573)	(492)	(123)	(1,188)
Depreciation and amortization (1)	(118)	(831)	(96)	(1,045)
Other segment items (2)	71	99	16	186
Segment Profit	$566	$429	$155	$1,150
______________
(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

Reconciliation of Reportable Segment Profit to Consolidation

	Fiscal Years Ended
(in millions)	March 31, 2026	March 31, 2025	March 31, 2024
Profit
Total profit for reportable segments	$1,079	$1,173	$1,150
Corporate expenses	(109)	(154)	(141)
Subtotal	$970	$1,019	$1,009
Restructuring costs	(115)	(153)	(111)
Transaction, separation and integration-related costs	(3)	(25)	(7)
Amortization of acquired intangibles	(349)	(348)	(354)
Merger related indemnification	35	(2)	(16)
Gains on dispositions	1	13	115
(Losses) gains on real estate and facility sales	—	(23)	7
Impairment losses	(17)	(17)	(5)
Pension and OPEB actuarial and settlement (losses) gains	(169)	232	(445)
Interest income	181	199	214
Interest expense	(216)	(265)	(298)
Income before income taxes	$318	$630	$109

Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Geographic Information

See Note 11 - "Revenue" for the Company's revenue by geography.

Property and equipment, net, which is based on the physical location of the assets, was as follows:

	As of
(in millions)	March 31, 2026	March 31, 2025
United States	$349	$398
United Kingdom	292	317
Australia	27	34
Other Europe	203	236
Other International	251	268
Total Property and Equipment, net	$1,122	$1,253

No single customer exceeded 10% of the Company’s revenues during fiscal 2026, fiscal 2025 or fiscal 2024.

Note 20 - Other Liabilities

The following table provides the components of other liabilities:

	As of
(in millions)	March 31, 2026	March 31, 2025
Accrued Expenses and Other Current Liabilities
Derivative liabilities	41	39
Indirect tax expenses	316	328
Employee-related obligations	216	287
Operating expenses and other current liabilities(1)	688	704
Total	$1,261	$1,358

Other Long-term Liabilities
Indemnification obligations	$83	$128
Employee-related obligations	122	114
Operating expenses and other long-term liabilities(1)	596	105
Total	$801	$347

(1) Includes multi-year third-party software license agreements and accrued services for professional service providers and other vendors primarily related to program-level activities.

Note 21 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimum amounts within defined time periods. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2026 were as follows:

Fiscal year	Minimum Purchase Commitment (1)
(in millions)
2027	$523
2028	575
2029	472
2030	335
2031	312
Thereafter	163
Total	$2,380

(1) Subsequent to March 31, 2026, the Company entered into minimum purchase commitments totaling over $130 million for additional purchased goods and services. These minimum purchase commitments are not reflected in the table above.

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2026:

(in millions)	Fiscal 2027	Fiscal 2028	Fiscal 2029 and Thereafter	Totals
Surety bonds	$388	$186	$63	$637
Letters of credit	43	11	377	431
Stand-by letters of credit	34	1	3	38
Totals	$465	$198	$443	$1,106

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

In August 2024, TCS filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit. In April 2025, the Court of Appeals heard oral argument on the appeal. In November 2025, the Court of Appeals issued an order affirming the monetary award to the Company. The Court vacated the injunction and remanded to the District Court for the issuance of a revised injunction with a narrower scope. Proceedings in the District Court regarding an amended injunction are ongoing.

In December 2025, TCS filed petitions with the Court of Appeals seeking panel rehearing and rehearing en banc. The Court denied both petitions. In March 2026, TCS filed a petition for writ of certiorari with the U.S. Supreme Court. The Company's response to the petition is due in May 2026.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of DXC's internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which is contained in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
DXC Technology Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DXC Technology Company and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 7, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 7, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which we will file with the Securities and exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers."

Other information required by this item will appear under the headings "Proposal 1: -Election of Directors,” "Delinquent Section 16(a) Reports," “Corporate Governance,” and “Additional Information-Business for 2026 Annual Meeting" in our 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after March 31, 2026, and such information is incorporated herein by reference.

We have a written Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and every other officer and employee of DXC. Our Code of Conduct is available on our website, www.dxc.com, under About Us/Leadership and Governance/Ethics & Compliance. If any amendment to, or a waiver from, a provision of the Code of Conduct is made for any of our directors or executive officers, including our CEO, CFO and PAO, we intend to disclose such information on our website within four business days.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will appear in our 2026 Proxy Statement under the headings "Executive Compensation" and "Corporate Governance" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our equity compensation plans as of March 31, 2026. See Note 16 - "Stock Incentive Plans" of the consolidated financial statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,963,103	0.87	14,160,031
Equity compensation plans not approved by security holders	—	—	—
Total	13,963,103	0.87	14,160,031

Other information required by this Item will appear in the 2026 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will appear in our 2026 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear in our 2026 Proxy Statement under the heading "Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2027" and is incorporated herein by reference.

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

4.3	Form of DXC Technology Company’s 1.800% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.4	Form of DXC Technology Company’s 2.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
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

4.7	Form of DXC Capital Funding DAC’s 0.450% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.8	Form of DXC Capital Funding DAC’s 0.950% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (September 9, 2021) (file no. 001-38033))
4.9
Indenture, dated December 9, 2025, by and among DXC Capital Funding DAC, as issuer, DXC Technology Company and DXC Luxembourg International S.à r.l., as guarantors, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, as paying agent (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed December 9, 2025) (file no. 001-38033))

4.10	Form of DXC Capital Funding DAC’s 4.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to DXC Technology Company's Form 8-K (filed December 9, 2025) (file no. 001-38033))
4.11	Description of Securities (filed herewith)
10.1
Revolving Credit Agreement dated November 1, 2021 among DXC Technology Company, the financial institutions listed therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (filed November 4, 2021) (file no. 001-38033))

10.2
First Incremental Assumption Agreement dated as of November 1, 2023, which supplements that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (filed November 2, 2023) (file no. 001-38033))

10.3
Second Amendment dated October 23, 2025, to that certain Revolving Credit Agreement dated as of November 1, 2021 among DXC Technology Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (filed October 31, 2025) (file no. 001-38033))

10.4
Dealer Agreement, dated July 24, 2015, by and between CSC Capital Funding Limited, as issuer, Computer Sciences Corporation, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to Computer Sciences Corporation’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.5
Amendment No. 1 dated April 3, 2017, to the Dealer Agreement, dated July 24, 2015, by and between DXC Capital Funding Limited, as Issuer, DXC Technology Company, as Guarantor, Citibank Europe PLC, UK Branch, as Arranger, and the financial institutions listed therein, as Dealers (incorporated by reference to Exhibit 10.23 to DXC Technology Company's Annual Report on Form 10-K (filed May 29, 2018) (file no. 001-38033))

10.6
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to Computer Sciences Corporation 's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.7
First Amendment to the Purchase and Sale Agreement dated as of August 22, 2018, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, DXC Technology Services LLC and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed August 27, 2018) (file no. 001-38033))

10.8
Second Amendment to the Purchase and Sale Agreement dated as of September 24, 2018, among Computer Sciences Corporation, as Exiting Originator and Exiting Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Exiting Originators, DXC Technology Services LLC, as Originator, DXC Technology Company, as Servicer, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Current Report on Form 8-K (filed September 27, 2018) (file no. 001-38033))

10.9
Third Amendment to the Purchase and Sale Agreement dated as of August 21, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, as Existing Originator, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as New Originators, and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 12, 2019) (file no. 001-38033))

10.10
Fourth Amendment to the Purchase and Sale Agreement dated as of November 22, 2019, among DXC Technology Company, as Servicer, DXC Technology Services LLC, Alliance-One Services, Inc., Computer Sciences Corporation, CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation, and PDA Software Services LLC, as Existing Originators; CSC Puerto Rico LLC, CSC Covansys Corporation and Tribridge Holdings, LLC, as New Originators; and DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed February 7, 2020) (file no. 001-38033))

10.11
Fifth Amendment to the Purchase and Sale Agreement dated as of May 29, 2020, among DXC Technology Company, as Servicer, DXC MS LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed August 7, 2020) (file no. 001-38033))

10.12
Sixth Amendment to the Purchase and Sale Agreement dated as of August 6, 2020, among DXC Technology Company, as Servicer, PDA Software Services LLC as exiting Originator, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer and the various parties listed as remaining Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company’s Quarterly Report on Form 10-Q (filed November 6, 2020) (file no. 001-38033))

10.13^
Seventh Amendment to the Purchase and Sale Agreement dated as of July 29, 2022, among DXC Technology Company, as Servicer, DXC Receivables LLC (f/k/a CSC Receivables LLC), as Buyer, and the various parties listed as Originators (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (filed August 4, 2022) (file no. 001-38033))

10.14^
Receivables Purchase Agreement dated as of December 21, 2016 among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (conformed copy reflecting amendments through July 25, 2025) (incorporated by reference to Exhibit A to the Eighteenth Amendment to the Receivables Purchase Agreement filed as Exhibit 10.8 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (file no. 001-38033))

10.15^
Nineteenth Amendment to the Receivables Purchase Agreement dated as of September 22, 2025 among DXC Receivables LLC, as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (file no. 001-38033))

10.16
Fourth Amended and Restated Performance Guaranty dated as of February 18, 2020, made by DXC Technology Company, as Performance Guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the Purchasers (incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K (filed June 1, 2020)(file no. 001-38033))

10.17*
Amended and Restated DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))

10.18*
DXC Technology Company 2017 Non-Employee Director Incentive Plan (Amended and Restated effective August 13, 2020) (incorporated by reference to Appendix D to the Company's Proxy Statement for the 2020 Annual Meeting of Stockholder on Form DEF 14A (filed July 2, 2020) (file no.001-38033))

10.19*
Amendment to the Amended and Restated DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for the 2024 Annual Meeting of Stockholder on Form DEF 14A (filed June 14, 2024 (file no.001-38033))

10.20*	DXC Technology Company 2017 Share Purchase Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217053))
10.21*	DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (filed March 31, 2017) (file no. 333-217054))
10.22*
Amendment to DXC Technology Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (filed November 8, 2017) (file no. 001-38033))

10.23*^	Form of Fiscal 2027 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.24*^
Form of Fiscal 2026 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2025 (filed May 15, 2025) (file no. 001-38033)

10.25*^
Form of Fiscal 2025 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan ((incorporated by reference to Exhibit 10.34 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033))

10.26*^
Form of Fiscal 2024 Performance Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.27*^	Form of Fiscal 2027 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (filed herewith)
10.28*
Form of Fiscal 2026 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2025 (filed May 15, 2025) (file no. 001-38033))

10.29*
Form of Fiscal 2025 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan ((incorporated by reference to Exhibit 10.38 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033)))

10.30*
Form of Fiscal 2024 Service Based Restricted Stock Unit Award under the DXC Technology Company 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2023 (filed May 19, 2023) (file no. 001-38033))

10.31*
Form of Restricted Stock Unit Agreement under the DXC Technology Company 2017 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.32*
DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))

10.33*
Amendment to the DXC Technology Corporation Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.2 to DXC Technology Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018 (filed November 8, 2018) (file no. 001-38033))

10.34*
Amendment No. 2 to the DXC Technology Company Severance Plan for Senior Management and Key Employees (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2021 (filed May 28, 2021) (file no. 001-38033))

10.35*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Periodic Report on Form 8-K (filed April 6, 2017) (file no. 001-38033))
10.36*
Employment Agreement with Raul Fernandez dated March 31, 2024 Employment Agreement with Raul Fernandez dated March 31, 2024 (incorporated by reference to Exhibit 10.49 to DXC Technology Company’s Annual Report on Form 10-K for the period ended March 31, 2024 (filed May 17, 2024) (file no. 001-38033)

10.37*	Amendment to Employment Agreement with Raul Fernandez (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.38*^	Raul Fernandez Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.39*	Raul Fernandez Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.40*^	Rob Del Bene Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.41*	Rob Del Bene Service Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
10.42*	Letter Agreement with Rob Del Bene (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (filed May 14, 2025) (file no. 001-38033))
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2025 (filed May 15, 2025) (file no. 001-38033))
21	Significant Active Subsidiaries and Affiliates of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
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

DXC TECHNOLOGY COMPANY

Dated:	May 7, 2026	By:	/s/ Rob Del Bene
		Name:	Rob Del Bene
		Title:	Executive Vice President and Chief Financial Officer
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Raul Fernandez	President and Chief Executive Officer	May 7, 2026
Raul Fernandez	(Principal Executive Officer)

/s/ Rob Del Bene	Executive Vice President and Chief Financial Officer	May 7, 2026
Rob Del Bene	(Principal Financial Officer)

/s/ Christopher A. Voci	Senior Vice President and Corporate Controller	May 7, 2026
Christopher A. Voci	(Principal Accounting Officer)

/s/ David L. Herzog	Chairman	May 7, 2026
David L. Herzog

/s/ David A. Barnes	Director	May 7, 2026
David A. Barnes

/s/ Anthony Gonzalez	Director	May 7, 2026
Anthony Gonzalez

/s/ Pinkie Mayfield	Director	May 7, 2026
Pinkie Mayfield

/s/ Karl Racine	Director	May 7, 2026
Karl Racine

/s/ Dawn Rogers	Director	May 7, 2026
Dawn Rogers

/s/ Carrie Teffner	Director	May 7, 2026
Carrie Teffner

/s/ Akihiko Washington	Director	May 7, 2026
Akihiko Washington

/s/ Robert F. Woods	Director	May 7, 2026
Robert F. Woods