Form 10-Q
period 2026-06-30
DXC Technology Co
filed 2026-07-31
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
       ☐ Yes  ☒   No

159,778,689 shares of common stock, par value $0.01 per share, were outstanding on July 20, 2026.

PART I

ITEM 1. FINANCIAL STATEMENTS

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2026	June 30, 2025

Revenues	$2,999	$3,159

Costs of services (excludes depreciation and amortization and restructuring costs)	2,388	2,388
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	328	394
Depreciation and amortization	267	304
Restructuring costs	26	37
Interest expense	55	54
Interest income	(89)	(46)
Other income, net	(217)	(39)
Total costs and expenses	2,758	3,092

Income before income taxes	241	67
Income tax expense	115	49
Net income	126	18
Less: net income attributable to non-controlling interest, net of tax	4	2
Net income attributable to DXC common stockholders	$122	$16

Income per common share:
Basic	$0.75	$0.09
Diluted	$0.73	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025

Net income	$126	$18
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense (benefit) of $1 and $(15)	45	(32)
Cash flow hedges adjustments, net of tax expense (benefit) of $3 and $(2)	10	(7)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax benefit of $0 and $0	(1)	—
Pension and other post-retirement benefit plans, net of tax	(1)	—
Other comprehensive income (loss), net of taxes	54	(39)
Comprehensive income (loss)	180	(21)
Less: comprehensive income attributable to non-controlling interest	3	2
Comprehensive income (loss) attributable to DXC common stockholders	$177	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,957	$1,737
Receivables and contract assets, net of allowance of $25 and $27	2,892	2,973
Prepaid expenses	556	526
Other current assets	108	126
Total current assets	5,513	5,362
Intangible assets, net of accumulated amortization of $6,036 and $5,977	1,518	1,612
Operating right-of-use assets, net	637	663
Goodwill	527	527
Deferred income taxes, net	753	802
Property and equipment, net of accumulated depreciation of $3,210 and $3,229	1,129	1,122
Other assets	2,849	2,802
Total Assets	$12,926	$12,890
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	501	520
Accounts payable	689	561
Accrued payroll and related costs	587	564
Operating lease liabilities	234	232
Accrued expenses and other current liabilities	1,129	1,261
Deferred revenue and advance contract payments	715	748
Income taxes payable	61	53
Total current liabilities	3,916	3,939
Long-term debt, net of current maturities	3,003	3,032
Non-current deferred revenue	559	559
Non-current operating lease liabilities	436	463
Non-current income tax liabilities and deferred tax liabilities	500	502
Other long-term liabilities	1,184	1,186
Total Liabilities	9,598	9,681
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; none issued as of June 30, 2026 and March 31, 2026	—	—
Common stock, par value $0.01 per share; authorized 750,000,000 shares; issued 168,276,567 as of June 30, 2026 and 171,946,069 as of March 31, 2026	1	1
Additional paid-in capital	6,749	7,016
Accumulated deficit	(2,601)	(2,937)
Accumulated other comprehensive loss	(835)	(890)
Treasury stock, at cost, 7,392,532 and 6,460,358 shares as of June 30, 2026 and March 31, 2026	(257)	(249)
Total DXC stockholders’ equity	3,057	2,941
Non-controlling interest in subsidiaries	271	268
Total Equity	3,328	3,209
Total Liabilities and Equity	$12,926	$12,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$126	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	309
Goodwill impairment losses	—	14
Operating right-of-use expense	72	76
Share-based compensation	17	22
Deferred taxes	49	(12)
Gain on dispositions	(2)	(1)
Unrealized foreign currency exchange gain	(7)	(47)
Impairment losses and contract write-offs	—	1
Other non-cash charges, net	(2)	(3)
Changes in assets and liabilities:
(Increase) decrease in assets	(20)	90
Decrease in operating lease liability	(72)	(76)
Decrease in other liabilities	(14)	(205)
Net cash provided by operating activities	418	186

Cash flows from investing activities:
Purchases of property and equipment	(59)	(43)
Payments for transition and transformation contract costs	(23)	(30)
Software purchased and developed	(22)	(16)
Proceeds from sale of assets	5	10
Other investing activities, net	—	2
Net cash used in investing activities	(99)	(77)

Cash flows from financing activities:
Payments on finance leases and borrowings for asset financing	(38)	(49)
Taxes paid related to net share settlements of share-based compensation awards	(10)	(12)
Repurchase of common stock	(71)	(48)
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(120)	(110)
Effect of exchange rate changes on cash and cash equivalents	21	(3)
Net increase (decrease) in cash and cash equivalents	220	(4)
Cash and cash equivalents at beginning of year	1,737	1,796
Cash and cash equivalents at end of period	$1,957	$1,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended June 30, 2026
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2026	171,946	$1	$7,016	$(2,937)	$(890)	$(249)	$2,941	$268	$3,209
Net income				122			122	4	126
Other comprehensive loss					55		55	(1)	54
Share-based compensation expense			17				17		17
Acquisition of treasury stock						(8)	(8)		(8)
Share repurchase program	(6,704)		(284)	214			(70)		(70)
Stock option exercises and other common stock transactions	3,035						—		—
Balance at June 30, 2026	168,277	$1	$6,749	$(2,601)	$(835)	$(257)	$3,057	$271	$3,328

	Three Months Ended June 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				16			16	2	18
Other comprehensive income					(39)		(39)		(39)
Share-based compensation expense			22				22		22
Acquisition of treasury stock						(10)	(10)		(10)
Share repurchase program	(3,275)		(138)	88			(50)		(50)
Stock option exercises and other common stock transactions	2,397						—		—
Non-controlling interest distributions and other							—	(1)	(1)
Balance at June 30, 2025	185,978	$2	$7,561	$(3,347)	$(801)	$(247)	$3,168	$262	$3,430

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

Segment Structure

The Company’s three reportable segments align with how management assesses performance of the business and allocates resources: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Software & Services ("Insurance"). Across these segments, we embed AI, automation and data-driven capabilities into our solutions to improve efficiency, enhance operations and support better business outcomes for clients. See Note 16 - "Segment Information" for more information. Descriptions for each segment are provided below:

• Consulting & Engineering Services – Helps businesses use AI and data analytics to improve operations, automate tasks, and speed up their digital transformation. We provide software engineering, consulting, and custom and enterprise applications solutions that help companies manage essential functions, modernize processes, and drive innovation. We have strong expertise in industries like finance, automotive, manufacturing, healthcare, life sciences, travel, and the public sector. Our solutions help businesses stay competitive by improving efficiency, launching new products faster, expanding into new markets, and achieving their strategic goals.

• Global Infrastructure Services – Implements and operates the technology underpinning the critical systems of global businesses and governments. Clients trust us to secure, modernize, and operate their critical systems and improve workplace experience to support business growth. Services include the design, migration, and management of complex data center, mainframe, cloud, and network environments, with an emphasis on scalability, security, compliance, and cost efficiency. By leveraging a human-led, AI-driven Intelligent Operations approach, we deliver secure, reliable IT operations that clients trust. We also provide cross-industry business process services, which streamline clients’ core enterprise functions such as finance, HR, procurement, and customer service. The implementation of secure, reliable technology improves employee experiences and productivity by streamlining daily operations—such as device management, helpdesk support, and AI-powered automation—enabling seamless collaboration, reducing IT support demands, and lowering costs through intuitive, self-service tools.

• Insurance Software & Services – Provides software and services for Life and Wealth, Property & Casualty and Reinsurance providers, helping them optimize, run and digitally transform their operations. We help insurers modernize their technology landscape from heritage systems to advanced AI-powered solutions that enhance operational efficiency, improve customer experiences, and enable insurers to adopt a digital-first approach. Complementing our software solutions, we provide comprehensive business process services, leveraging deep industry expertise to support the full spectrum of insurance operations.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports and accounting principles generally accepted in the United States (“GAAP”). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“fiscal 2026”).

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

Recent Accounting Pronouncements

The following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board have not yet been adopted by DXC:

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

Other recently issued ASUs that have not yet been adopted are not expected to have a material effect on DXC's condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended
(in millions, except per-share amounts)	June 30, 2026	June 30, 2025
Net income attributable to DXC common shareholders:	$122	$16

Common share information:
Weighted average common shares outstanding for basic EPS	162.86	181.10
Dilutive effect of stock options and equity awards	3.41	3.86
Weighted average common shares outstanding for diluted EPS	166.27	184.96

Earnings per share:
Basic	$0.75	$0.09
Diluted	$0.73	$0.09

Certain share-based equity awards were excluded from the dilutive EPS calculation because they would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Stock Options	192,738	407,095
Restricted Stock Units	2,736,676	2,272,376
Performance Stock Units	4,152,795	144,891

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Beginning balance	$27	$32
Other adjustments to allowance and write-offs	(2)	(2)
Ending balance	$25	$30

Receivables Facility

The Company has an accounts receivable sales facility (as amended, restated, supplemented or otherwise modified, the “Receivables Facility”) with certain unaffiliated financial institutions (the “Purchasers”) for the sale of commercial accounts receivable in the United States up to a maximum amount of $400 million. The Receivables Facility was amended on July 24, 2026, extending the termination date to July 23, 2027.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2026, the total availability under the Receivables Facility was $359 million and the amount sold to the Purchasers was $367 million, which was derecognized from the Company’s balance sheet. As of June 30, 2026, the Company recorded a $8 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility was more than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Operating lease cost	$72	$76
Short-term lease cost	3	5
Variable lease cost	14	15
Sublease income	(3)	(3)
Total operating costs	$86	$93

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information below.

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$72	$76
ROU assets obtained in exchange for operating lease liabilities(1)	$47	$142

(1) Net of $150 million and $214 million in lease modifications and terminations for the three months ended June 30, 2026 and June 30, 2025, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2026	March 31, 2026
ROU operating lease assets	Operating right-of-use assets, net	$637	$663

Operating lease liabilities	Current operating lease liabilities	$234	$232
Operating lease liabilities	Non-current operating lease liabilities	436	463
Total operating lease liabilities		$670	$695

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average operating lease term was 3.6 years and 3.7 years as of June 30, 2026 and March 31, 2026, respectively. The weighted-average operating lease discount rate was 4.8% and 4.9% as of June 30, 2026 and March 31, 2026, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of June 30, 2026:

	Fiscal Year
(in millions)	Remainder of 2027	2028	2029	2030	2031	Thereafter	Total
Operating lease payments	$198	$226	$162	$64	$40	$46	$736
Less: imputed interest							(66)
Total operating lease liabilities							$670

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Amortization of right-of-use assets	$9	$15
Interest on lease liabilities	2	3
Total finance lease cost	$11	$18

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Interest paid for finance lease liabilities – Operating cash flows	$2	$3
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	29	38
Total cash paid in the measurement of finance lease obligations	$31	$41

Capital expenditures through finance lease obligations(1)	$4	$1

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2026	March 31, 2026
ROU finance lease assets	Property and Equipment, net	$67	$74

Finance lease	Short-term debt and current maturities of long-term debt	$82	$92
Finance lease	Long-term debt, net of current maturities	70	82
Total finance lease liabilities(1)		$152	$174

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The weighted-average finance lease term was 2.3 years and 2.3 years as of June 30, 2026 and March 31, 2026, respectively. The weighted-average finance lease discount rate was 6.1% and 6.0% as of June 30, 2026 and March 31, 2026, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of June 30, 2026:

	Fiscal Year
(in millions)	Remainder of 2027	2028	2029	2030	2031	Thereafter	Total
Finance lease payments	$70	$60	$25	$5	$1	$3	$164
Less: imputed interest							(12)
Total finance lease liabilities							$152

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of June 30, 2026 and March 31, 2026 were $105 million and $197 million, respectively. As of June 30, 2026, the related forecasted transactions extend through December 2026.

During the three months ended June 30, 2026 and June 30, 2025, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 – “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of June 30, 2026, $6 million of loss related to cash flow hedges reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of June 30, 2026 and March 31, 2026 were $1.1 billion and $1.3 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the pretax foreign currency (gain) loss to Other income, net:

	For the Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Foreign currency remeasurement(1)	$5	$(59)
Undesignated foreign currency forward contracts(2)	(6)	54
Total - Foreign currency (gain) loss	$(1)	$(5)

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of June 30, 2026, there were three counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $2 million.

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

As of June 30, 2026, DXC had $637 million of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 30, 2026, the pre-tax impact of gain on foreign currency-denominated debt designated for hedge accounting recognized in other comprehensive income (loss) was $5 million.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2026			As of March 31, 2026
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,353	$2,481	$872	$3,383	$2,507	$876
Customer related intangible assets	3,936	3,406	530	3,941	3,326	615
Other intangible assets	265	149	116	265	144	121
Total intangible assets	$7,554	$6,036	$1,518	$7,589	$5,977	$1,612

The components of amortization expense were as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Intangible asset amortization	$162	$180
Transition and transformation contract cost amortization(1)	38	45
Total amortization expense	$200	$225

(1)Transaction and transformation contract costs are included within other assets on the balance sheets. The balance within other assets was $560 million and $577 million as of June 30, 2026 and March 31, 2026, respectively.

Estimated future amortization related to intangible assets as of June 30, 2026 is as follows:

Fiscal Year	(in millions)
Remainder of 2027	$444
2028	338
2029	235
2030	193
2031	179
Thereafter	129
Total	$1,518

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended June 30, 2026.

(in millions)	Consulting & Engineering Services	Global Infrastructure Services	Insurance Services	Total
Balance as of March 31, 2026, net	$378	$—	$149	$527

Foreign currency translation(1)	—	—	—	—
Balance as of June 30, 2026, net	$378	$—	$149	$527

Goodwill, gross	3,597	5,080	1,420	10,097
Accumulated impairment losses	(3,219)	(5,080)	(1,271)	(9,570)
Balance as of June 30, 2026, net	$378	$—	$149	$527

(1) The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	June 30, 2026(1)	March 31, 2026(1)
Short-term debt and current maturities of long-term debt
$700 million Senior notes	1.80%	2027	400	400
Current maturities of finance lease liabilities	0.59% - 14.59%	2027 - 2028	82	92
Current maturities of other long-term debt	Various	2027 - 2028	19	28
Short-term debt and current maturities of long-term debt			$501	$520

Long-term debt, net of current maturities
€750 million Senior notes	0.45%	2028	856	862
$650 million Senior notes	2.375%	2029	648	648
€650 million Senior notes	4.25%	2031	726	731
€600 million Senior notes	0.95%	2032	683	687
Finance lease liabilities	0.59% - 14.59%	2027 - 2035	70	82
Borrowings for assets acquired under long-term financing	0.00% - 7.55%	2027 - 2033	6	7
Other borrowings	Various	2027 - 2035	14	15
Long-term debt, net of current maturities			3,003	3,032

Total debt			$3,504	$3,552

(1)The carrying amounts of the senior notes as of June 30, 2026 and March 31, 2026, include the remaining principal outstanding of $3,313 million and $3,328 million, respectively, net of total unamortized debt (discounts) and premiums, and deferred debt issuance costs of $24 million and $27 million, respectively.

Fair Value of Debt

The estimated fair value of the Company’s senior notes was $3.2 billion and $3.1 billion as of June 30, 2026 and March 31, 2026, respectively, compared with carrying value of $3.3 billion and $3.3 billion as of June 30, 2026 and March 31, 2026, respectively. Senior notes are classified as Level 2 within the fair value hierarchy.

Revolving Credit Facility

As of June 30, 2026, the Company's total liquidity was $5.0 billion, consisting of $2.0 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility, with no outstanding borrowings under the facility during or as of the three months ended June 30, 2026.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
United States	$742	$828
United Kingdom	401	480
Other Europe	1,039	1,038
Australia	288	259
Other International	529	554
Total Revenues	$2,999	$3,159

The revenue by geography pertains to both of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of June 30, 2026, approximately $16.3 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 33% of these remaining performance obligations in fiscal 2027, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, contract assets and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	June 30, 2026	March 31, 2026
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,929	$1,940
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$401	$379
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,274	$1,307

Change in contract liabilities were as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Balance, beginning of period	$1,307	$1,397
Deferred revenue	411	382
Recognition of deferred revenue	(441)	(479)
Currency translation adjustment	(1)	59
Other	(2)	(6)
Balance, end of period	$1,274	$1,353

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	June 30, 2026	March 31, 2026
Accrued expenses and other current liabilities	$20	$20
Other long-term liabilities	3	3
Total	$23	$23

Summary of Restructuring Plans

Fiscal 2027 Plan

During fiscal 2027, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2027 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2026	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Restructuring Liability as of June 30, 2026
Fiscal 2027 Plan
Workforce Reductions	$—	$16	$—	$(7)	$9
Facilities Costs	—	1	(1)	—	—
	—	17	(1)	(7)	9

Fiscal 2026 Plan
Workforce Reductions	$12	$—	$—	$(7)	$5
Facilities Costs	—	—	—	—	—
	12	—	—	(7)	5

Other Prior Year and Acquired Plans
Workforce Reductions	$10	$2	$—	$(3)	$9
Facilities Costs	1	7	—	(8)	—
	11	9	—	(11)	9
Total	$23	$26	$(1)	$(25)	$23

(1) Restructuring costs associated with right-of-use assets.

Included in restructuring costs for the first quarter of fiscal 2027 is $1 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Service cost	$12	$13
Interest cost	81	75
Expected return on assets	(125)	(117)
Amortization of prior service credit	(1)	(1)
Net periodic pension income	$(33)	$(30)

The service cost component of net periodic pension income is presented in costs of services, and selling, general and administrative and the other components of net periodic pension income are presented in Other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 47.7% and 73.1% for the three months ended June 30, 2026, and June 30, 2025, respectively. For the three months ended June 30, 2026, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a reduction in a deferred tax asset for stock based compensation. For the three months ended June 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to DXC’s investment in a wholly owned subsidiary, and a reduction in a deferred tax asset for stock based compensation.

As of June 30, 2026, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $20 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

In connection with the merger of Computer Sciences Corporation (“CSC”) and the Enterprise Services business of Hewlett Packard Enterprise Company (the “HPES Merger”), the Company entered into a tax matters agreement with Hewlett Packard Enterprise Company (“HPE”). HPE generally will be responsible for tax liabilities arising prior to the HPES Merger, and DXC is liable to HPE for income tax receivables it receives related to pre-HPES Merger periods. Pursuant to the tax matters agreement, the Company recorded a $14 million tax indemnification receivable related to uncertain tax positions, a $25 million tax indemnification receivable related to other tax payables, and a $91 million tax indemnification payable related to other tax receivables.

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

The Internal Revenue Service (the “IRS”) has examined, or is examining, the Company’s federal income tax returns for fiscal years 2009 through 2021. With respect to CSC’s fiscal years 2009 through 2017 federal tax returns, the Company participated in settlement negotiations with the IRS Office of Appeals. The IRS examined several issues for these tax years that resulted in various audit adjustments. The Company and the IRS Office of Appeals have settled various audit adjustments, and we disagree with the IRS’ disallowance of certain losses and deductions resulting from restructuring costs, foreign exchange losses, and a third-party financing transaction in previous years.

We have received notices of deficiency and a final partnership administrative adjustment with respect to fiscal years 2009, 2010, 2011 and 2013 and have timely filed petitions with the U.S. Tax Court.

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $511 million, inclusive of penalties and interest, which continues to accrue. The U.S. Tax Court held a trial on this matter in two sessions in August and October 2025. Post-trial briefing concluded in April 2026. A decision from the court is now pending.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $139 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $110 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’ motion for summary judgment. A trial date is pending.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $163 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $127 million, inclusive of penalties and interest, which continues to accrue. In March 2026, the Court granted the IRS’ motion for summary judgment. In June, 2026, the Company’s motion for reconsideration was denied. A final decision on the Company’s tax liability is pending.

As we believe we will ultimately prevail on the technical merits of the first and second issues above and are continuing to challenge them in the U.S. Tax Court, the first and second issues are not fully reserved and would result in incremental federal and state tax expense of approximately $530 million (including estimated interest and penalties) for the unreserved portion of these items, if we do not prevail. The total cash tax exposure across all three issues above is approximately $664 million. These amounts are net of an expected $84 million interest deduction tax benefit.

During fiscal 2024, the Company determined there were inadvertent omissions on previously filed tax returns related to gain recognition agreements and certain related tax forms and disclosures. The Company notified the IRS promptly and filed for relief under Treas. Reg. Sec. 1.367(a)-8(p) to correct the issue.

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2027. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2027. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2028. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2028.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended June 30, 2026, the Company’s liability for uncertain tax positions decreased by $3 million (excluding interest and penalties and related tax attributes).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Stockholders’ Equity

Share Repurchase Program

During the first quarter of fiscal 2027 and fiscal 2026, there were 6,704,651 and 3,275,268 shares repurchased under our Share Repurchase Program, respectively.

	Fiscal 2027			Fiscal 2026
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter
Open market purchases	6,704,651	$10.42	$70	3,275,268	$15.27	$50
Total	6,704,651	$10.42	$70	3,275,268	$15.27	$50

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(1,060)	$(19)	$189	$(890)
Other comprehensive income before reclassifications	46	(1)	—	45
Amounts reclassified from accumulated other comprehensive loss	—	11	(1)	10
Balance at June 30, 2026	$(1,014)	$(9)	$188	$(835)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Other comprehensive loss before reclassifications	(32)	(10)	—	(42)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Balance at June 30, 2025	$(980)	$(14)	$193	$(801)

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	13,441,505	$17.15	250,235	$20.41
Granted	7,832,632	$9.91	—	$—
Settled	(3,058,194)	$19.20	—	$—
Canceled/Forfeited	(731,721)	$26.86	—	$—
Outstanding as of June 30, 2026	17,484,222	$13.14	250,235	$20.41

Share-Based Compensation

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total share-based compensation cost	$17	$22
Related income tax benefit	$2	$3

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Cash paid for:
Interest	$37	$40
Taxes on income, net of refunds (1)	$66	$87

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$47	$142
Investing:
Capital expenditures in accounts payable and accrued expenses (3)	$61	$4
Capital expenditures through finance lease obligations	$4	$1
Financing:
Shares repurchased but not settled in cash	$1	$2

(1) Income tax refunds were $6 million and $4 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2) Net of $150 million and $214 million in lease modifications and terminations for the three months ended June 30, 2026 and June 30, 2025, respectively.
(3) Accrued expenses includes both short-term and long-term liabilities.

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

The Company reports its financial results under a segment structure designed to reflect the Company’s operational structure and the delivery of end-to-end IT services. The structure includes three reportable segments that align with how management assesses performance of the business and allocates resources: CES, GIS, and Insurance, as previously described above in Note 1 - “Summary of Significant Accounting Policies.” In connection with our segment reporting change, we have recast previously reported amounts across all reportable segments to conform to current segment presentation.

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

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Three Months Ended June 30, 2026
Revenues	$1,231	$1,449	$319	$2,999
Costs of services	(995)	(1,173)	(232)	(2,400)
Selling, general and administrative	(136)	(118)	(40)	(294)
Depreciation and amortization (1)	(19)	(143)	(18)	(180)
Other segment items (2)	19	23	5	47
Segment profit	$100	$38	$34	$172

Three Months Ended June 30, 2025
Revenues	$1,246	$1,600	$313	$3,159
Costs of services	(976)	(1,212)	(218)	(2,406)
Selling, general and administrative	(163)	(150)	(44)	(357)
Depreciation and amortization (1)	(24)	(169)	(23)	(216)
Other segment items (2)	22	28	5	55
Segment profit	$105	$97	$33	$235
(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented includes non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total profit for reportable segments	$172	$235
Corporate expenses	(22)	(19)
Subtotal	$150	$216
Restructuring costs	(26)	(37)
Transaction, separation and integration-related costs	—	(1)
Amortization of acquired intangible assets	(87)	(87)
Merger related indemnification	—	(2)
Gain on litigation award	168	—
Gains on dispositions	2	—
Impairment losses	—	(14)
Interest income	89	46
Interest expense	(55)	(54)
Income before income taxes	$241	$67
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment, and therefore, total assets by segment are not disclosed.

Note 17 – Other Liabilities

The following table provides the components of other liabilities:

	As of
(in millions)	June 30, 2026	March 31, 2026
Accrued Expenses and Other Current Liabilities
Indirect tax expenses	268	316
Employee-related obligations (1)	115	216
Operating expenses and other current liabilities (2)	746	729
Total	$1,129	$1,261

Other Long-term Liabilities
Indemnification obligations	$87	$83
Employee-related obligations (1)	502	507
Operating expenses and other long-term liabilities (2)	595	596
Total	$1,184	$1,186

(1) Includes the Company’s pension obligations and other certain employee-related obligations.
(2) Includes multi-year third-party software license agreements and accrued services for professional service providers and other vendors primarily related to program-level activities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of June 30, 2026 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2027	$411
2028	639
2029	536
2030	368
2031	335
Thereafter	172
Total	$2,461

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

In June 2025, the Company reached an agreement in principle to resolve all claims in the action. In October 2025, the parties executed a Stipulation of Settlement and submitted it to the Court for approval. In December 2025, the Court entered an order granting preliminary approval of the settlement. Notice of the pending settlement was thereafter sent to class members. In June 2026, the Court entered an order granting final approval of the settlement. The Company’s share of the settlement has been funded by its insurance carriers. This matter is now closed.

Tax Examinations: The Company is under IRS examination in the U.S. on its federal income tax returns for certain fiscal years and is in disagreement with the IRS on certain tax positions, which are currently being contested in the U.S. Tax Court. For more detail, see Note 12 – “Income Taxes.”

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TCS Litigation: In April 2019, the Company filed a lawsuit against Tata Consultancy Services Limited (“TCS”) and Tata America International Corporation alleging misappropriation of certain of the Company’s trade secrets. In November 2023, a trial was held in the United States District Court for the Northern District of Texas, and a jury found TCS liable for misappropriating the Company’s trade secrets and awarded the Company $70 million in compensatory damages and $140 million in punitive damages, for a total award of $210 million. In June 2024, the Court entered a final order in the case, affirming the jury’s verdict in the Company’s favor and revising the monetary award to $56 million in compensatory damages and $112 million in punitive damages. The Court also awarded the Company $26 million in prejudgment interest, post-judgment interest at an annual rate of 4.824%, and its attorney’s fees and costs, in an amount to be determined in a later order. The total award to the Company was $194 million, plus its attorney’s fees and costs. The Court also issued a permanent injunction enjoining TCS from, among other things, possessing, accessing, or using any of the Company’s trade secrets that were at issue in the case, and appointing a monitor to confirm, among other things, that TCS does not do so.

In August 2024, TCS filed a Notice of Appeal to the U.S. Court of Appeals for the Fifth Circuit. In April 2025, the Court of Appeals heard oral argument on the appeal. In November 2025, the Court of Appeals issued an order affirming the monetary award to the Company. The Court vacated the injunction and remanded to the District Court for the issuance of a revised injunction with a narrower scope. The District Court has issued an amended injunction, which preserved the ten-year monitorship imposed on TCS. The Company has moved to enforce the amended injunction, and will continue to do so where necessary.

In December 2025, TCS filed petitions with the Court of Appeals seeking panel rehearing and rehearing en banc. The Court denied both petitions. In March 2026, TCS filed a petition for writ of certiorari with the U.S. Supreme Court. The Company filed its response to the petition in May 2026. In June 2026, the U.S. Supreme Court denied TCS’s petition for writ of certiorari, thereby concluding the appeals process. Thereafter, the Company collected the full amount of the judgment, plus interest, in the amount of $214 million. The Company will continue to pursue collection of its previously awarded attorney’s fees and costs, the amount of which will be adjudicated in the District Court. This matter is otherwise closed.

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

Forward-looking statements include, among other things, statements with respect to our future financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies,restructuring plans, potential acquisitions and divestitures, competitive position, growth opportunities, artificial intelligence and technology initiatives, effective tax rates, liquidity and capital resources, capital return strategy, plans and objectives of management, the outcome of and costs associated with regulatory and litigation matters, and other matters.

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
•risks following the merger of Computer Sciences Corporation (“CSC”) and Enterprise Services business of Hewlett Packard Enterprise Company's (“HPE”) businesses, including anticipated tax treatment, unforeseen liabilities and future capital expenditures;
•risks following the spin-off of our former U.S. Public Sector business (the “USPS”) and its related mergers with Vencore Holding Corp. and KeyPoint Government Solutions in June 2018 to form Perspecta Inc. (including its successors and permitted assigns, “Perspecta”) (collectively, the "USPS Separation and Mergers"); and
•the other factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and subsequent SEC filings, including Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the first quarter of fiscal 2027 and our financial condition as of June 30, 2026. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the first quarters of fiscal 2027 and fiscal 2026. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

We generate revenue by offering a broad range of information technology services and solutions to customers primarily in North America, Europe, Asia, and Australia. Our financial results are reported through three reportable segments that reflect the Company’s operational structure and how we deliver end-to-end IT solutions: Consulting & Engineering Services ("CES"), Global Infrastructure Services ("GIS"), and Insurance Software & Services ("Insurance").

Key Metrics

Key revenue, profitability and cash flow metrics for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 are included below. Organic revenue, adjusted earnings before income taxes, and adjusted diluted earnings per share are non-GAAP financial measures. For more information see “Non-GAAP Financial Measures.”

•Revenues of $2,999 million, down 5.1% year-over-year (down 6.7% on an organic basis);
•EBIT was $207 million, with a corresponding margin of 6.9%. Adjusted EBIT was $150 million, down 30.6% year-over-year with a corresponding margin of 5.0%;
•Diluted earnings per share of $0.73, compared to $0.09 in the same period a year ago; adjusted diluted earnings per share of $0.40, compared to $0.68 in the same period a year ago;
•Cash generated from operations was $418 million, less capital expenditures of $104 million, resulted in free cash flow of $314 million, compared to free cash flow of $97 million in the prior-year period. Free cash flow in fiscal 2027 includes cash proceeds of $214 million related to the litigation judgment obtained against TCS, as discussed further in Note 18 - “Commitments and Contingencies”;
•Book-to-bill ratio (contract awards divided by quarterly revenue) of 0.99x, compared to 0.90x during fiscal 2026.

Segment Highlights

Consulting & Engineering Services

•Revenue was $1,231 million, down 1.2% year-over-year (down 3.0% on an organic basis).
•Segment profit was $100 million, down 4.8% year-over-year, with a corresponding margin of 8.1%.
•Book-to-bill ratio of 0.98x, compared to 1.19x during the first quarter of fiscal 2026.

Global Infrastructure Services

•Revenue was $1,449 million, down 9.4% year-over-year (down 11.1% on an organic basis).
•Segment profit was $38 million, down 60.8% year-over-year, with a corresponding margin of 2.6%.
•Book-to-bill ratio of 1.11x, compared to 0.74x during the first quarter of fiscal 2026.

Insurance Software & Services

•Revenue was $319 million, up 1.9% year-over-year (up 1.4% on an organic basis).
•Segment profit was $34 million, up 3.0% year-over-year, with a corresponding margin of 10.7%.
•Book-to-bill ratio of 0.54x, compared to 0.54x during the first quarter of fiscal 2026.

Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended		Percentage Change		Percentage of Revenue for the Three Months Ended
(in millions)	June 30, 2026	June 30, 2025	U.S. Dollars	Constant Currency(1)	June 30, 2026	June 30, 2025
Geographic Market
United States	$742	$828	(10.4)%	(10.4)%	24.7%	26.2%
United Kingdom	401	480	(16.5)%	(16.7)%	13.4%	15.2%
Other Europe	1,039	1,038	0.1%	(2.1)%	34.6%	32.9%
Australia	288	259	11.2%	0.4%	9.6%	8.2%
Other International	529	554	(4.5)%	(4.2)%	17.6%	17.5%
Total Revenues	$2,999	$3,159	(5.1)%	(6.7)%	100.0%	100.0%

Reportable Segments
CES	$1,231	$1,246	(1.2)%	(3.0)%	41.0%	39.4%
GIS	1,449	1,600	(9.4)%	(11.1)%	48.3%	50.6%
Insurance	319	313	1.9%	1.4%	10.6%	9.9%
Total Revenues	$2,999	$3,159	(5.1)%	(6.7)%	100.0%	100.0%

(1) Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the first quarter of fiscal 2027, our total revenue was $3.0 billion, a decrease of $160 million or 5.1%, compared to the same period a year ago. The decrease against the comparative period includes a 6.7% decline in organic revenue partially offset by a 1.6% favorable foreign currency exchange rate impact. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures".

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Costs and Expenses

Our total costs and expenses are provided below:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2026	2025	Dollar	Percent
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,388	$2,388	$—	—%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	328	394	(66)	(16.8)%
Depreciation and amortization	267	304	(37)	(12.2)%
Restructuring costs	26	37	(11)	(29.7)%
Interest expense	55	54	1	1.9%
Interest income	(89)	(46)	(43)	93.5%
Other income, net	(217)	(39)	(178)	456.4%
Total costs and expenses	$2,758	$3,092	$(334)	(10.8)%

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

COS was $2.4 billion for the first quarter of fiscal 2027, unchanged from the prior-year period. While the Company’s cost optimization initiatives reduced payroll and related employee benefit costs, professional services, and contractor-related expenses, cost reductions did not keep pace with the decline in revenue. As a result, gross margin was 20.4% for the first quarter of fiscal 2027, a decline of 400 basis points against the prior-year period.

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

SG&A was $328 million for the first quarter of fiscal 2027, a decrease of $66 million (-16.8%) compared to the prior-year period. The decline was primarily driven by lower payroll and related employee benefit costs, as well as reduced professional services and contractor related expenses. SG&A as a percentage of revenue was 10.9% for the first quarter of fiscal 2027, an improvement of 160 basis points against the prior-year period.

Depreciation and Amortization

Depreciation and amortization was $267 million for the first quarter of fiscal 2027, a decrease of $37 million (-12.2%) compared to the prior-year period. Depreciation expense decreased by $12 million due to lower average net property and equipment balances. Amortization expense decreased by $25 million due to lower software amortization and transition and transformation contract cost balances.

Restructuring Costs

During fiscal 2027, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. Total restructuring costs recorded, net of reversals, was $26 million for the first quarter of fiscal 2027, an $11 million decrease (-29.7%) compared to the prior-year period.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Income and Interest Expense

Net interest income (interest expense less interest income) was $34 million for the first quarter of fiscal 2027, an increase of $42 million as compared to the prior-year period. Included in this amount is $46 million of interest income from the TCS litigation judgment, as discussed in Note 18 - “Commitments and Contingencies.”

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

The components of Other income, net were as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025	Dollar Change
Non-service cost components of net periodic pension income	$(45)	$(43)	$(2)
Foreign currency gain	(1)	(5)	4
Gain on litigation	(168)	—	(168)
Other miscellaneous (gain) loss	(3)	9	(12)
Total	$(217)	$(39)	$(178)

Other income, net, increased $178 million compared to the prior-year period primarily due to:

•pension income ($2 million) - increase in net periodic pension income, primarily due to changes in expected returns on assets and other actuarial assumptions;
•foreign currency impact ($4 million) - change in foreign currency, primarily due to movements of exchange rates on our foreign currency-denominated assets and liabilities, related hedges including forward contracts to manage our exposure to economic risk, and the cost of our hedging program;
•gain on litigation ($168 million) - compensatory and punitive damages from the litigation judgment obtained against TCS; and
•other miscellaneous items ($12 million) - the Company recognized a $14 million impairment of goodwill in the first quarter of fiscal 2026 related to the change in operating segments.

Taxes

Our effective tax rate (“ETR”) was 47.7% and 73.1% for the first quarter of fiscal 2027 and the first quarter of fiscal 2026, respectively. For the first quarter of fiscal 2027, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a reduction in a deferred tax asset for stock based compensation. For the first quarter of fiscal 2026, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to DXC’s investment in a wholly owned subsidiary, and a reduction in a deferred tax asset for stock based compensation.

Earnings Per Share

Diluted EPS for the first quarter of fiscal 2027 was $0.73, compared to $0.09 in the first quarter of fiscal 2026. The increase in earnings per share was primarily due to the Company's increase in net income attributable to DXC common stockholders and a lower weighted average share count from the Company’s share repurchases.

Diluted EPS for the first quarter of fiscal 2027 includes $0.08 per share of restructuring costs, $0.28 per share of amortization of acquired intangible assets, $(0.69) per share of gain on litigation award, and $(0.01) per share of gains on dispositions.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Dollar Amount
	Three Months Ended June 30,		Change
(in millions)	2026	2025	Dollar	Percent
Income before income taxes	$241	$67	$174	NM(1)
Non-GAAP income before income taxes	$138	$208	$(70)	(33.7)%
Net income	$126	$18	$108	NM(1)
Adjusted EBIT	$150	$216	$(66)	(30.6)%

(1) Calculation is not meaningful ("NM") due to the gain from the TCS litigation judgment, as discussed in Note 18 - “Commitments and Contingencies.

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
•Gain on litigation award – reflects a gain related to the TCS litigation judgment.
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

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended June 30, 2026
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Amortization of Acquired Intangible Assets	Gain on Litigation Award	Gains on Dispositions	Non-GAAP Results
Income before income taxes	$241	$26	$87	$(214)	$(2)	$138
Income tax expense	115	12	40	(99)	(1)	67
Net income	126	14	47	(115)	(1)	71
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	4
Net income attributable to DXC common stockholders	$122	$14	$47	$(115)	$(1)	$67

Effective Tax Rate	47.7%					48.6%

Basic EPS	$0.75	$0.09	$0.29	$(0.71)	$(0.01)	$0.41
Diluted EPS	$0.73	$0.08	$0.28	$(0.69)	$(0.01)	$0.40

Weighted average common shares outstanding for:
Basic EPS	162.86	162.86	162.86	162.86	162.86	162.86
Diluted EPS	166.27	166.27	166.27	166.27	166.27	166.27

	Three Months Ended June 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	Impairment Losses	Tax Adjustments	Non-GAAP Results
Income before income taxes	$67	$37	$1	$87	$2	$14	$—	$208
Income tax expense	49	9	—	20	—	4	(2)	80
Net income	18	28	1	67	2	10	2	128
Less: net loss attributable to non-controlling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to DXC common stockholders	$16	$28	$1	$67	$2	$10	$2	$126

Effective Tax Rate	73.1%							38.5%

Basic EPS	$0.09	$0.15	$0.01	$0.37	$0.01	$0.06	$0.01	$0.70
Diluted EPS	$0.09	$0.15	$0.01	$0.36	$0.01	$0.05	$0.01	$0.68

Weighted average common shares outstanding for:
Basic EPS	181.10	181.10	181.10	181.10	181.10	181.10	181.10	181.10
Diluted EPS	184.96	184.96	184.96	184.96	184.96	184.96	184.96	184.96

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Total revenue growth	(5.1)%	(2.4)%
Foreign currency	(1.6)%	(2.0)%
Acquisition and divestitures	—%	0.1%
Organic revenue growth	(6.7)%	(4.3)%

CES revenue growth	(1.2)%	(2.7)%
Foreign currency	(1.8)%	(2.0)%
Acquisition and divestitures	—%	0.3%
CES organic revenue growth	(3.0)%	(4.4)%

GIS revenue growth	(9.4)%	(3.5)%
Foreign currency	(1.7)%	(2.2)%
Acquisition and divestitures	—%	—%
GIS organic revenue growth	(11.1)%	(5.7)%

Insurance revenue growth	1.9%	5.4%
Foreign currency	(0.5)%	(1.8)%
Acquisition and divestitures	—%	—%
Insurance organic revenue growth	1.4%	3.6%

Reconciliations of segment profit and adjusted EBIT to net income are as follows:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total profit for reportable segments	$172	$235
Corporate expenses	(22)	(19)
Adjusted EBIT	150	216
Restructuring costs	(26)	(37)
Transaction, separation and integration-related costs	—	(1)
Amortization of acquired intangibles	(87)	(87)
Merger related indemnification	—	(2)
Gain on litigation award	168	—
Gains on dispositions	2	—
Impairment losses	—	(14)
EBIT	207	75
Interest income	89	46
Interest expense	(55)	(54)
Income before income tax	241	67
Income tax expense	115	49
Net income	$126	$18

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of June 30, 2026, our cash and cash equivalents (“cash”) were $2.0 billion, of which $0.7 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025	Change
Net cash provided by (used in):
Operating activities	$418	$186	$232
Investing activities	(99)	(77)	(22)
Financing activities	(120)	(110)	(10)
Effect of exchange rate changes on cash and cash equivalents	21	(3)	24
Net increase (decrease) in cash and cash equivalents	$220	$(4)	$224

Cash and cash equivalents at beginning of year	1,737	1,796
Cash and cash equivalents at the end of period	$1,957	$1,792

Operating cash flow

Net cash provided by operating activities was $418 million and $186 million, respectively, during the first quarters of fiscal 2027 and fiscal 2026, reflecting a year-over-year increase of $232 million. The increase was primarily due to:

•a $147 million favorable change in net income, net of adjustments, primarily driven by the $214 million TCS litigation judgment; and
•an $85 million favorable change in working capital due to lower working capital outflows during the first quarter of fiscal 2027 primarily as a result of lower annual executive compensation payments.

The following table contains certain key working capital metrics:

	Three Months Ended
	June 30, 2026	June 30, 2025
Days of sales outstanding in accounts receivable	71	69
Days of purchases outstanding in accounts payable	(57)	(52)
Cash conversion cycle	14	17

Investing cash flow

Net cash used in investing activities was $99 million and $77 million, respectively, during the first quarters of fiscal 2027 and fiscal 2026, reflecting a year-over-year change of $22 million. The change was primarily due to:

•a $15 million increase in capital expenditures primarily from higher purchases of property and equipment; and
•a $7 million decrease in proceeds from asset sales and other net investing activities.

Financing cash flow

Net cash used in financing activities was $120 million and $110 million, respectively, during the first quarters of fiscal 2027 and fiscal 2026, reflecting a year-over-year change of $10 million. The change was primarily due to:

•a $21 million increase in share repurchase activity and related taxes paid on net share settlements; partially offset by
•an $11 million decrease in payments on capital leases and borrowings for asset financing, as the Company continues reducing the volume of these financing arrangements.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	June 30, 2026	March 31, 2026	Change
Short-term debt and current maturities of long-term debt	$501	$520	$(19)
Long-term debt, net of current maturities	3,003	3,032	(29)
Total debt	$3,504	$3,552	$(48)

The $48 million decrease in total debt during the first quarter of fiscal 2027 was driven by cash payments for finance leases and borrowings for asset financing exceeding new additions and the impact of the foreign currency exchange rate of U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of June 30, 2026 and June 30, 2025.

Our credit ratings are as follows:

Rating Agency	Long Term Ratings	Short Term Ratings	Outlook
Fitch	BBB-	F3	Stable
Moody’s	Baa3	P-3	Stable
S&P	BBB-	-	Stable

For information on the risks of ratings downgrades, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Our total liquidity of $5.0 billion as of June 30, 2026, includes $2.0 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility.

Share Repurchases

See Note 13 – “Stockholders’ Equity.”

Dividends

To maintain our financial flexibility, we continue to suspend payment of quarterly dividends for fiscal 2027.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to arrangements that include guarantees, the receivables securitization facility and certain other financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. We also use performance letters of credit to support various risk management insurance policies. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets. There have been no material changes to our off-balance-sheet arrangements reported under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, other than as disclosed in Note 3 – “Receivables” and Note 18 – “Commitments and Contingencies.”

Cash Commitments

There have been no material changes, outside the ordinary course of business, to our cash commitments since March 31, 2026. For further information see “Cash Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

For our minimum purchase cash commitments in connection with our long-term purchase agreements with certain software, hardware, telecommunication, and other service providers, see Note 18 – “Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets, and loss accruals for contingencies and litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended June 30, 2026, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting DXC, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Our exposure to market risk has not changed materially since March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended June 30, 2026 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 30, 2026, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	2,019,638	$12.38	2,019,638	$316,871,951
May 1, 2026 to May 31, 2026	3,565,377	$9.73	3,565,377	$282,175,245
June 1, 2026 to June 30, 2026	1,119,636	$9.11	1,119,636	$271,980,496

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of June 30, 2026, approximately $272 million worth of shares remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*^
Twentieth Amendment to the Receivables Purchase Agreement dated as of July 24, 2026, among DXC Receivables LLC (f/k/a CSC Receivables LLC), as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents

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

DXC TECHNOLOGY COMPANY

Dated:	July 30, 2026	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer