Form 10-Q
period 2026-09-30
DXC Technology Co
filed 2026-10-30
CIK 1688568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
       ☐ Yes  ☒   No

155,470,670 shares of common stock, par value $0.01 per share, were outstanding on October 19, 2026.

PART I

ITEM 1. FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2026 and September 30, 2025 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2026 and September 30, 2025 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2026 and September 30, 2025 (unaudited)	5

Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2026 and September 30, 2025 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1–Summary of Significant Accounting Policies	8
Note 2–Earnings Per Share	10
Note 3–Receivables	11
Note 4–Leases	11
Note 5–Derivative Instruments	14
Note 6–Intangible Assets	16
Note 7–Goodwill	17
Note 8–Debt	18
Note 9–Revenue	19
Note 10–Restructuring Costs	20
Note 11–Pension and Other Benefit Plans	21
Note 12–Income Taxes	21
Note 13–Stockholders’ Equity	24
Note 14–Stock Incentive Plans	25
Note 15–Cash Flows	26
Note 16–Segment Information	27
Note 17–Other Liabilities	29
Note 18–Commitments and Contingencies	30

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$3,034	$3,161	$6,033	$6,320

Costs of services (excludes depreciation and amortization and restructuring costs)	2,374	2,383	4,762	4,771
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	319	366	647	760
Depreciation and amortization	286	295	553	599
Restructuring costs	23	35	49	72
Interest expense	57	53	112	107
Interest income	(45)	(46)	(134)	(92)
Other income, net	(34)	(56)	(251)	(95)
Total costs and expenses	2,980	3,030	5,738	6,122

Income before income taxes	54	131	295	198
Income tax expense	41	91	156	140
Net income	13	40	139	58
Less: net (loss) income attributable to non-controlling interest, net of tax	(11)	4	(7)	6
Net income attributable to DXC common stockholders	$24	$36	$146	$52

Income per common share:
Basic	$0.15	$0.20	$0.91	$0.29
Diluted	$0.15	$0.20	$0.89	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$13	$40	$139	$58
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (1)	20	(75)	65	(107)
Cash flow hedges adjustments, net of tax (2)	5	(4)	15	(11)
Pension and other post-retirement benefit plans, net of tax:
Amortization of prior service cost, net of tax (3)	—	(2)	(1)	(2)
Pension and other post-retirement benefit plans, net of tax	—	(2)	(1)	(2)
Other comprehensive income (loss), net of taxes	25	(81)	79	(120)
Comprehensive income (loss)	38	(41)	218	(62)
Less: comprehensive (loss) income attributable to non-controlling interest	(9)	3	(6)	5
Comprehensive income (loss) attributable to DXC common stockholders	$47	$(44)	$224	$(67)
______________

(1) Tax expense (benefit) related to foreign currency translation adjustments was $1 and $2 for the three and six months ended September 30, 2026, respectively, and $0 and $(15) for the three and six months ended September 30, 2025, respectively.
(2) Tax expense (benefit) related to cash flow hedges adjustments was $1 and $4 for the three and six months ended September 30, 2026, respectively, and $(2) and $(4) for the three and six months ended September 30, 2025, respectively.
(3) Tax expense related to amortization of prior service costs was $0 and $0 for the three and six months ended September 30, 2026, respectively, and $0 and $0 for the three and six months ended September 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per-share and share amounts)	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,599	$1,737
Receivables and contract assets, net of allowance of $26 and $27	2,815	2,973
Prepaid expenses	447	526
Other current assets	119	126
Total current assets	4,980	5,362
Intangible assets, net of accumulated amortization of $6,133 and $5,977	1,370	1,612
Operating right-of-use assets, net	601	663
Goodwill	527	527
Deferred income taxes, net	785	802
Property and equipment, net of accumulated depreciation of $3,187 and $3,229	1,083	1,122
Other assets	2,864	2,802
Total Assets	$12,210	$12,890
LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	935	520
Accounts payable	614	561
Accrued payroll and related costs	568	564
Current operating lease liabilities	231	232
Accrued expenses and other current liabilities	1,222	1,261
Deferred revenue and advance contract payments	667	748
Income taxes payable	112	53
Total current liabilities	4,349	3,939
Long-term debt, net of current maturities	2,124	3,032
Non-current deferred revenue	468	559
Non-current operating lease liabilities	403	463
Non-current income tax liabilities and deferred tax liabilities	375	502
Other long-term liabilities	1,172	1,186
Total Liabilities	8,891	9,681
Commitments and contingencies
DXC stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized, none issued as of September 30, 2026 and March 31, 2026	—	—
Common stock, par value $0.01 per share, 750,000,000 shares authorized, 162,904,565 issued as of September 30, 2026 and 171,946,069 issued as of March 31, 2026	1	1
Additional paid-in capital	6,527	7,016
Accumulated deficit	(2,401)	(2,937)
Accumulated other comprehensive loss	(812)	(890)
Treasury stock, at cost, 7,443,916 and 6,460,358 shares as of September 30, 2026 and March 31, 2026	(258)	(249)
Total DXC stockholders’ equity	3,057	2,941
Non-controlling interest in subsidiaries	262	268
Total Equity	3,319	3,209
Total Liabilities and Equity	$12,210	$12,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$139	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560	611
Goodwill impairment losses	—	14
Operating right-of-use expense	140	153
Share-based compensation	33	46
Deferred taxes	13	22
Loss (gain) on dispositions	7	(5)
Provision for losses on accounts receivable	1	3
Unrealized foreign currency exchange gain	(6)	(38)
Impairment losses and contract write-offs	39	3
Other non-cash charges, net	(5)	(8)
Changes in assets and liabilities:
Decrease in assets	119	211
Decrease in operating lease liability	(140)	(153)
Decrease in other liabilities	(265)	(322)
Net cash provided by operating activities	635	595

Cash flows from investing activities:
Purchases of property and equipment	(133)	(87)
Payments for transition and transformation contract costs	(49)	(58)
Software purchased and developed	(48)	(113)
Proceeds from sale of assets	32	23
Other investing activities, net	11	13
Net cash used in investing activities	(187)	(222)

Cash flows from financing activities:
Principal payments on long-term debt	(400)	—
Payments on finance leases and borrowings for asset financing	(73)	(107)
Taxes paid related to net share settlements of share-based compensation awards	(11)	(13)
Repurchase of common stock	(132)	(124)
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(618)	(246)
Effect of exchange rate changes on cash and cash equivalents	32	(35)
Net (decrease) increase in cash and cash equivalents	(138)	92
Cash and cash equivalents at beginning of year	1,737	1,796
Cash and cash equivalents at end of period	$1,599	$1,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

DXC TECHNOLOGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Three Months Ended September 30, 2026
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2026	168,277	$1	$6,749	$(2,601)	$(835)	$(257)	$3,057	$271	$3,328
Net Income				24			24	(11)	13
Other comprehensive income					23		23	2	25
Share-based compensation expense			16				16		16
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(5,663)		(238)	176			(62)		(62)
Stock option exercises and other common stock transactions	291						—		—
Balance at September 30, 2026	162,905	$1	$6,527	$(2,401)	$(812)	$(258)	$3,057	$262	$3,319

	Three Months Ended September 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at June 30, 2025	185,978	$2	$7,561	$(3,347)	$(801)	$(247)	$3,168	$262	$3,430
Net income				36			36	4	40
Other comprehensive loss					(80)		(80)	(1)	(81)
Share-based compensation expense			24				24		24
Acquisition of treasury stock						(1)	(1)		(1)
Share repurchase program	(5,318)		(225)	149			(76)		(76)
Stock option exercises and other common stock transactions	261						—		—
Balance at September 30, 2025	180,921	$2	$7,360	$(3,162)	$(881)	$(248)	$3,071	$265	$3,336

	Six Months Ended September 30, 2026
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock(1)	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2026	171,946	$1	$7,016	$(2,937)	$(890)	$(249)	$2,941	$268	$3,209
Net income				146			146	(7)	139
Other comprehensive income					78		78	1	79
Share-based compensation expense			33				33		33
Acquisition of treasury stock						(9)	(9)		(9)
Share repurchase program	(12,367)		(522)	390			(132)		(132)
Stock option exercises and other common stock transactions	3,326						—		—
Balance at September 30, 2026	162,905	$1	$6,527	$(2,401)	$(812)	$(258)	$3,057	$262	$3,319

	Six Months Ended September 30, 2025
(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total DXC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2025	186,856	$2	$7,677	$(3,451)	$(762)	$(237)	$3,229	$261	$3,490
Net income				52			52	6	58
Other comprehensive loss					(119)		(119)	(1)	(120)
Share-based compensation expense			46				46		46
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program	(8,593)		(363)	237			(126)		(126)
Stock option exercises and other common stock transactions	2,658						—		—
Non-controlling interest distributions and other				—			—	(1)	(1)
Balance at September 30, 2025	180,921	$2	$7,360	$(3,162)	$(881)	$(248)	$3,071	$265	$3,336
_____________

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

Recent Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board have not yet been adopted by DXC:

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
(in millions, except per-share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to DXC common shareholders:	$24	$36	$146	$52

Common share information:
Weighted average common shares outstanding for basic EPS	158.16	177.43	160.50	179.26
Dilutive effect of stock options and equity awards	3.83	1.72	3.89	2.50
Weighted average common shares outstanding for diluted EPS	161.99	179.15	164.39	181.76

Earnings per share:
Basic	$0.15	$0.20	$0.91	$0.29
Diluted	$0.15	$0.20	$0.89	$0.29

Certain share-based equity awards were excluded from the dilutive EPS calculation because they would have an anti-dilutive effect. The number of awards excluded were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock Options	58,842	275,643	125,424	341,010
Restricted Stock Units	2,623,520	1,147,221	2,669,400	1,043,219
Performance Stock Units	99,113	4,057,854	713,911	3,063,239

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3 – Receivables

Allowance for Doubtful Accounts

The following table presents the change in balance for the allowance for doubtful accounts:

	As of
(in millions)	September 30, 2026	September 30, 2025
Beginning balance	$27	$32
Provisions for losses on accounts receivable	1	3
Other adjustments to allowance and write-offs	(2)	(13)
Ending balance	$26	$22

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

As of September 30, 2026, the total availability under the Receivables Facility was $400 million and the amount sold to the Purchasers was $397 million, which was derecognized from the Company’s balance sheet. As of September 30, 2026, the Company recorded a $3 million asset within accounts receivable because the amount of cash proceeds received by the Company under the Receivables Facility was less than the total availability.

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

Operating Leases

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$68	$77	$140	$153
Short-term lease cost	3	3	6	8
Variable lease cost	14	19	28	34
Sublease income	(3)	(4)	(6)	(7)
Total operating costs	$82	$95	$168	$188

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the supplemental cash flow information below.

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities – operating cash flows	$140	$153
ROU assets obtained in exchange for operating lease liabilities(1)	$82	$165
_______________

(1) Net of $208 million and $406 million in lease modifications and terminations during the first six months of fiscal 2027 and 2026, respectively. See Note 15 – “Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents operating lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2026	March 31, 2026
ROU operating lease assets	Operating right-of-use assets, net	$601	$663

Operating lease liabilities	Current operating lease liabilities	$231	$232
Operating lease liabilities	Non-current operating lease liabilities	403	463
Total operating lease liabilities		$634	$695

The weighted-average operating lease term was 3.4 years and 3.7 years as of September 30, 2026 and March 31, 2026, respectively. The weighted-average operating lease discount rate was 4.8% and 4.9% as of September 30, 2026 and March 31, 2026, respectively.

The following maturity analysis presents expected undiscounted cash payments for operating leases as of September 30, 2026:

	Fiscal Year
(in millions)	Remainder of 2027	2028	2029	2030	2031	Thereafter	Total
Operating lease payments	$136	$235	$168	$67	$42	$49	$697
Less: imputed interest							(63)
Total operating lease liabilities							$634

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization of right-of-use assets	$7	$14	$16	$28
Interest on lease liabilities	2	3	4	6
Total finance lease expense	$9	$17	$20	$34

The following table provides supplemental cash flow information related to the Company’s finance leases:

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025
Interest paid for finance lease liabilities – Operating cash flows	$4	$6
Cash paid for amounts included in the measurement of finance lease obligations – financing cash flows	54	76
Total cash paid in the measurement of finance lease obligations	$58	$82

Capital expenditures through finance lease obligations(1)	$5	$4
_____________

(1) See Note 15 – ”Cash Flows” for further information on non-cash activities affecting cash flows.

The following table presents finance lease balances:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2026	March 31, 2026
ROU finance lease assets	Property and Equipment, net	$55	$74

Finance lease	Short-term debt and current maturities of long-term debt	$73	$92
Finance lease	Long-term debt, net of current maturities	58	82
Total finance lease liabilities(1)		$131	$174
_____________

(1) See Note 8 – “Debt” for further information on finance lease liabilities.

The weighted-average finance lease term was 2.2 years and 2.3 years as of September 30, 2026 and March 31, 2026, respectively. The weighted-average finance lease discount rate was 6.1% and 6.0% as of September 30, 2026 and March 31, 2026, respectively.

The following maturity analysis presents expected undiscounted cash payments for finance leases as of September 30, 2026:

	Fiscal Year
(in millions)	Remainder of 2027	2028	2029	2030	2031	Thereafter	Total
Finance lease payments	$43	$61	$26	$6	$2	$3	$141
Less: imputed interest							(10)
Total finance lease liabilities							$131

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

Derivatives Designated for Hedge Accounting

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce foreign currency risk related to certain Indian Rupee-denominated obligations and forecasted transactions. The notional amounts of foreign currency forward contracts designated as cash flow hedges as of September 30, 2026 and March 31, 2026 were $41 million and $197 million, respectively. As of September 30, 2026, the related forecasted transactions extend through December 2026.

During the six months ended September 30, 2026 and September 30, 2025, respectively, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur.

See Note 13 - “Stockholders’ Equity” for changes in accumulated other comprehensive loss, net of taxes, related to the Company’s derivatives designated for hedge accounting. As of September 30, 2026, $3 million of loss related to cash flow hedges reported in accumulated other comprehensive loss is expected to be reclassified into earnings within the next 12 months.

Derivatives Not Designated for Hedge Accounting

The derivative instruments not designated as hedges for purposes of hedge accounting include certain short-term foreign currency forward contracts. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Foreign currency forward contracts

The Company manages the exposure to fluctuations in foreign currencies by using primarily short-term foreign currency forward contracts to hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and forecasted transactions. The net notional amounts of the foreign currency forward contracts outstanding as of September 30, 2026 and March 31, 2026 were $1.1 billion and $1.3 billion, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the foreign currency (gain) loss to Other income, net:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency remeasurement (1)	$(4)	$—	$1	$(59)
Undesignated foreign currency forward contracts (2)	5	(2)	(1)	52
Total - Foreign currency (gain) loss	$1	$(2)	$—	$(7)
_____________

(1) Movements from exchange rates on the Company’s foreign currency-denominated assets and liabilities.
(2) Movements from hedges used to manage the Company’s foreign currency remeasurement exposure, and the associated costs of the hedging program.

Other Risks for Derivative Instruments

The Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. With respect to its foreign currency derivatives, as of September 30, 2026, there were two counterparties with concentration of credit risk, and based on gross fair value, the maximum amount of loss that the Company could incur is $2 million.

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

As of September 30, 2026, DXC had $633 million of foreign currency-denominated intercompany debt designated as hedges of net investments in non-U.S. subsidiaries. For the three and six months ended September 30, 2026, the pre-tax gain on foreign currency-denominated intercompany debt designated for hedge accounting recognized in other comprehensive income was $4 million and $9 million, respectively.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2026			As of March 31, 2026
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$3,308	$2,494	$814	$3,383	$2,507	$876
Customer related intangible assets	3,937	3,493	444	3,941	3,326	615
Other intangible assets	258	146	112	265	144	121
Total intangible assets	$7,503	$6,133	$1,370	$7,589	$5,977	$1,612

The components of amortization expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Intangible asset amortization	$185	$180	$347	$360
Transition and transformation contract cost amortization(1)	37	41	75	86
Total amortization expense	$222	$221	$422	$446
_____________

(1)Transaction and transformation contract costs are included within other assets on the balance sheets. The balance within other assets is $513 million and $577 million as of September 30, 2026 and March 31, 2026, respectively.

Estimated future amortization related to intangible assets as of September 30, 2026 is as follows:

Fiscal Year	(in millions)
Remainder of 2027	$307
2028	344
2029	234
2030	187
2031	176
Thereafter	122
Total	$1,370

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 – Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by segment, for the six months ended September 30, 2026.

(in millions)	Consulting & Engineering Services	Global Infrastructure Services	Insurance Services	Total
Balance as of March 31, 2026, net	$378	$—	$149	$527
Foreign currency translation(1)	—	—	—	—
Balance as of September 30, 2026, net	$378	$—	$149	$527

Goodwill, gross	3,597	5,080	1,420	10,097
Accumulated impairment losses	(3,219)	(5,080)	(1,271)	(9,570)
Balance as of September 30, 2026, net	$378	$—	$149	$527
_____________
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

For the Company’s annual goodwill impairment assessment as of July 1, 2026, the Company chose the option to bypass the initial qualitative assessment stage and proceed directly to the quantitative goodwill impairment test. The test concluded that the fair value of the Company’s CES and Insurance reporting units exceeded their respective carrying amounts. The goodwill balances for CES and Insurance were not impaired.

As part of the test, the quantitative analysis for the CES reporting unit, which holds goodwill of $378 million as of July 1, 2026, showed that fair value exceeded carrying value by 13%. In the event that there is a significant unfavorable change to the revenue growth rates included in the forecasted cash flows as well as terminal value of the reporting unit used in the fair value estimates, we may be required to record an impairment of goodwill at a future date.

As of September 30, 2026, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2026.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 8 – Debt

The following is a summary of the Company’s debt:

(in millions)	Interest Rates	Fiscal Year Maturities	September 30, 2026(1)	March 31, 2026(1)
Short-term debt and current maturities of long-term debt
$700 million Senior notes	1.80%	2027	—	400
€750 million Senior notes	0.45%	2028	851	—
Current maturities of finance lease liabilities	0.59% - 14.59%	2027 - 2028	73	92
Current maturities of other long-term debt	Various	2027 - 2028	11	28
Short-term debt and current maturities of long-term debt			$935	$520

Long-term debt, net of current maturities
€750 million Senior notes	0.45%	2028	—	862
$650 million Senior notes	2.375%	2029	648	648
€650 million Senior notes	4.25%	2031	722	731
€600 million Senior notes	0.95%	2032	678	687
Finance lease liabilities	0.59% - 14.59%	2027 - 2035	58	82
Borrowings for assets acquired under long-term financing	0.00% - 7.55%	2027 - 2033	5	7
Other borrowings	Various	2027 - 2035	13	15
Long-term debt, net of current maturities			2,124	3,032

Total debt			$3,059	$3,552
_____________

(1)The carrying amounts of the senior notes as of September 30, 2026 and March 31, 2026, include the remaining principal outstanding of $2,900 million and $3,328 million, respectively, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $22 million and $27 million, respectively.

Fair Value of Debt

The estimated fair value of the Company’s senior notes was $2.7 billion and $3.1 billion as of September 30, 2026 and March 31, 2026, respectively, compared with a carrying value of $2.9 billion and $3.3 billion, respectively. Senior notes are classified as Level 2 within the fair value hierarchy.

Revolving Credit Facility

As of September 30, 2026, the Company's total liquidity was $4.6 billion, consisting of $1.6 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility, with no borrowings outstanding under the facility at any time during the fiscal year.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 9 – Revenue

Revenue Recognition

The following table presents DXC’s revenues disaggregated by geography, based on the location of incorporation of the DXC entity providing the related goods or services:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$747	$821	$1,489	$1,649
United Kingdom	465	464	866	944
Other Europe	995	1,040	2,034	2,078
Australia	283	275	571	534
Other International	544	561	1,073	1,115
Total Revenues	$3,034	$3,161	$6,033	$6,320

The revenue by geography pertains to all of the Company’s reportable segments. Refer to Note 16 – “Segment Information” for the Company’s segment disclosures.

Remaining Performance Obligations

As of September 30, 2026, approximately $15.8 billion of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 25% of these remaining performance obligations in fiscal 2027, with the remainder of the balance recognized thereafter.

Contract Balances

The following table provides information about the balances of the Company’s trade receivables, contract assets, and contract liabilities:

		As of
(in millions)	Balance Sheet Line Item	September 30, 2026	March 31, 2026
Trade receivables, net	Receivables and contract assets, net of allowance for doubtful accounts	$1,839	$1,940
Contract assets	Receivables and contract assets, net of allowance for doubtful accounts	$414	$379
Contract liabilities	Deferred revenue and advance contract payments and Non-current deferred revenue	$1,135	$1,307

Changes in contract liabilities were as follows:

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025
Balance, beginning of period	$1,307	$1,397
Deferred revenue	786	771
Recognition of deferred revenue	(957)	(945)
Currency translation adjustment	1	51
Other	(2)	(7)
Balance, end of period	$1,135	$1,267

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 10 – Restructuring Costs

The composition of restructuring liabilities by financial statement line items is as follows:

	As of
(in millions)	September 30, 2026	March 31, 2026
Accrued expenses and other current liabilities	$16	$20
Other long-term liabilities	3	3
Total	$19	$23

Summary of Restructuring Plans

Fiscal 2027 Plan

During fiscal 2027, management approved global cost savings initiatives designed to better align the Company’s workforce, facility and data center requirements (the “Fiscal 2027 Plan”).

Restructuring Liability Reconciliations by Plan

	Restructuring Liability as of March 31, 2026	Costs Expensed, Net of Reversals	Costs Not Affecting Restructuring Liability(1)	Cash Paid	Other(2)	Restructuring Liability as of September 30, 2026
Fiscal 2027 Plan
Workforce Reductions	$—	$31	$—	$(21)	$—	$10
Facilities Costs	—	2	(2)	—	—	—
	—	33	(2)	(21)	—	10
Fiscal 2026 Plan
Workforce Reductions	$12	$—	$—	$(9)	$1	$4
Facilities Costs	—	1	(1)	—	—	—
	12	1	(1)	(9)	1	4
Other Prior Year and Acquired Plans
Workforce Reductions	$10	$1	$—	$(6)	$—	$5
Facilities Costs	1	14	(1)	(13)	(1)	—
	11	15	(1)	(19)	(1)	5
Total	$23	$49	$(4)	$(49)	$—	$19
_____________

(1) Restructuring costs associated with right-of-use assets.
(2) Foreign currency translation adjustments.

Included in restructuring costs for the six months of fiscal 2027 is $2 million related to amortization of the right-of-use asset and interest expense for leased facilities that have been vacated but are being actively marketed for sublease or we are in negotiations with the landlord to potentially terminate or modify those leases.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 11 – Pension and Other Benefit Plans

Defined Benefit Plans

The components of net periodic pension income were:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service cost	$12	$13	$24	$26
Interest cost	80	76	161	151
Expected return on assets	(125)	(118)	(250)	(235)
Amortization of prior service costs	(1)	(1)	(2)	(2)
Net periodic pension income	$(34)	$(30)	$(67)	$(60)

The service cost component of net periodic pension income is presented in costs of services and selling, general and administrative and the other components of net periodic pension income are presented in Other income, net.

Note 12 – Income Taxes

The Company’s effective tax rate (“ETR”) was 75.9% and 69.5% for the three months ended September 30, 2026, and September 30, 2025, respectively, and 52.9% and 70.7% for the six months ended September 30, 2026, and September 30, 2025, respectively. For the three months ended September 30, 2026, the primary drivers of the ETR were the global mix of income, and U.S. tax on foreign income. For the six months ended September 30, 2026, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in a deferred tax asset for stock based compensation. For the three months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company's investment in a wholly owned subsidiary. For the six months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation.

As of September 30, 2026, the Company had undistributed earnings from foreign subsidiaries that were not indefinitely reinvested and had a deferred tax liability of $19 million for the estimated taxes associated with the repatriation of these earnings. The Company also had undistributed earnings and other outside basis differences in foreign subsidiaries that were indefinitely reinvested for which no taxes have been provided and the quantification of the deferred tax liability, if any, was not practicable. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

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

The U.S. Tax Court cases generally involve three primary issues. The first issue pertains to a capital loss the Company claimed in fiscal year 2013 in the amount of $651 million, which the IRS subsequently disallowed, and for which it proposed a substantial understatement penalty. The total cash tax payment the IRS is seeking is approximately $520 million, inclusive of penalties and interest, which continues to accrue. The U.S. Tax Court held a trial on this matter in two sessions in August and October 2025. Post-trial briefing concluded in April 2026. A decision from the court is now pending.

The second issue pertains to the Company’s deduction for restructuring expenses in fiscal year 2013 in the amount of $139 million, which the IRS has disputed. The total cash tax payment the IRS is seeking is approximately $111 million, inclusive of penalties and interest, which continues to accrue. In January 2025, the Court denied the IRS’ motion for summary judgment. This issue is set for trial in November 2027.

The third issue primarily pertains to foreign currency losses from 2009 that the Company claimed in fiscal years 2010 and 2011 in the amount of $163 million, resulting from the depreciation of the U.S. dollar against the Euro over an eight-year period (from 2001 to 2009) upon termination of a partnership interest involving two entities with different functional currencies. The total cash tax payment the IRS is seeking is approximately $129 million, inclusive of penalties and interest. In March 2026, the Court granted the IRS’ motion for summary judgment. In June 2026, the Company’s motion for reconsideration was denied. In August 2026, the Company made a deposit of approximately $122 million of tax and estimated interest with the IRS under Section 6603 of the Internal Revenue Code to suspend the accrual of further interest on most of the IRS’ claim. A final decision on the Company’s tax liability is pending.

As we believe we will ultimately prevail on the technical merits of the first and second issues above and are continuing to challenge them in the U.S. Tax Court, the first and second issues are not fully reserved and would result in incremental federal and state tax expense of approximately $537 million (including estimated interest and penalties) for the unreserved portion of these items, if we do not prevail. The total cash tax exposure across all three issues above is approximately $551 million after taking into account the Section 6603 deposit and net of an expected $87 million interest deduction tax benefit.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s fiscal years 2009, 2010, and 2013 are in the U.S. Tax Court, and consequently these years will remain open until such proceedings have concluded. The Company has agreed to extend the statute of limitations for fiscal and tax return years 2014 through 2021 to December 31, 2027. The Company expects to reach resolution for fiscal and tax return years 2009 through 2011 no earlier than fiscal year 2027. The Company expects to reach resolution for fiscal and tax return years 2012 and 2013 no earlier than fiscal year 2029. The Company expects to reach resolution for fiscal and tax return years 2014 through 2021 no earlier than fiscal year 2028.

The Company may settle certain other tax examinations for different amounts than the Company has accrued as uncertain tax positions. Consequently, the Company may need to accrue and ultimately pay additional amounts or pay lower amounts than previously estimated and accrued when positions are settled in the future. For the three months ended September 30, 2026, the Company’s liability for uncertain tax positions decreased by $2 million (excluding interest and penalties and related tax attributes).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 13 – Stockholders’ Equity

Share Repurchase Program

Share repurchase activity for the first six months of fiscal 2027 and fiscal 2026 was as follows:

	Fiscal 2027			Fiscal 2026
Fiscal Period	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)	Number of Shares Repurchased	Average Price Per Share	Amount (in millions)
1st Quarter	6,704,651	$10.42	$70	3,275,268	$15.27	$50
2nd Quarter	5,662,754	$10.60	60	5,317,898	$14.10	75
Total	12,367,405	$10.50	$130	8,593,166	$14.55	$125

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(1,060)	$(19)	$189	$(890)
Other comprehensive income before reclassifications	64	(2)	—	62
Amounts reclassified from accumulated other comprehensive loss	—	17	(1)	16
Balance at September 30, 2026	$(996)	$(4)	$188	$(812)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(948)	$(7)	$193	$(762)
Other comprehensive loss before reclassifications	(106)	(19)	—	(125)
Amounts reclassified from accumulated other comprehensive loss	—	8	(2)	6
Balance at September 30, 2025	$(1,054)	$(18)	$191	$(881)

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

	Employee Equity Plan		Director Equity Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2026	13,441,505	$17.15	250,235	$20.41
Granted	9,364,378	$10.21	183,500	$11.02
Settled	(3,217,224)	$19.13	(131,722)	$14.24
Canceled/Forfeited	(2,109,937)	$17.73	—	$—
Outstanding as of September 30, 2026	17,478,722	$12.99	302,013	$17.39

Share-Based Compensation

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total share-based compensation cost	$16	$24	$33	$46
Related income tax benefit	$3	$3	$5	$6

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025
Cash paid for:
Interest	$98	$102
Taxes on income, net of refunds (1)	$225	$145

Non-cash activities:
Operating:
ROU assets obtained in exchange for lease, net (2)	$82	$165
Investing:
Capital expenditures in accounts payable and accrued expenses (3)	$62	$508
Capital expenditures through finance lease obligations	$5	$4
Assets acquired under long-term financing	$—	$3
Financing:
Shares repurchased but not settled in cash	$2	$2
_____________

(1) Income tax refunds were $17 million and $35 million for the six months ended September 30, 2026 and September 30, 2025, respectively.
(2) Net of $208 million and $406 million in lease modifications and terminations during the first six months of fiscal 2027 and 2026, respectively.
(3) Accrued expenses includes both short-term and long-term liabilities.

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

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Segment Measures

The following table summarizes operating results regularly provided to the CODM by reportable segment and a reconciliation to the financial statements:

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Three Months Ended September 30, 2026
Revenues	$1,213	$1,427	$394	$3,034
Costs of services	(959)	(1,132)	(272)	(2,363)
Selling, general and administrative	(129)	(107)	(42)	(278)
Depreciation and amortization(1)	(17)	(142)	(40)	(199)
Other segment items(2)	17	20	5	42
Segment profit	$125	$66	$45	$236

Three Months Ended September 30, 2025
Revenues	$1,255	$1,586	$320	$3,161
Costs of services	(962)	(1,195)	(230)	(2,387)
Selling, general and administrative	(143)	(135)	(41)	(319)
Depreciation and amortization(1)	(24)	(158)	(25)	(207)
Other segment items(2)	19	24	4	47
Segment profit	$145	$122	$28	$295

(in millions)	CES	GIS	Insurance	Total Reportable Segments
Six Months Ended September 30, 2026
Revenues	$2,444	$2,876	$713	$6,033
Costs of services	(1,954)	(2,305)	(504)	(4,763)
Selling, general and administrative	(265)	(225)	(82)	(572)
Depreciation and amortization(1)	(36)	(285)	(58)	(379)
Other segment items(2)	36	43	10	89
Segment profit	$225	$104	$79	$408

Six Months Ended September 30, 2025
Revenues	$2,501	$3,186	$633	$6,320
Costs of services	(1,938)	(2,407)	(448)	(4,793)
Selling, general and administrative	(306)	(285)	(85)	(676)
Depreciation and amortization(1)	(48)	(327)	(48)	(423)
Other segment items(2)	41	52	9	102
Segment profit	$250	$219	$61	$530
_____________

(1) Depreciation and amortization as presented excludes amortization of acquired intangible assets.
(2) Other segment items as presented include non-service cost components of net periodic pension income and other miscellaneous segment gains/(losses).

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Reconciliation of Reportable Segment Profit to Consolidated Total

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total profit for reportable segments	$236	$295	$408	$530
Corporate expenses	(49)	(41)	(71)	(60)
Subtotal	$187	$254	$337	$470
Restructuring costs	(23)	(35)	(49)	(72)
Transaction, separation and integration-related costs	(3)	(1)	(3)	(2)
Amortization of acquired intangible assets	(86)	(88)	(173)	(175)
Merger related indemnification	—	—	—	(2)
Gain on litigation award	—	—	168	—
(Losses) gains on real estate, facility sales and dispositions	(9)	8	(7)	8
Impairment losses	—	—	—	(14)
Interest income	45	46	134	92
Interest expense	(57)	(53)	(112)	(107)
Income before income taxes	$54	$131	$295	$198
Management does not use total assets by segment to evaluate segment performance or allocate resources. As a result, assets are not tracked by segment and therefore, total assets by segment are not disclosed.

Note 17 – Other Liabilities

The following table provides the components of other liabilities:

	As of
(in millions)	September 30, 2026	March 31, 2026
Accrued Expenses and Other Current Liabilities
Indirect tax expenses	$269	$316
Employee-related obligations(1)	152	216
Operating expenses and other current liabilities(2)	801	729
Total	$1,222	$1,261

Other Long-term Liabilities
Indemnification obligations	$87	$83
Employee-related obligations(1)	491	507
Operating expenses and other long-term liabilities(2)	594	596
Total	$1,172	$1,186
___________________________

(1) Includes the Company’s pension obligations and other certain employee-related obligations.
(2) Includes multi-year third-party software license agreements and accrued services for professional service providers and other vendors primarily related to program-level activities.

DXC TECHNOLOGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 18 – Commitments and Contingencies

Commitments

Minimum purchase commitments as of September 30, 2026 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
Remainder of 2027	$327
2028	658
2029	571
2030	372
2031	342
Thereafter	171
Total	$2,441

Contingencies

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
•our inability to attract and retain key personnel, including sales talent and employees with artificial intelligence and technical expertise, and to maintain relationships with key partners;
•risks associated with AI, including our adoption, deployment, and governance of AI technologies, reliance on third-party AI platforms, AI-related cybersecurity and data privacy risks, evolving AI regulations, and competitive displacement from AI;
•our inability to accurately estimate the cost of services and the timeline for completion of contracts, or if we or third parties fail to deliver on commitments or otherwise breach obligations to our customers;
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
•risks following the merger of Computer Sciences Corporation (“CSC”) and Enterprise Services business of Hewlett Packard Enterprise Company’s (“HPE”) businesses, including anticipated tax treatment, unforeseen liabilities, and future capital expenditures;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the second quarter and first six months of fiscal 2027 and our financial condition as of September 30, 2026. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The MD&A is organized in the following sections:
•Background
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

The following discussion includes a comparison of our results of operations and liquidity and capital resources for the second quarters and first six months of fiscal 2027 and fiscal 2026. References are made throughout to the numbered Notes to the Condensed Consolidated Financial Statements (“Notes”) in this Quarterly Report on Form 10-Q.

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

Key Metrics

Key revenue, profitability and cash flow metrics for the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026 as well as year to date cash flow comparisons are included below. Organic revenue, adjusted earnings before income taxes, and adjusted diluted earnings per share are non-GAAP financial measures. For more information see “Non-GAAP Financial Measures.”

•Revenues of $3.0 billion, down 4.0% on an organic basis;
•EBIT was $66 million, down 52.2% with a corresponding margin of 2.2%. Adjusted EBIT was $187 million, down 26.4% with a corresponding margin of 6.2%;
•Diluted earnings per share of $0.15, compared to $0.20 in the same period a year ago; adjusted diluted earnings per share of $0.67, compared to $0.84 in the same period a year ago;
•Year-to-date fiscal 2027 cash generated from operations was $635 million, less capital expenditures of $230 million, resulted in free cash flow of $405 million, compared to free cash flow of $337 million in the prior-year period. Free cash flow in fiscal 2027 includes cash proceeds of $214 million related to the litigation judgment obtained against TCS and also a cash outflow of $122 million related to tax deposits made with the IRS, as discussed in Note 12 - “Income Taxes”;
•Book-to-bill ratio (contract awards divided by quarterly revenue) of 0.80x, compared to 0.85x in the prior-year period.

Segment Highlights - Second Quarter Fiscal 2027

Consulting & Engineering Services

•    Revenue was $1,213 million, down 3.3% year-over-year on an organic basis.
•    Segment profit was $125 million, down 13.8% year-over-year, with a corresponding margin of 10.3%.
•    Book-to-bill ratio of 0.79x, compared to 0.92x during the second quarter of fiscal 2026.

Global Infrastructure Services

•    Revenue was $1,427 million, down 10.0% year-over-year on an organic basis.
•    Segment profit was $66 million, down 45.9% year-over-year, with a corresponding margin of 4.6%.
•    Book-to-bill ratio of 0.80x, compared to 0.82x during the second quarter of fiscal 2026.

Insurance Services

•    Revenue was $394 million, up 23.1% year-over-year on an organic basis. Organic revenue growth includes a favorable contract modification entered into during the second quarter of fiscal 2027.
•    Segment profit was $45 million, up 60.7% year-over-year, with a corresponding margin of 11.4%.
•    Book-to-bill ratio of 0.79x, compared to 0.68x during the second quarter of fiscal 2026.

Segment Highlights - First Six Months Fiscal 2027

Consulting & Engineering Services

•    Revenue was $2,444 million, down 3.1% year-over-year on an organic basis.
•    Segment profit was $225 million, down 10.0% year-over-year, with a corresponding margin of 9.2%.

Global Infrastructure Services

•    Revenue was $2,876 million, down 10.6% year-over-year on an organic basis.
•    Segment profit was $104 million, down 52.5% year-over-year, with a corresponding margin of 3.6%.

Insurance Services

•    Revenue was $713 million, up 12.4% year-over-year on an organic basis.
•    Segment profit was $79 million, up 29.5% year-over-year, with a corresponding margin of 11.1%.

Revenues

Our revenues by geography and operating segment are provided below:

	Three Months Ended		Percentage Change		Percentage of Revenue for the Three Months Ended
(in millions)	September 30, 2026	September 30, 2025	U.S. Dollars	Constant Currency(1)	September 30, 2026	September 30, 2025
Geographic Market
United States	$747	$821	(9.0)%	(9.0)%	24.6%	26.0%
United Kingdom	465	464	0.2%	0.4%	15.3%	14.7%
Other Europe	995	1,040	(4.3)%	(3.2)%	32.8%	32.9%
Australia	283	275	2.9%	(4.4)%	9.3%	8.7%
Other International	544	561	(3.0)%	(1.8)%	17.9%	17.7%
Total Revenues	$3,034	$3,161	(4.0)%	(4.0)%	100.0%	100.0%

Operating Segments
CES	$1,213	$1,255	(3.3)%	(3.3)%	40.0%	39.7%
GIS	1,427	1,586	(10.0)%	(10.0)%	47.0%	50.2%
Insurance	394	320	23.1%	23.1%	13.0%	10.1%
Total Revenues	$3,034	$3,161	(4.0)%	(4.0)%	100.0%	100.0%

	Six Months Ended		Percentage Change		Percentage of Revenue for the Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	U.S. Dollars	Constant Currency(1)	September 30, 2026	September 30, 2025
Geographic Market
United States	$1,489	$1,649	(9.7)%	(9.7)%	24.7%	26.1%
United Kingdom	866	944	(8.3)%	(8.3)%	14.4%	14.9%
Other Europe	2,034	2,078	(2.1)%	(2.6)%	33.7%	32.9%
Australia	571	534	6.9%	(2.1)%	9.5%	8.4%
Other International	1,073	1,115	(3.8)%	(3.0)%	17.8%	17.6%
Total Revenues	$6,033	$6,320	(4.5)%	(5.3)%	100.0%	100.0%

Operating Segments
CES	$2,444	$2,501	(2.3)%	(3.1)%	40.5%	39.6%
GIS	2,876	3,186	(9.7)%	(10.6)%	47.7%	50.4%
Insurance	713	633	12.6%	12.4%	11.8%	10.0%
Total Revenues	$6,033	$6,320	(4.5)%	(5.3)%	100.0%	100.0%
_____________

(1)Constant currency revenues are a non-GAAP measure calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends. For more information, see "Non-GAAP Financial Measures."

For the second quarter of fiscal 2027, our total revenue was $3.0 billion, a decrease of $127 million or 4.0% on an organic basis, compared to the same period a year ago. Organic revenue growth is a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."

For the first six months of fiscal 2027, our total revenue was $6.0 billion, a decrease of $287 million or 4.5%, as compared to the same period a year ago. The decrease against the comparative period includes a 5.3% decline in organic revenue partially offset by a 0.8% favorable foreign currency exchange rate impact.

For the discussion of risks associated with our foreign operations, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Costs and Expenses

Our total costs and expenses are provided below:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
Costs of services	$2,374	$2,383	$(9)	(0.4)%	$4,762	$4,771	$(9)	(0.2)%
Selling, general and administrative	319	366	(47)	(12.8)%	647	760	(113)	(14.9)%
Depreciation and amortization	286	295	(9)	(3.1)%	553	599	(46)	(7.7)%
Restructuring costs	23	35	(12)	(34.3)%	49	72	(23)	(31.9)%
Interest expense	57	53	4	7.5%	112	107	5	4.7%
Interest income	(45)	(46)	1	(2.2)%	(134)	(92)	(42)	45.7%
Other income, net	(34)	(56)	22	(39.3)%	(251)	(95)	(156)	164.2%
Total costs and expenses	$2,980	$3,030	$(50)	(1.7)%	$5,738	$6,122	$(384)	(6.3)%

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

COS was $2.4 billion for the second quarter of fiscal 2027, a decrease of $9 million (-0.4%) compared to the prior-year period. COS was $4.8 billion for the first six months of fiscal 2027, a decrease of $9 million (-0.2%) compared to the prior-year period. The decline in both periods primarily reflects lower revenue levels and reduced professional services and contractor-related expenses resulting from our cost optimization initiatives, partially offset by a one-time impairment of transition and transformation costs related to a customer contract modification in the second quarter of fiscal 2027.

Gross margin was 21.8% and 21.1% for the second quarter and first six months of fiscal 2027, respectively, a decrease of 280 basis points and 340 basis points against the comparative periods.

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

SG&A was $319 million for the second quarter of fiscal 2027, a decrease of $47 million (-12.8%) compared to the prior-year period. SG&A was $647 million for the first six months of fiscal 2027, a decrease of $113 million (-14.9%) compared to the prior-year period. The decline in both periods was primarily driven by lower payroll and related employee benefit costs, as well as reduced professional services and contractor related expenses.

SG&A as a percentage of revenue was 10.5% and 10.7% for the second quarter and first six months of fiscal 2027, respectively, an improvement of 110 basis points and 130 basis points against the comparative periods.

Depreciation and Amortization

Depreciation and amortization was $286 million for the second quarter of fiscal 2027, a decrease of $9 million (-3.1%) compared to the prior-year period. Depreciation expense decreased by $10 million due to lower average net property and equipment balances. Amortization expense increased by $1 million, as a one-time acceleration of software amortization related to a customer contract modification more than offset lower amortization associated with software assets and transition and transformation contract costs.

Depreciation and amortization was $553 million for the first six months of fiscal 2027, a decrease of $46 million (-7.7%) compared to the prior-year period. Depreciation expense decreased by $22 million due to lower average net property and equipment balances. Amortization expense decreased by $24 million due to lower software amortization and transition and transformation contract cost balances, partially offset by a one-time acceleration of software amortization during the second quarter of fiscal 2027.

Restructuring Costs

During fiscal 2027, management approved global cost savings initiatives designed to better align our workforce, facility and data center requirements. During the second quarter and first six months of fiscal 2027, total restructuring costs recorded, net of reversals, were $23 million and $49 million, respectively, a decrease of $12 million (-34.3%) and $23 million (-31.9%), respectively, as compared to the prior-year periods.

See Note 10 – “Restructuring Costs” for additional information about our restructuring actions.

Interest Income and Interest Expense

Net interest expense (interest expense less interest income) was $12 million for the second quarter of fiscal 2027, an increase of $5 million, as compared to the prior-year period. The increase was primarily driven by lower net income from cash deposits, notional pooling arrangements, and leases.

Net interest income was $22 million for the first six months of fiscal 2027 an increase of $37 million, as compared to the prior-year period. Included in this amount is $46 million of interest income from the TCS litigation judgment, partially offset by lower net income from cash deposits, notional pooling arrangements, and leases.

Other Income, Net

The components of Other income, net for the second quarters and first six months of fiscal 2027 and 2026 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
(in millions)	2026	2025	Dollar Change	2026	2025	Dollar Change
Non-service cost components of net periodic pension income	$(46)	$(43)	$(3)	$(91)	$(86)	$(5)
Foreign currency loss (gain)	1	(2)	3	—	(7)	7
Gain on litigation	—	—	—	(168)	—	(168)
Loss (gain) on real estate and facility sales	10	(7)	17	10	(7)	17
Other (gain) loss	1	(4)	5	(2)	5	(7)
Total	$(34)	$(56)	$22	$(251)	$(95)	$(156)
Other income, net was $34 million in the second quarter of fiscal 2027, a decrease of $22 million, as compared to the prior-year period. The decrease was primarily due to a $17 million unfavorable change in gains and losses on real estate and facility sales.

Other income, net was $251 million for the first six months of fiscal 2027, an increase of $156 million, as compared to the prior-year period. The increase was primarily due to the $168 million litigation judgment against TCS recognized in the first quarter, partially offset by a $17 million unfavorable change in gains and losses on real estate and facility sales.

Taxes

Our effective tax rate (“ETR”) was 75.9% and 69.5% for the three months ended September 30, 2026, and September 30, 2025, respectively, and 52.9% and 70.7% for the six months ended September 30, 2026, and September 30, 2025, respectively. For the three months ended September 30, 2026, the primary drivers of the ETR were the global mix of income, and U.S. tax on foreign income. For the six months ended September 30, 2026, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and a decrease in a deferred tax asset for stock based compensation. For the three months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, and the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company's investment in a wholly owned subsidiary. For the six months ended September 30, 2025, the primary drivers of the ETR were the global mix of income, U.S. tax on foreign income, the tax benefit of a worthless stock deduction under section 165(g) of the Internal Revenue Code related to the Company’s investment in a wholly owned subsidiary, and a decrease in a deferred tax asset for stock based compensation.

Net loss attributable to non-controlling interest

The net loss attributable to non-controlling interest, net of tax, was $11 million and $7 million for the second quarter and first six months of fiscal 2027, respectively, a change of $15 million and $13 million as compared to both periods of the prior fiscal year. These increases were primarily attributable to a one-time impairment of transition and transformation costs related to a customer contract modification within a joint venture.

Earnings Per Share

Diluted EPS for the second quarter and first six months of fiscal 2027 was $0.15 and $0.89, respectively, a decrease of $0.05 and an increase of $0.60 compared with the prior-year periods.

Diluted EPS for the second quarter of fiscal 2027 includes $0.10 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.36 per share of amortization of acquired intangible assets, $0.04 per share of losses on real estate, facility sales, and dispositions, and $0.01 per share of tax adjustments.

Diluted EPS for the first six months of fiscal 2027 includes $0.18 per share of restructuring costs, $0.01 per share of transaction, separation and integration-related costs, $0.64 per share of amortization of acquired intangible assets, $(0.70) per share of gain on litigation award, $0.03 per share of losses on real estate, facility sales, and dispositions, and $0.01 per share of tax adjustments.

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

Certain non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with GAAP include:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
(in millions)	2026	2025	Dollar	Percent	2026	2025	Dollar	Percent
Income before income taxes	$54	$131	$(77)	(58.8)%	$295	$198	$97	49.0%
Non-GAAP income before income taxes	$175	$247	$(72)	(29.1)%	$313	$455	$(142)	(31.2)%
Net income	$13	$40	$(27)	(67.5)%	$139	$58	$81	139.7%
Adjusted EBIT	$187	$254	$(67)	(26.4)%	$337	$470	$(133)	(28.3)%

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

A reconciliation of reported results to non-GAAP results is as follows:

	Three Months Ended September 30, 2026
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$54	$23	$3	$86	$9	$—	$175
Income tax expense	41	7	1	28	3	(2)	78
Net income	13	16	2	58	6	2	97
Less: net loss attributable to non-controlling interest, net of tax	(11)	—	—	—	—	—	(11)
Net income attributable to DXC common stockholders	$24	$16	$2	$58	$6	$2	$108

Effective Tax Rate	75.9%						44.6%

Basic EPS from continuing operations	$0.15	$0.10	$0.01	$0.37	$0.04	$0.01	$0.68
Diluted EPS from continuing operations	$0.15	$0.10	$0.01	$0.36	$0.04	$0.01	$0.67

Weighted average common shares outstanding for:
Basic EPS	158.16	158.16	158.16	158.16	158.16	158.16	158.16
Diluted EPS	161.99	161.99	161.99	161.99	161.99	161.99	161.99

	Six Months Ended September 30, 2026
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Gain on Litigation Award	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$295	$49	$3	$173	$(214)	$7	$—	$313
Income tax expense	156	19	1	68	(99)	2	(2)	145
Net income	139	30	2	105	(115)	5	2	168
Less: net loss attributable to non-controlling interest, net of tax	(7)	—	—	—	—	—	—	(7)
Net income attributable to DXC common stockholders	$146	$30	$2	$105	$(115)	$5	$2	$175

Effective Tax Rate	52.9%							46.3%

Basic EPS from continuing operations	$0.91	$0.19	$0.01	$0.65	$(0.72)	$0.03	$0.01	$1.09
Diluted EPS from continuing operations	$0.89	$0.18	$0.01	$0.64	$(0.70)	$0.03	$0.01	$1.06

Weighted average common shares outstanding for:
Basic EPS	160.50	160.50	160.50	160.50	160.50	160.50	160.50	160.50
Diluted EPS	164.39	164.39	164.39	164.39	164.39	164.39	164.39	164.39

	Three Months Ended September 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Tax Adjustment	Non-GAAP Results
Income before income taxes	$131	$35	$1	$88	$—	$(8)	$—	$247
Income tax expense	91	6	—	15	(2)	(1)	(16)	93
Net income	40	29	1	73	2	(7)	16	154
Less: net income attributable to non-controlling interest, net of tax	4	—	—	—	—	—	—	4
Net income attributable to DXC common stockholders	$36	$29	$1	$73	$2	$(7)	$16	$150

Effective Tax Rate	69.5%							37.7%

Basic EPS	$0.20	$0.16	$0.01	$0.41	$0.01	$(0.04)	$0.09	$0.85
Diluted EPS	$0.20	$0.16	$0.01	$0.41	$0.01	$(0.04)	$0.09	$0.84

Weighted average common shares outstanding for:
Basic EPS	177.43	177.43	177.43	177.43	177.43	177.43	177.43	177.43
Diluted EPS	179.15	179.15	179.15	179.15	179.15	179.15	179.15	179.15

	Six Months Ended September 30, 2025
(in millions, except per-share amounts)	As Reported	Restructuring Costs	Transaction, Separation and Integration-Related Costs	Amortization of Acquired Intangible Assets	Merger Related Indemnification	(Gains) and Losses on Real Estate, Facility Sales and Dispositions	Impairment Losses	Tax Adjustment	Non-GAAP Results
Income before income taxes	$198	$72	$2	$175	$2	$(8)	$14	$—	$455
Income tax expense	140	15	—	35	(2)	(1)	4	(18)	173
Net income	58	57	2	140	4	(7)	10	18	282
Less: net income attributable to non-controlling interest, net of tax	6	—	—	—	—	—	—	—	6
Net income attributable to DXC common stockholders	$52	$57	$2	$140	$4	$(7)	$10	$18	$276

Effective Tax Rate	70.7%								38.0%

Basic EPS	$0.29	$0.32	$0.01	$0.78	$0.02	$(0.04)	$0.06	$0.10	$1.54
Diluted EPS	$0.29	$0.31	$0.01	$0.77	$0.02	$(0.04)	$0.06	$0.10	$1.52

Weighted average common shares outstanding for:
Basic EPS	179.26	179.26	179.26	179.26	179.26	179.26	179.26	179.26	179.26
Diluted EPS	181.76	181.76	181.76	181.76	181.76	181.76	181.76	181.76	181.76

Reconciliations of revenue growth to organic revenue growth are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue growth	(4.0)%	(2.5)%	(4.5)%	(2.4)%
Foreign currency	—%	(1.9)%	(0.8)%	(2.0)%
Acquisitions and Divestitures	—%	0.2%	—%	0.1%
Organic revenue growth	(4.0)%	(4.2)%	(5.3)%	(4.3)%

CES revenue growth	(3.3)%	(1.9)%	(2.3)%	(2.3)%
Foreign currency	—%	(1.9)%	(0.8)%	(2.0)%
Acquisitions and Divestitures	—%	0.4%	—%	0.4%
CES organic revenue growth	(3.3)%	(3.4)%	(3.1)%	(3.9)%

GIS revenue growth	(10.0)%	(4.2)%	(9.7)%	(3.9)%
Foreign currency	—%	(2.1)%	(0.9)%	(2.1)%
Acquisitions and Divestitures	—%	—%	—%	—%
GIS organic revenue growth	(10.0)%	(6.3)%	(10.6)%	(6.0)%

Insurance revenue growth	23.1%	4.6%	12.6%	5.0%
Foreign currency	—%	(1.0)%	(0.2)%	(1.4)%
Acquisitions and Divestitures	—%	—%	—%	—%
Insurance organic revenue growth	23.1%	3.6%	12.4%	3.6%

Reconciliations of segment profit and adjusted EBIT to net income are as follows:

	Three Months Ended		Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total profit for reportable segments	$236	$295	$408	$530
Corporate expenses	(49)	(41)	(71)	(60)
Adjusted EBIT	187	254	337	470
Restructuring costs	(23)	(35)	(49)	(72)
Transaction, separation and integration-related costs	(3)	(1)	(3)	(2)
Amortization of acquired intangible assets	(86)	(88)	(173)	(175)
Merger related indemnification	—	—	—	(2)
Gain on litigation award	—	—	168	—
(Losses) gains on real estate, facility sales and dispositions	(9)	8	(7)	8
Impairment losses	—	—	—	(14)
EBIT	66	138	273	213
Interest income	45	46	134	92
Interest expense	(57)	(53)	(112)	(107)
Income before income taxes	54	131	295	198
Income tax expense	(41)	(91)	(156)	(140)
Net income	$13	$40	$139	$58

Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of September 30, 2026, our cash and cash equivalents (“cash”) were $1.6 billion, of which $0.8 billion was held outside of the U.S. We maintain various multi-currency, multi-entity, cross-border, physical and notional cash pool arrangements with various counterparties to manage liquidity efficiently that enable participating subsidiaries to draw on the Company’s pooled resources to meet liquidity needs.

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

The following table summarizes our cash flow activity:

	Six Months Ended
(in millions)	September 30, 2026	September 30, 2025	Change
Net cash provided by (used in):
Operating activities	$635	$595	$40
Investing activities	(187)	(222)	35
Financing activities	(618)	(246)	(372)
Effect of exchange rate changes on cash and cash equivalents	32	(35)	67
Net (decrease) increase in cash and cash equivalents	$(138)	$92	$(230)

Cash and cash equivalents at beginning of year	1,737	1,796
Cash and cash equivalents at the end of period	$1,599	$1,888

Operating cash flow

Net cash provided by operating activities was $635 million and $595 million, respectively, during the first six months of fiscal 2027 and fiscal 2026, reflecting a year-over year increase of $40 million. The increase was primarily due to:

•a $62 million increase in net income, net of adjustments, including $214 million of proceeds related to the TCS litigation judgment; partially offset by
•a $22 million unfavorable change in working capital, including $122 million of deposits made with the IRS, as discussed in Note 12 - “Income Taxes.”

The following table contains certain key working capital metrics:

	Three Months Ended
	September 30, 2026	September 30, 2025
Days of sales outstanding in accounts receivable	68	66
Days of purchases outstanding in accounts payable	(49)	(57)
Cash conversion cycle	19	9

Investing cash flow

Net cash used in investing activities was $187 million and $222 million, respectively, during the first six months of fiscal 2027 and fiscal 2026, reflecting a year-over-year change of $35 million. The change was primarily due to:

•a $28 million decrease in capital expenditures primarily from lower levels of software purchased and developed; and
•a $7 million increase in proceeds from sales of assets and other net investing activities.

Financing cash flow

Net cash used in financing activities was $618 million and $246 million, respectively, during the first six months of fiscal 2027 and fiscal 2026, reflecting a year-over-year change of $372 million. The change was primarily due to:

•a $400 million principal payment on long-term debt in the first six months of fiscal 2027; and
•a $6 million increase in cash used for share repurchases and related tax payments on net share settlements; partially offset by
•a $34 million reduction in payments on capital leases and asset financing arrangements, as the Company continues reducing the volume of these financing activities.

Debt Financing

The following table summarizes our total debt:

	As of
(in millions)	September 30, 2026	March 31, 2026	Change
Short-term debt and current maturities of long-term debt	$935	$520	$415
Long-term debt, net of current maturities	2,124	3,032	(908)
Total debt	$3,059	$3,552	$(493)

The $493 million decrease in total debt during the first six months of fiscal 2027 was primarily attributable to $400 million in principal payments on long-term debt, reduction in finance leases and borrowings for asset financing attributable to payments exceeding additions, and a favorable foreign currency exchange rate of the U.S. dollar against the Euro.

We were in compliance with all financial covenants associated with our borrowings as of September 30, 2026.

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

Our total liquidity of $4.6 billion as of September 30, 2026, includes $1.6 billion of cash and cash equivalents and $3.0 billion of available borrowings under our revolving credit facility.

The Company has $3.0 billion of available borrowings under our revolving credit facility through November 1, 2030. On October 27, 2026, the Company extended $2.8 billion of our revolving credit facility for one additional year to November 1, 2031. The Company believes this revised facility continues to provide ample financial flexibility to support our operating and strategic objectives.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. These estimates may change in the future if underlying assumptions or factors change. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider the following policies to be critical because of their complexity and the high degree of judgment involved in implementing them: revenue recognition, income taxes, defined benefit plans, valuation of assets and loss accruals for contingencies and litigation. We have discussed the selection of our critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. During the three months ended September 30, 2026, there were no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 except as mentioned in Note 1 – “Summary of Significant Accounting Policies.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 18 – “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which may materially and adversely affect our business, financial condition, and results of operations, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. In such case, the trading price for DXC common stock could decline, and you could lose all or part of your investment. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, and other variables and risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, and results of operations or the price of our common stock in the future. There have been no material changes in the three months ended September 30, 2026 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2026, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2026	2,025,999	$9.87	2,025,999	$251,980,589
August 1 to August 31, 2026	1,840,450	$10.87	1,840,450	$231,981,245
September 1 to September 30, 2026	1,796,305	$11.13	1,796,305	$211,980,500

On May 18, 2023, DXC announced that its Board approved an incremental $1.0 billion share repurchase authorization. As of September 30, 2026, approximately $212 million worth of shares remained available for repurchase under the plans or programs. Share repurchases may be made from time to time through various means, including in open market purchases, 10b5-1 plans, privately-negotiated transactions, accelerated stock repurchases, block trades and other transactions, in compliance with Rule 10b-18 under the Exchange Act, as well as, to the extent applicable, other federal and state securities laws and other legal requirements. The timing, volume, and nature of share repurchases pursuant to the share repurchase plan are at the discretion of management and may be suspended or discontinued at any time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1+
Resolution Adopting Amendments to the Amended and Restated DXC Technology Company 2017 Non-Employee Director Incentive Plan, effective July 21, 2026 (incorporated by reference to Appendix C to DXC Technology Company’s Definitive Proxy Statement on Schedule 14A filed June 4, 2026 (file no. 001-38033))

10.2^
Twentieth Amendment to the Receivables Purchase Agreement, dated as of July 24, 2026, among DXC Receivables LLC, as Seller, DXC Technology Company, as Servicer, PNC Bank, National Association, as Administrative Agent, and the persons from time to time party thereto as Purchasers and Group Agents (incorporated by reference to Exhibit 10.1 to DXC Technology Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (filed July 31, 2026) (file no. 001-38033))

10.3*+#	Offer Letter and Contract of Employment between EntServ UK Limited and Paul Taylor, dated July 28, 2026
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Interactive Data Files
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement.
# Certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K
^ Certain identified information has been excluded from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DXC TECHNOLOGY COMPANY

Dated:	October 29, 2026	By:	/s/ Christopher A. Voci
		Name:	Christopher A. Voci
		Title:	Senior Vice President, Corporate Controller and Principal Accounting Officer